Form 10-Q
period 1996-03-31
WEETAMOE BANCORP
filed 1996-05-14
CIK 857499

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended   March 31, 1996

Commission file number   33-47248

                                WEETAMOE BANCORP
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Massachusetts                              04-3061936
  -----------------------------------      ----------------------------------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)              Identification Number)

        100 Slade's Ferry Avenue
        Somerset, Massachusetts                          02726
  -----------------------------------      ----------------------------------
(Address of principal executive offices)              (Zip Code)


                                  (508) 675-2121
            --------------------------------------------------------
              (Registrant's telephone number, including area code)

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  [X]      No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common stock ($.01 par value) 2,754,912.280 shares as of March 31, 1996.

Traditional Small Business Disclosure Format:

                            Yes  [X]      No  [ ]



                                     PART I

ITEM 1

Financial Statements
- --------------------

                                WEETAMOE BANCORP
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                              March 31, 1996   December 31, 1995
                                              --------------   -----------------

ASSETS:
  Cash and due from banks                      $  7,242,998      $  9,039,970
  Federal funds sold                             17,000,000         9,500,000
  Investment securities                          19,269,613        21,835,682
  Securities available for sale                  28,715,110        36,730,660
  Federal Home Loan Bank Stock                      495,400           290,700
  Loans (net)                                   151,237,104       148,069,415
  Premises and equipment                          3,662,061         3,700,054
  Other real estate owned                           350,000           633,467
  Accrued interest receivable                     1,653,452         1,820,323
  Other assets                                    1,805,460         1,801,383
                                               ------------      ------------
  TOTAL ASSETS                                 $231,431,198      $233,421,654
                                               ============      ============

LIABILITIES & STOCKHOLDERS' EQUITY:
  Deposits                                     $210,600,012      $214,220,689
  Short term borrowings                           1,392,782           741,773
  Other liabilities                               1,268,231           632,467
                                               ------------      ------------
  TOTAL LIABILITIES                            $213,261,025      $215,594,929

STOCKHOLDERS' EQUITY:
  Common stock                                       27,549            26,172
  Paid in capital                                14,323,953        13,136,923
  Retained earnings                               3,926,883         4,630,608
  Net unrealized gain (loss) on investments
   in available for sale securities                (108,212)           33,022
                                               ------------      ------------
TOTAL STOCKHOLDERS' EQUITY                     $ 18,170,173      $ 17,826,725
                                               ------------      ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY       $231,431,198      $233,421,654
                                               ============      ============



                  CONSOLIDATED STATEMENT OF INCOME AND EXPENSE
                                   (UNAUDITED)
                            3 MONTHS ENDING MARCH 31,

                                                     1996           1995
                                                  -----------    -----------

INTEREST AND DIVIDEND INCOME:
Interest and fees on loans                        $ 3,466,793    $ 3,007,984
Interest and dividends on investments                 821,134        674,524
Other interest                                        161,537         39,149
                                                  --------------------------
     Total interest and dividend income             4,449,464      3,721,657
                                                  --------------------------

INTEREST EXPENSE:
Interest on deposits                                2,142,373      1,448,476
Interest on other borrowed funds                       13,143         22,646
                                                  --------------------------
     Total interest expense                         2,155,516      1,471,122
                                                  --------------------------
     Net interest and dividend income               2,293,948      2,250,535
                                                  --------------------------

PROVISION FOR LOAN LOSSES                             150,000        150,000
Net interest and dividend income after
 provision for loan losses                          2,143,948      2,100,535
                                                  --------------------------

OTHER INCOME:
Service charges on deposit accounts                   202,545        188,916
Security gains (losses) net                            50,795        (29,403)
Other income                                           68,828         64,822
                                                  --------------------------
     Total other income                               322,168        224,335
                                                  --------------------------

OTHER EXPENSE:
Salaries and employee benefits                        973,747        977,474
Occupancy expense                                     135,226        117,474
Equipment expense                                     104,693        103,196
Gain on sale of other real estate owned                  (657)             0
Write down of other real estate owned                  30,000         14,578
Other expense                                         363,699        441,887
                                                  --------------------------
     Total other expense                            1,606,708      1,654,609
                                                  --------------------------
Income before income taxes                            859,408        670,261
Income taxes                                          323,648        254,552
                                                  --------------------------

NET INCOME                                        $   535,760    $   415,709
                                                  ==========================

Earnings per share                                $      0.19    $      0.15
                                                  ==========================

Average shares outstanding(1)                       2,753,224      2,725,599
                                                  ==========================

- -------------------
<F1>  Adjusted for 5% stock dividend issued in 1996.


                         WEETAMOE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Quarters Ended March 31, 1996 and 1995
                                   (Unaudited)

                                                                         1996              1995
                                                                     -------------     ------------

INCREASE  (DECREASE) IN CASH AND CASH  EQUIVALENTS
  Cash flows from  operating activities:
    Interest and dividends received                                  $  4,458,930      $  3,795,801
    Service charges and other income received                             271,373           253,738
    Interest paid                                                      (2,154,338)       (1,435,860)
    Cash paid to suppliers and employees                               (1,536,627)       (1,576,412)
    Income taxes paid                                                    (111,650)         (224,083)
                                                                     ------------------------------
    Net cash provided by operating activities                        $    927,688      $    813,184
                                                                     ------------------------------

  Cash flows from investing activities:
    Proceeds from sale of other real estate owned                    $    254,124      $          0
    Proceeds from sales of securities available for sale                  185,954         1,291,486
    Purchases of securities available for sale                           (141,257)         (312,022)
    Proceeds from maturities of securities available for sale           7,904,129                 0
    Proceeds from maturities of investment securities                   5,445,264         2,080,245
    Purchases of investment securities                                 (2,935,536)       (1,195,253)
    Purchases of Federal Home Loan Bank stock                            (204,700)                0
    Net (increase) decrease in loans                                   (3,229,132)       (2,021,515)
    Capital expenditures                                                  (62,585)          (32,648)
    Recoveries of previously charged-off loans                              5,967             9,377
    Increase (decrease) in other liabilities                              488,810            58,832
    (Increase) decrease in federal funds sold                          (7,500,000)       (8,500,000)
    (Increase) decrease in other assets                                    85,048           454,894
                                                                     ------------------------------
    Net cash provided by (used in) investing activities              $    296,086      $ (8,166,604)
                                                                     ------------------------------

  Cash flows from financing activities:
    Proceeds from issuance of stock                                  $     62,460      $     51,749
    Net increase (decrease) in demand deposits, NOW, money
     market and savings accounts                                       (3,906,369)       (5,416,966)
    Net increase (decrease) in time deposits                              285,692        14,487,155
    Net (decrease) increase in short-term borrowings                      651,009          (820,328)
    Dividends paid                                                       (113,538)          (94,086)
    Decrease in notes payable                                                   0                 0
                                                                     ------------------------------
    Net cash provided by (used in) financing activities              $ (3,020,746)     $  8,207,524
                                                                     ------------------------------
    Net increase in cash and cash equivalents                          (1,796,972)          854,104
    Cash and cash equivalents at beginning of period                    9,039,970         7,438,167
                                                                     ------------------------------
    Cash and cash equivalents at end of period                       $  7,242,998      $  8,292,271
                                                                     ==============================

Non-cash investing activities:
  Transfers to other real estate owned                               $          0      $          0
                                                                     ==============================

  Origination of loans for the sale of other real estate owned       $    110,000      $          0
                                                                     ==============================


                         WEETAMOE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Quarters Ended March 31, 1996 and 1995
                                   (Unaudited)
                                   (Continued)

Reconciliation of net income to net cash used in operating activities:

                                                                     1996              1995
                                                                     ------------      -------------

Net income                                                           $    535,760      $    415,709
                                                                     ------------------------------
Adjustments to reconcile net income to net cash used in
 operating activities:
  Amortization of organization cost                                             0             3,440
  Depreciation and amortization                                           100,578           104,080
  Provision for loan losses                                               150,000           150,000
  Increase (decrease) in taxes payable                                    211,998            30,469
  Decrease in interest receivable                                         166,871            69,683
  Increase in interest payable                                              1,178            35,262
  Increase (decrease) in accrued expenses                                 (50,797)           51,406
  Decrease in prepaid expenses                                             (9,043)          (95,307)
  Accretion, net of amortization of investment securities                 (42,409)            2,713
  Accretion, net of amortization of securities available
   for sale                                                               (20,473)           (8,613)
  (Gain) Loss on sale of securities available for sale, net               (50,795)           29,403
  Change in unearned income                                               (94,523)           10,361
  Writedown of Other Real Estate Owned                                     30,000            14,578
  Loss (Gain) on sales of other real estate owned                            (657)                0
                                                                     ------------------------------
      Total adjustments                                              $    391,928      $    397,475
                                                                     ------------------------------
      Net cash used in operating activities                          $    927,688      $    813,184
                                                                     ==============================



          WEETAMOE BANCORP AND SUBSIDIARY, SLADE'S FERRY TRUST COMPANY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 March 31, 1996

Note A - Basis of Presentation
- ------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10QSB and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of Weetamoe Bancorp, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.


Note B - Accounting Policies
- ----------------------------

The accounting principles followed by Weetamoe Bancorp and subsidiary and the methods of applying these principles which materially affect the determination of financial position, results of operations, or changes in financial position are consistent with those used at year end 1995.

The consolidated financial statements of Weetamoe Bancorp include its wholly-owned subsidiary, Slade's Ferry Trust Company, and its subsidiaries, the Slade's Ferry Realty Trust and the Slade's Ferry Securities Corporation. All significant intercompany balances have been eliminated.


ITEM 2

Management's Discussion and Analysis
- ------------------------------------

Financial Condition
- -------------------

A slight decrease in assets occurred during the first quarter in 1996. This decline was attributed to a reduction in deposits, which were at peak levels at year end 1995. Under normal conditions, it has been the trend for deposits to either stabilize or decline during the first three months of the new year. As a result of the decrease in deposits, assets at March 31, 1996 were down by $2.0 Million to $231.4 Million, when compared to $233.4 Million reported on December 31, 1995.

On March 20, 1996 Weetamoe Bancorp ("the Company") entered into a letter of intent with Fairbank, Inc., a Massachusetts corporation ("Fairbank"), for the acquisition of Fairbank and its wholly owned subsidiary, the National Bank of Fairhaven, by the Company's wholly owned subsidiary, Slade's Ferry Bank. On April 5, the Company and Fairbank executed a definitive agreement and plan of merger for the acquisition. The agreement provides for a purchase price of $8,558,800 to be paid in cash without any issuance of Weetamoe Bancorp stock. As a result of the proposed transaction, the National Bank of Fairhaven's two banking offices would become branches of Slade's Ferry Bank which would be the surviving bank.

The National Bank of Fairhaven had assets of approximately $65 Million at year end 1995, while Slade's Ferry Bank ended the year at $233 Million. The combined entity with assets of almost $300 Million would operate nine full time banking offices serving Fairhaven, New Bedford, Fall River, Somerset, Swansea, Seekonk and surrounding towns.

The acquisition is subject to approval by Fairbank's stockholders and approvals by federal and state banking regulators.

Subject to receipt of all regulatory approvals, the acquisition is expected to be completed on or before September 30, 1996.

In preparation for this cash outlay, management has increased its liquidity level by utilizing proceeds from securities that have matured in the investment portfolio. These funds have been reinvested primarily in the Federal Funds Sold category or into short term treasuries. The combination of the increase in loans, the decline in deposits, and providing for the anticipated cash requirements for the merger resulted in a decrease in the investment portfolio. Investment Securities and Securities Available for Sale combined were down by $10.6 Million at the end of the first quarter to $48.0 Million, from $58.6 Million reported at year end 1995.

Federal Funds Sold was up by $7.5 Million to $17.0 Million from $9.5 Million at year end. The current level of the Federal Funds Sold category provides for any unusual decline in deposits, anticipated loan demand, and the cash necessary to consummate the acquisition of the National Bank of Fairhaven.

An improved loan demand, combined with a business development program, has resulted in an increase in loans. Loans at March 31, 1996 were up by $3.2 Million to $154.3 Million, when compared to $151.1 Million at December 31, 1995.

Other Real Estate Owned, which is real estate acquired through foreclosure, was down by $283,467 from $633,467 at year end. At present, there is one remaining parcel of foreclosed property representing a balance of $350,000.

Deposits at March 31, 1996 were down by $3.6 Million to $210.6 Million, when compared to $214.2 Million at December 31, 1995. The decreases were noted primarily in the demand, NOW account, and money market account segments, with a combined decline of $4.6 Million, offset by combined increases in savings accounts and time deposits of $1.0 Million.

Nonaccrual loans at March 31, 1996 were $2,751,460, up slightly by $56,347 from $2,695,113 reported at December 31, 1995. Loans that have become nonaccrual during the first quarter of 1996 amounted to $140,830. Offsetting the addition to nonaccrual loans was $84,483 through receipt of payments. The Company does not foresee this increase in nonaccrual loans as a trend. Economic conditions in the area have improved slightly, and it is not anticipated that any increase in the nonaccrual category will be of a material nature.

Loans past due 90 days or more but still accruing increased by $494,058 on March 31, 1996 to $517,186 from $23,128 reported on December 31, 1995. The Company continues to accrue on these loans due to the assets that are collateralizing such loans.



            INFORMATION WITH RESPECT TO NONACCRUAL AND PAST DUE LOANS AT MARCH 31, 1996 AND 1995 AND DECEMBER 31, 1995 AND 1994


                                                               (Dollars in Thousands)
                                                           At March 31      At December 31
                                                         ----------------   ---------------
                                                          1996      1995     1995     1994
                                                         ------    ------   ------   ------

Nonaccrual Loans                                         $2,751    $3,974   $2,695   $3,238
Loans 90 days or more past due and still accruing           517       718       23      204
Real estate acquired by foreclosure
 or substantively repossessed                               350       540      633      888
Percentage of nonaccrual loans to total loans              1.78%     2.87%    1.78%    2.38%
Percentage of nonaccrual loans and real estate
 acquired by foreclosure or substantively
 repossessed to total assets                               1.34%     2.57%    1.42%    2.13%
Percentage of allowance for possible loan losses            .96%      .62%     .93%     .71%
 to nonaccrual loans


The $2.7 Million nonaccrual loans consist of $2.1 Million of real estate mortgages, $.5 Million attributed to commercial loans, and $.1 Million attributed to consumer loans. Of the total nonaccrual loans outstanding, $281,588 are restructured at March 31, 1996.


          INFORMATION WITH RESPECT TO NONACCRUAL AND RESTRUCTURED LOANS
            AT MARCH 31, 1996 AND 1995 AND DECEMBER 31, 1995 AND 1994


                                                        (Dollars in Thousands)
                                                     At March 31      At December 31
                                                  ----------------    --------------
                                                   1996      1995      1995      1994
                                                  ------    ------    ------    ----

Nonaccrual Loans                                  $2,751    $3,974    $2,695    $3,238
Interest income that would have been recorded
 under original terms                                 62        78       243       242
Interest income recorded during the period             3         0        21        19


The Company stops accruing interest on a loan once it becomes past due 90 days or more unless there is adequate collateral and the financial condition of the borrower is sufficient. When a loan is placed on a nonaccrual status, all previously accrued but unpaid interest is reversed and charged against current income. Interest is thereafter recognized only when payments are received and the loan becomes current.

Loans in the nonaccrual category will remain until the possibility of collection no longer exists, the loan is paid off or becomes current. When a loan is determined to be uncollectible, it is then charged off against the Allowance for Possible Loan Losses.

Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" was adopted by the Company as of January 1, 1995. Statement 114 applies to all loans except large groups of smaller-balance homogenous loans that are collectively evaluated for impairment, loans measured at fair value or at a lower of cost or fair value, leases, and debt securities as defined in Statement 115. Statement 114 requires that impaired loans be valued at the present value of expected future cash flows discounted at the loan's effective interest rate or as a practical expedient, at the loan's observable market value of the collateral if the loan is collateral dependent.

Included in the $2,751,460 nonaccrual loans are $2,296,377 which the Company has determined to be impaired, for which $1,970,822 have a related allowance for credit losses of $513,762 and $325,555 have no related allowance for credit losses.

The Company has $800,000 of potential problem loans for which payments are presently current. However, the borrowers are experiencing financial difficulty. These loans are subject to management's attention and their classification is reviewed quarterly.


               ANALYSIS OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                                   (Dollars in Thousands)
                                              Three Months        Years Ended
                                               At March 31       At December 31
                                            ----------------    ----------------
                                             1996      1995      1995      1994
                                            ------    ------    ------    ------

Balance at January 1                        $2,498    $2,306    $1,954    $1,954
Charge Offs:
  Commercial                                   ---       ---       184        22
  Real Estate - Construction                   ---       ---       ---       ---
  Real Estate - Mortgage                       ---       ---        79       246
  Installment/Consumer                           2         2       134        93
                                            ------------------------------------
                                                 2         2       397       361
Recoveries:
  Commercial                                     1       ---         1        51
  Real Estate - Construction                   ---       ---       ---       ---
  Real Estate - Mortgage                       ---         5        16         2
  Installment/Consumer                           5         4        22        15
                                            ------------------------------------
                                                 6         9        39        68
                                            ------------------------------------
Net Charge Offs                                 (4)        7       358       293
                                            ------------------------------------
Additions Charged to Operations                150       150       550       645
Balance at End of Period                    $2,651    $2,463    $2,498    $2,306
                                            ====================================

Ratio of Net Charge Offs to Average
 Loans Outstanding                          (0.003%)    0.05%     0.25%     0.23%


The Allowance for Possible Loan Losses at March 31, 1996 was $2,651,500, compared to $2,497,774 at year end 1995. The Allowance for Possible Loan Losses as a percent of outstanding loans was 1.72% at March 31, 1996, and 1.65% at December 31, 1995.

The Bank provided  $550,000 in 1995,  $645,000 in 1994, and $150,000 as of March
31, 1996 to the Allowance for Possible Loan Losses. Loans charged off were $396,639 in 1995, $361,811 in 1994, and $2,240 as of March 31, 1996. Recoveries
on loans previously charged off were $39,553 in 1995, $68,808 in 1994, and $5,966 as of March 31, 1996. Management believes that the Allowance for Loan Losses of $2,651,500 is adequate to absorb any losses in the foreseeable future, due to the Bank's strong collateral position and the current asset quality.

The percentages of the Allowance for Possible Loan Losses to nonaccrual loans improved to .96% at March 31, 1996 from .93% and .71% reported at years ending 1995 and 1994, respectively. The average ratio of peer group banks with assets of $100-$300 Million for years 1995 and 1994 were 3.59% and 3.45% respectively. Ratio of peer groups for March 31, 1996 were not available.

The level of the Allowance for Possible Loan Losses is evaluated by management and encompasses several factors, which include but are not limited to, recent trends in the nonperforming loans, the adequacy of the assets which collateralize the nonperforming loans, current economic conditions in the market area, and various other external and internal factors.

This table shows an allocation of the allowance for loan losses as of the end of each of the periods indicated.



                                     March 31, 1996          December 31, 1995        December 31, 1994
                                 -----------------------  -----------------------  -----------------------
                                              Percent of               Percent of               Percent of
                                               Loans in                 Loans in                 Loans in
                                                 Each                     Each                     Each
                                               Category                 Category                 Category
                                               to Total                 to Total                 to Total
                                   Amount       Loans       Amount       Loans       Amount        Loans
                                 ----------   ----------  ----------   ----------  ----------   ----------
                                                          (Dollars in Thousands)

Domestic:
  Commercial                     $  756(1)     11.11%     $  597(1)     11.35%       $  588       12.82%
  Real estate - Construction         56         6.33%         40         4.55%           14        1.68%
  Real estate - mortgage          1,524(2)     78.87%      1,581(2)     80.04%        1,374       81.03%
  Consumer                          315(3)      3.69%        280         4.06%          330        4.47%
                                 ----------------------------------------------------------------------
                                 $2,651       100.00%     $2,498       100.00%       $2,306      100.00%
                                 ======================================================================

- --------------------
<F1>  Includes  specifically reserved for impaired loans of $269,762 as of March
      31, 1996 and $214,542 as of December 31, 1995 as required by Financial Accounting Standard No. 114, Accounting for Impairment of Loans.

<F2>  Includes  specifically reserved for impaired loans of $184,000 as of March
      31, 1996 and $240,500 as of December 31, 1995 as required by Financial Accounting Standard No. 114, Accounting for Impairment of Loans.

<F3>  Includes  specifically  reserved for impaired loans of $60,000 as of March
      31, 1996 as required by Financial Accounting Standard No. 114, Accounting for Impairment of Loans.

The loan portfolio's largest segment of loans is commercial real estate loans, which represent 47.55% of gross loans. Residential real estate, which is the second largest segment of the loan portfolio, represents 31.32% of gross loans. The Company requires a loan to value ratio of 80% in both commercial and residential mortgages. These mortgages are secured by real properties which have a readily ascertainable value.

Generally, commercial real estate loans have a higher degree of credit risk than residential real estate loans because they depend primarily on the success of the business. When granting these loans, the Company evaluates the financial statements of the borrower(s), the location of the real estate, the quality of management, and general economic and competitive conditions. When granting a residential mortgage, the Company reviews the borrower(s) repayment history on past debts, and assesses the borrower(s) ability to meet existing obligations and payments on the proposed loans.

Commercial loans consist of loans predominantly collateralized by inventory, furniture and fixtures, and accounts receivable. In assessing the collateral for this type of loan, management applies a 40% liquidation value to inventories, 25% to furniture, fixtures and equipment; and 60% to accounts receivable. Commercial loans represent 11.11% of the loan portfolio.

Consumer loans are generally unsecured credits and represent 3.69% of the total loan portfolio. These loans have a higher degree of risk then residential mortgage loans. The underlying collateral of a secured consumer loan tends to depreciate in value. Consumer loans are typically made based on the borrower's ability to repay the loan through continued financial stability. The Company endeavors to minimize risk by reviewing the borrower's repayment history on past debts, and assessing the borrower's ability to meet existing obligations on the proposed loans.

The allocation of the Allowance for Loan Losses is based on management's judgement of potential losses in the respective portfolios. While management has allocated reserves to various portfolio segments, the Allowance is general in nature and is available for the portfolio in its entirety.


Results of Operations
- ---------------------

Net interest income increased by $43,413 to $2,293,948 on March 31, 1996 when compared to $2,250,535 earned during the same period in the previous year. Interest earned was up by $727,807 during the three month period primarily due to a larger loan and investment portfolio, when compared to the prior year. This increase was offset by an increase in interest expense which is attributable to a larger deposit base in the current quarter compared to the same period in the previous year.

The provision for loan losses is a charge against earnings, which in turn funds the Allowance for Possible Loan Losses. The Company's provision for the three months ending March 31, 1996 was $150,000. During the same period in the prior year, the provision was also $150,000.

Other income was up by $97,833 to $322,168 on March 31, 1996 when compared to $224,335 earned in the same period of the previous year. Service charges on deposit accounts increased by $13,629, which is attributed to a larger customer base. Gains realized on sale of securities for the three months amounted to $50,795 compared to a loss of $29,403 realized in the three months of the prior year. Other miscellaneous income reflected an increase of $4,006 due to normal business operations.

Total Other Expense decreased by $47,901 to $1,606,708 reported during the first quarter of 1996, compared to $1,654,609 reported for the same period in 1995. The largest decrease occurred in Other Expense which declined by $78,188 due to the significant reduction of F.D.I.C. deposit insurance premiums that occurred in late 1995. This reduction in assessment fees was offset by expense attributed to collection and repossession.

Income before income taxes for the first quarter in 1996 was $859,408, up by $189,147 from $670,261 reported during the same period in 1995. Applicable taxes for the current period was $323,648 and $254,552 for the same period in the previous year. This resulted in net income for the three months ending March 31, 1996 of $535,760, up by $120,051. Earnings per share were up by $.04 per share to $.19 per share from $.15 earned per share during the same quarter in 1995.


Liquidity
- ---------

The Company's principal sources of funds are customer deposits, loan amortization, loan payoffs, and the maturities of investment securities. Through these sources, funds are provided for customer withdrawals from their deposit accounts, loan originations, draw-downs on loan commitments, acquisition of investment securities and other normal business activities. Investors' capital also provides a source of funding.

The largest source of funds is provided by depositors. The largest component of the Company's deposit base is reflected in the Time Deposit category. The Company does not participate in brokered deposits. Deposits are obtained from consumers and commercial customers within the Bank's community reinvestment area, being Bristol County, Massachusetts and several abutting towns in Rhode Island.

The Company also has the ability to borrow funds from correspondent banks, the Federal Home Loan Bank, as well as the Federal Reserve Bank of Boston by pledging various investment securities as collateral. The Company did not borrow during the first quarter of the current year. During the first quarter of 1995, the Company borrowed for 25 days with an average borrowing of $2.0 Million. There were no other borrowings during 1995. However, tax payments made by our customers which are owed to the Federal Reserve Bank Treasury Tax and Loan account are classified as borrowed funds.

Excess available funds are invested on a daily basis as Federal Funds Sold and can be withdrawn daily. The Bank attempts through its cash management strategies to maintain a minimum level of Federal Funds Sold to further enhance its liquidity.

Liquidity represents the ability of the Bank to meet its funding requirements. In assessing the appropriate level of liquidity, the Bank considers deposit levels, lending requirements, and investment maturities in light of prevailing economic conditions. Through this assessment, the Bank manages its liquidity level to optimize earnings and respond to fluctuations in customer borrowing needs.

At March 31, 1996, the Bank's liquidity ratio stood at 34.3% as compared to 36.0% at December 31, 1995. The liquidity ratio is determined by dividing the Bank's short term assets (cash and due from banks, interest bearing deposits due from other banks, securities, and federal funds sold) by the Bank's total deposits. Management believes the Bank's liquidity to be adequate to meet the current and presently foreseeable needs of the Bank.

The comparison of cash flows for three months ending March 31, 1996 and 1995 indicates that cash flows, as a result of operating activities, increased by $114,504 during the current period compared to the same period in the previous year. There was an increase in interest and dividends received of $663,129, an increase in service charges of $17,635, and decreases in cash paid to suppliers and employees of $39,785, and income taxes paid of $112,433. These were offset by an increase in interest paid of $718,478.

Cash provided by investing activities during the three month period ending March 31, 1996 was $.3 Million which was comprised of an increase in Federal Funds Sold of $7.5 Million, an increase in loans of $3.2 Million and purchase of securities of $3.3 Million. This was offset by proceeds from securities that had matured or were sold of $13.5 Million.

During the same period in the prior year, net cash used for investing activities was $8.2 Million which was comprised of an increase in Federal Funds Sold of $8.5 Million, an increase in loans of $2.0 Million and purchase of securities of $1.5 Million. This was offset by sale of securities of $1.3 Million and proceeds from securities that matured of $2.1 million.

Cash used in financing activities during the period ending March 31, 1996 was $3.0 Million, primarily due to the decrease in the balance of demand, NOW, money market and savings accounts of $3.9 Million. This was partially offset by an increase in short term borrowings of $.7 Million and an increase in time deposits of $.3 Million.

During the three month period ending March 31, 1995, cash provided by financing activities was $8.2 Million, primarily due to an influx of funds in the time deposit category of $14.5 Million offset by a decrease in demand, NOW, money market accounts and savings accounts of $5.4 Million.


Capital
- -------

As of March 31, 1996, the Company had total capital of $18,170,173. This represents an increase of $343,448 from $17,826,725 reported on December 31, 1995. The increase in capital was a combination of several factors. Additions consisted of three months earnings of $535,760, transactions originating through the Dividend Reinvestment Program whereby 1,492.674 shares were issued for cash contributions of $12,700 and 5,765.920 shares were issued for $49,760 in lieu of cash dividend payments. These additions were offset by dividends paid of $110,178 and cash dividends paid in lieu of fractional shares of $3,360 as a result of the 5% stock dividend issued in January of 1996.

Also, affecting capital is the adjustment that reflects net unrealized gains or losses, net of taxes, on securities classified as Available-for-Sale. On December 31, 1995 the Available-for-Sale portfolio had unrealized gains, net of taxes, of $33,022, and on March 31, 1996, as a result of current market values, the portfolio reflects unrealized losses, net of taxes, of $141,234 which is an adjustment from capital.

Paid in Capital increased by $1,187,030 of which $1,124,643 was a transfer from retained earnings representing a 5.0% stock dividend paid on January 1, 1996 and $62,387 attributed to transactions resulting from cash contributions and reinvestment of cash dividends associated with the Dividend Reinvestment Program.

Federal Banking regulators have adopted Risk Based and Leverage Capital requirements, which were phased in and fully implemented on December 31, 1992. Under the requirements, a minimum level of capital will vary among banks based on safety and soundness of operations.

Risk Based Capital ratios are calculated with reference to risk-weighted assets, which include both on and off balance sheet exposure. At December 31, 1993, the minimum regulatory capital level for Risk Based Capital was 4.0% for Tier 1 capital, 8.0% for total capital, and 4.0% for Leverage Capital (Tier 1 as a percentage of total assets).

At March 31, 1996 the actual Risk Based Capital of the Bank was $18,196,991 for Tier 1 Capital, exceeding the minimum requirements of $6,339,414 by $11,857,577. Total Capital of $20,178,058 exceeded the minimum requirements of $12,678,828 by $7,499,230 and Leverage Capital of $18,196,991 exceeded the minimum requirements of $9,258,000 by $8,938,991.


ITEM 4

Submission of Matters to a Vote of Security Holders
- ---------------------------------------------------

The Annual Meeting of the stockholders of the Weetamoe Bancorp was held on March 11, 1996.


Proposal One - Election of Clerk/Secretary
- ------------------------------------------

The following individual, was reelected by the stockholders to serve as Clerk/Secretary until the next annual meeting of the stockholders, and until his successor is elected and qualified.


                                     Votes
    --------------------------------------------------------------------
    Nominee                           For                      Against
    --------------------------------------------------------------------
    Attorney Peter G. Collias         1,688,651.385            7,257.894


Proposal Two - Election of Class One Directors
- ----------------------------------------------

The following four individuals were re-elected to serve as directors of the Company until the 1999 Annual Meeting of stockholders and until their successors are elected or qualified.

                                     Votes
     ---------------------------------------------------------------------
     Nominee                          For                    Against
     ---------------------------------------------------------------------
     Donald T. Corrigan               1,691,135.003          4,774.276
     Peter Paskowski                  1,691,135.003          4,774.276
     Kenneth R. Rezendes              1,691,135.003          4,774.276
     Charles Veloza                   1,680,311.426         15,597.853


The following additional directors continued their terms in office after the meeting:

         Thomas B. Almy                      Francis A. Macomber
         James D. Carey                      Majed Mouded, MD
         Peter G. Collias                    Bernard T. Shuman
         Edward S. Machado                   William J. Sullivan



Proposal Three - Amendment of Articles of  Organization  to Increase  Authorized
                 Shares.
- --------------------------------------------------------------------------------

To amend the Corporation's Articles of Organization to increase the number of authorized shares of Common Stock of the Corporation, par value $.01 per share, from 3,000,000 to 5,000,000 shares.

                     For                            Against
                ---------------------------------------------
                1,663,512.447                      32,396.832

Proposal Four - Approval of 1996 Stock Option Plan
- --------------------------------------------------

To submit for stockholder approval a 1996 Stock Option Plan (the "Plan"). The purpose of the Plan is to encourage ownership of the Corporation's Common Stock by key employees and non-employee directors and to provide additional incentive for them to promote the success of the business.

                     For                            Against
                ---------------------------------------------
                1,642,370.919                      53,538.360

Proposal Five - Amendment of Bylaws to change Annual Stockholders Meeting date.
- -------------------------------------------------------------------------------

To amend the bylaws of the Corporation to change the Stockholders Annual Meeting date from the second Monday in March to the second Monday in April commencing in 1997.

                     For                            Against
                ---------------------------------------------
                1,686,205.295                      9,703.984


ITEM 5

Other Matters
- -------------

The Board of Directors declared a five percent stock dividend on the Company's common stock to stockholders of record on January 8, 1996, paid on January 31, 1996. The stock dividend resulted in the distribution of 130,469 shares. The par value of the common stock remained at $.01. Accordingly, $1,304.69 and $1,124,642.78 were transferred from Retained Earnings to Common Stock and Paid-In-Capital respectively.


ITEM 6

Exhibits and Reports on Form 8-K
- --------------------------------

(a)   Exhibits: See exhibit index.

(b) Reports on Form 8-K: A report on Form 8-K was filed, reporting on Item 5. No financial statements were filed. The date of the report was March 20, 1996.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                        WEETAMOE BANCORP
                                        (Registrant)


May 10, 1996                            /s/ Kenneth R. Rezendes
- -----------------------------           ------------------------------------
(Date)                                  (Signature)      Kenneth R. Rezendes
                                                                   President


May 10, 1996                            /s/ James D. Carey
- -----------------------------           ------------------------------------
(Date)                                  (Signature)           James D. Carey
                                                    Executive Vice President



                                  EXHIBIT INDEX


Exhibit No.     Description                                                   Page
- -----------     ------------------------------------------------------------------

    3.1         Articles of Incorporation of Weetamoe Bancorp as amended       *

    3.2         Bylaws of Weetamoe Bancorp as amended                          *

   10.1         Agreement and Plan of Merger by and between Weetamoe
                 Bancorp  and Fairbank, Inc.

   10.2         Weetamoe Bancorp 1996 Stock Option Plan


- -------------------
<F1>  *  Incorporated by reference to the  Registrant's  Form 10K-SB for the fiscal year ended December 31, 1995.