Form 10QSB
period 1996-06-30
WEETAMOE BANCORP
filed 1996-08-12
CIK 857499

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


                For quarter ended           June 30, 1996
                                            -------------

                Commission file number      33-47248
                                            -------------


                              WEETAMOE BANCORP
           (Exact name of registrant as specified in its charter)


            Massachusetts                            04-3061936
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)             Identification Number)

        100 Slade's Ferry Avenue                        02726
        Somerset, Massachusetts                       (Zip Code)
(Address of principal executive offices)


                               (508) 675-2121
            (Registrant's telephone number, including area code)

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

Common stock ($.01 par value) 2,762,651.151 shares as of June 30, 1996.
- -----------------------------------------------------------------------

Traditional Small Business Disclosure Format:

Yes  [X]      No  [ ]



                                   PART I

ITEM 1

Financial Statements
- --------------------

                              WEETAMOE BANCORP
                         CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)


                                              June 30, 1996     December 31, 1995
                                              -------------     -----------------

ASSETS:
Cash and due from banks                       $  8,101,808         $  9,039,970
Federal funds sold                              13,000,000            9,500,000
Investment securities                           18,839,576           21,835,682
Securities available for sale                   28,159,522           36,730,660
Federal Home Loan Bank Stock                       495,400              290,700
Loans (net)                                    155,072,051          148,069,415
Premises and equipment                           3,595,884            3,700,054
Other real estate owned                            350,000              633,467
Accrued interest receivable                      1,599,306            1,820,323
Other assets                                     2,732,353            1,801,383
                                              ---------------------------------
TOTAL ASSETS                                  $231,945,900         $233,421,654
                                              =================================

LIABILITIES & STOCKHOLDERS' EQUITY:
Deposits                                      $210,980,336         $214,220,689
Short term borrowings                            1,558,299              741,773
Other liabilities                                1,073,667              632,467
                                              ---------------------------------
TOTAL LIABILITIES                             $213,612,302         $215,594,929

STOCKHOLDERS' EQUITY:
Common stock                                        27,627               26,172
Paid in capital                                 14,388,643           13,136,923
Retained earnings                                4,355,170            4,630,608
Net unrealized gain (loss) on investments
 in available for sale securities                 (437,842)              33,022
                                              ---------------------------------
TOTAL STOCKHOLDERS' EQUITY                    $ 18,333,598         $ 17,826,725
                                              ---------------------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY      $231,945,900         $233,421,654
                                              =================================


                CONSOLIDATED STATEMENT OF INCOME AND EXPENSE
                                 (UNAUDITED)
                          6 MONTHS ENDING JUNE 30,


                                               1996            1995
                                            ----------      ----------

INTEREST AND DIVIDEND INCOME:
Interest and fees on loans                  $6,975,018      $6,135,820
Interest and dividends on investments        1,531,425       1,411,188
Other interest                                 366,030         236,442
                                            --------------------------
      Total interest and dividend income     8,872,473       7,783,450
                                            --------------------------
INTEREST EXPENSE:
Interest on deposits                         4,227,961       3,341,598
Interest on other borrowed funds                23,752          33,527
                                            --------------------------
      Total interest expense                 4,251,713       3,375,125
                                            --------------------------
      Net interest and dividend income       4,620,760       4,408,325
                                            --------------------------
PROVISION FOR LOAN LOSSES                      300,000         300,000
      Net interest and dividend income
       after provision for loan losses       4,320,760       4,108,325
                                            --------------------------
OTHER INCOME:
Service charges on deposit accounts            414,952         376,175
Security gains (losses) net                     92,560         (15,129)
Other income                                   134,004         124,765
                                            --------------------------
      Total other income                       641,516         485,811
                                            --------------------------
OTHER EXPENSE:
Salaries and employee benefits               1,977,462       1,973,701
Occupancy expense                              254,015         234,158
Equipment expense                              208,767         203,647
Gain on sale of other real estate owned           (657)           (192)
Write down of other real estate owned           30,000          14,578
Other expense                                  767,471         895,097
                                            --------------------------
      Total other expense                    3,237,058       3,320,989
                                            --------------------------
Income before income taxes                   1,725,218       1,273,147
Income taxes                                   650,664         485,276
                                            --------------------------
NET INCOME                                  $1,074,554      $  787,871
                                            ==========================
Earnings per share                          $     0.39      $     0.29
                                            ==========================
Average shares outstanding(1)                2,757,051       2,727,778
                                            ==========================

- -------------------
<F1>   Adjusted for 5% stock dividend issued in 1996.


                CONSOLIDATED STATEMENT OF INCOME AND EXPENSE
                                 (UNAUDITED)
                          3 MONTHS ENDING JUNE 30,


                                               1996            1995
                                            ----------      ----------

INTEREST AND DIVIDEND INCOME:
Interest and fees on loans                  $3,508,225      $3,127,836
Interest and dividends on investments          710,291         736,664
Other interest                                 204,493         197,293
                                            --------------------------
      Total interest and dividend income     4,423,009       4,061,793
                                            --------------------------
INTEREST EXPENSE:
Interest on deposits                         2,085,588       1,893,122
Interest on other borrowed funds                10,609          10,881
                                            --------------------------
      Total interest expense                 2,096,197       1,904,003
                                            --------------------------
      Net interest and dividend income       2,326,812       2,157,790
                                            --------------------------
PROVISION FOR LOAN LOSSES                      150,000         150,000
      Net interest and dividend income
       after provision for loan losses       2,176,812       2,007,790
                                            --------------------------
OTHER INCOME:
Service charges on deposit accounts            212,407         187,259
Security gains (losses) net                     41,765          14,274
Other income                                    65,176          59,943
                                            --------------------------
      Total other income                       319,348         261,476
                                            --------------------------
OTHER EXPENSE:
Salaries and employee benefits               1,003,715         996,227
Occupancy expense                              118,789         116,684
Equipment expense                              104,074         100,451
Gain on sale of other real estate owned              0            (192)
Write down of other real estate owned                0               0
Other expense                                  403,772         453,210
                                            --------------------------
      Total other expense                    1,630,350       1,666,380
                                            --------------------------
Income before income taxes                     865,810         602,886
Income taxes                                   327,016         230,724
                                            --------------------------
NET INCOME                                  $  538,794      $  372,162
                                            ==========================
Earnings per share                          $     0.20      $     0.14
                                            ==========================
Average shares outstanding(1)                2,760,878       2,729,873
                                            ==========================

- -------------------
<F1>   Adjusted for 5% stock dividend issued in 1996.


                       WEETAMOE BANCORP AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Six Months Ended June 30, 1996 and 1995
                                 (Unaudited)


                                                                1996            1995
                                                             -----------     -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
  Cash flows from operating activities:
    Interest and dividends received                          $ 8,757,676     $ 7,574,600
    Service charges and other income received                    548,956         500,940
    Interest paid                                             (4,267,089)     (3,358,678)
    Cash paid to suppliers and employees                      (2,984,539)     (3,217,250)
    Income taxes paid                                           (851,105)       (516,153)
                                                             ---------------------------
    Net cash provided by (used in) operating activities        1,203,899         983,459
                                                             ---------------------------
  Cash flows from investing activities:
    Maturities of securities available for sale                8,415,982         472,610
    Proceeds from sales of securities available for sale         651,693       1,304,478
    Purchases of securities available for sale                (1,019,636)     (3,801,242)
    Proceeds from sale of other real estate owned                254,124          67,192
    Proceeds from sale of fixed assets                                 0               0
    Purchases of Federal Home Loan Bank Stock                   (204,700)              0
    Proceeds from maturities of investment securities         10,285,528       3,905,497
    Purchases of investment securities                        (7,203,019)    (10,868,920)
    Net (increase) decrease in loans                          (7,299,615)     (7,759,743)
    Capital expenditures                                         (97,675)        (87,627)
    Recoveries of previously charged-off loans                    80,185          11,938
    Increase (decrease) in other liabilities                    (451,514)       (166,375)
    (Increase) decrease in federal funds sold                 (3,500,000)     (7,000,000)
    (Increase) decrease in other assets                          467,230         406,607
                                                             ---------------------------
    Net cash provided by (used in) investing activities          378,583     (23,515,585)
                                                             ---------------------------
  Cash flows from financing activities:
    Proceeds from issuance of stock                              127,227          98,159
    Net increase (decrease) in demand deposits, NOW,
     money market and savings accounts                        (1,466,440)     (7,966,511)
    Net increase (decrease) in time deposits                  (1,773,913)     32,041,077
    Net increase (decrease) in short-term borrowings             816,526         306,512
    Dividends paid                                              (224,044)       (198,102)
                                                             ---------------------------
    Net cash provided by (used in) financing activities       (2,520,644)     24,281,135
                                                             ---------------------------
    Net decrease in cash and cash equivalents                   (938,162)      1,749,009
    Cash and cash equivalents at beginning of period           9,039,970       7,438,167
                                                             ---------------------------
    Cash and cash equivalents at end of period               $ 8,101,808     $ 9,187,176
                                                             ===========================


                       WEETAMOE BANCORP AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Six Months Ended June 30, 1996 and 1995
                                 (Unaudited)
                                 (Continued)


Reconciliation of net income to net cash used in operating activities:

                                                         1996           1995
                                                      ----------     ----------

Net income                                            $1,074,554     $  787,871
                                                      -------------------------
Adjustments to reconcile net income to net cash
 used in operating activities:
  Amortization of organization cost                            0          3,440
  Gain on sale of fixed asset                                  0              0
  Depreciation and amortization                          201,845        209,020
  Provision for loan losses                              300,000        300,000
  Increase (decrease) in taxes payable                  (200,441)       (30,877)
  (Increase) decrease in interest receivable             221,017       (206,733)
  Increase (decrease) in interest payable                (15,376)        16,447
  Increase (decrease) in accrued expenses                 45,624          5,848
  Increase in prepaid expenses                           (24,293)      (128,955)
  Accretion of securities, net of amortization           (86,402)       (11,493)
  Accretion of securities available for sale, net
   of amortization                                      (166,206)       (19,329)
  (Gain) loss on sale of other real estate owned            (657)          (192)
  Writedown of other real estate owned                    30,000         14,578
  (Gain) loss on sale of securities available for
   sale, net                                             (92,560)        15,129
  Change in unearned income                              (83,206)        28,705
                                                      -------------------------
      Total adjustments                               $  129,345     $  195,588
                                                      -------------------------
      Net cash used in operating activities           $1,203,899     $  983,459
                                                      =========================
Non-cash investing activities:
  Transfers to other real estate owned                $        0     $1,298,104
                                                      =========================
  Origination of loans for the sale of other real
   estate owned                                       $  110,000     $   60,000
                                                      =========================



        WEETAMOE BANCORP AND SUBSIDIARY, SLADE'S FERRY TRUST COMPANY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                June 30, 1996


Note A - Basis of Presentation
- ------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10QSB and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of Weetamoe Bancorp, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.


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


ITEM 2

Management's Discussion and Analysis
- ------------------------------------


Financial Condition
- -------------------

A significant increase occurred in the loan portfolio during the six month period ending June 30, 1996. Total loans grew by 4.7% or $7.1 Million to $158.2 Million from $151.1 Million reported on December 31, 1995. The growth in loans is attributable to a diligent business development program with emphasis placed upon meeting and servicing the needs of the small business community. Funding for the new additional loans was provided by the proceeds of securities that had matured from the investment portfolio.

The combined investment portfolio which consists of Investment Securities and Securities Available for Sale was $47.0 Million on June 30, 1996, down $11.6 Million from $58.6 Million at December 31, 1995.

Assets were down slightly to $231.9 Million from $233.4 Million at year end 1995. The decrease in assets is associated with a decrease in deposits. Deposits at June 30, 1996 were down by $3.2 Million to $211.0 Million from $214.2 Million reported on December 31, 1995. This decrease occurred primarily in the money market and certificate of deposit categories as depositors sought higher yields from other investment products. Rates paid on deposits are determined by management as set forth in the Asset-Liability Policy. The process encompasses assessment of interest rate risk, liquidity and the desired level of deposits that the bank wishes to maintain. The Bank's paying rates are competitive with other financial institutions, and the loan to deposit ratio is at 75%, which is suitable to meet future loan commitments.

On May 15, 1996, a merger agreement was entered into by Weetamoe Bancorp and its subsidiary, Slade's Ferry Trust Company, to acquire the assets and assume the liabilities of Fairbank, Inc. and its wholly owned subsidiary, the National Bank of Fairhaven. The National Bank of Fairhaven is located in Fairhaven, Massachusetts with total assets of approximately $65 Million and has two banking offices. The main office is in Fairhaven with a branch bank in New Bedford.

The agreement provides for a purchase price of $8,558,800 to be paid in a cash only transaction by Slade's Ferry Trust Company without any issuance of Weetamoe Bancorp stock. As a result of the transaction, the National Bank of Fairhaven's two banking offices will become branches of Slade's Ferry Trust Company, which would be the surviving bank.

All necessary filings have been submitted for regulatory approval. The acquisition is expected to be completed by September 1996, and would result in combined assets of approximately $300 Million.

Cash outlay for the acquisition is to be provided by available liquidity that is currently invested in the Federal Funds category and short term investments.

Nonaccrual Loans at June 30, 1996 were $2,819,305, up slightly by $124,192 from $2,695,113 reported at December 31, 1995. Loans that have become nonaccrual during the first six months of 1996 amounted to $442,712.

Offsetting the increase in nonaccrual loans were receipts of loan payments of $193,921, and loans of $124,599 that were deemed uncollectible and were charged off to the Allowance for Possible Loan Losses.

Loans past due 90 days or more but still accruing were $82,094 at June 30, 1996, and $23,128 at December 31, 1995. The Company continues to accrue on these loans due to the value of the assets collateralizing such loans.



          INFORMATION WITH RESPECT TO NONACCRUAL AND PAST DUE LOANS AT JUNE 30, 1996 AND 1995 AND DECEMBER 31, 1995 AND 1994

                                                                (Dollars in Thousands)
                                                            At June 31        At December 31
                                                         ----------------    ----------------
                                                          1996      1995      1995      1994
                                                         ------    ------    ------    ------

Nonaccrual Loans                                         $2,819    $3,173    $2,695    $3,238
Loans 90 days or more past due and still accruing            82     1,069        23       204
Real estate acquired by foreclosure or substantively
 repossessed                                                350     1,771       633       888
Percentage of nonaccrual loans to total loans              1.78%     2.22%     1.78%     2.38%
Percentage of nonaccrual loans and real estate acquired
 by foreclosure or substantively repossessed to total
 assets                                                    1.37%     2.24%     1.42%     2.13%
Percentage of allowance for possible loan losses to
 nonaccrual loans                                           .96%      .76%      .93%      .71%


The $2.8 Million in nonaccrual loans consists of $2.4 Million of real estate mortgages and $.4 Million attributed to commercial loans. Of the total nonaccrual loans outstanding, $277,588 are restructured at June 30, 1996.


         INFORMATION WITH RESPECT TO NONACCRUAL AND RESTRUCTURED LOANS
           AT JUNE 30, 1996 AND 1995 AND DECEMBER 31, 1995 AND 1994


                                                    (Dollars in Thousands)
                                                At June 30        At December 31
                                             ----------------    ----------------
                                              1996      1995      1995      1994
                                             ------    ------    ------    ------

Nonaccrual Loans                             $2,819    $3,173    $2,695    $3,238
Interest income that would have been
 recorded under original terms                  118       126       243       242
Interest income recorded during the period       15         4        21        19


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

Included in the $2,819,305 of nonaccrual loans are $1,870,200 which the Company has determined to be impaired, of which $1,605,000 have a related allowance for credit losses of $425,762 and $265,200 have no related allowance for credit losses.

The Company has $800,000 of potential problem loans for which payments are presently current. However, the borrowers are experiencing financial difficulty. These loans are subject to management's attention and their classification is reviewed quarterly.


             ANALYSIS OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES


                                           (Dollars in Thousands)
                                     Three Months           Years Ended
                                      At June 30           At December 31
                                   -----------------     -----------------
                                    1996       1995       1995       1994
                                   ------     ------     ------     ------

Balance at January 1               $2,498     $2,306     $2,306     $1,954
Charge Offs:
  Commercial                           30        125        184         22
  Real Estate - Construction          ---        ---        ---        ---
  Real Estate - Mortgage              ---        ---         79        246
  Installment/Consumer                142         95        134         93
                                   ---------------------------------------
                                      172        220        397        361
Recoveries:
  Commercial                           21          6          1         51
  Real Estate - Construction          ---        ---        ---        ---
  Real Estate - Mortgage               22        ---         16          2
  Installment/Consumer                 37          6         22         15
                                   ---------------------------------------
                                       80         12         39         68
                                   ---------------------------------------

Net Charge Offs                        92        208        358        293
                                   ---------------------------------------
Additions Charged to Operations       300        300        550        645
Balance at End of Period           $2,706     $2,398     $2,498     $2,306
                                   =======================================
Ratio of Net Charge Offs to
 Average Loans Outstanding           0.06%      0.15%      0.25%      0.23%


The Allowance for Possible Loan Losses at June 30, 1996 was $2,706,318, compared to $2,497,774 at year end 1995. The Allowance for Possible Loan Losses as a percent of outstanding loans was 1.71% at June 30, 1996, and 1.65% at December 31, 1995.

The Bank provided $550,000 in 1995, $645,000 in 1994, and $300,000 as of
June 30, 1996 to the Allowance for Possible Loan Losses. Loans charged off were $396,639 in 1995, $361,811 in 1994, and $171,641 as of June 30,
1996. Recoveries on loans previously charged off were $39,553 in 1995, $68,808 in 1994, and $80,185 as of June 30, 1996. Management believes that the Allowance for Loan Losses of $2,706,318 is adequate to absorb any losses in the foreseeable future, due to the Bank's strong collateral position and the current asset quality.

The percentages of the Allowance for Possible Loan Losses to nonaccrual loans improved to .96% at June 30, 1996 from .93% and .71% reported at years ending 1995 and 1994, respectively. The average ratio of peer group banks with assets of $100-$300 Million for years 1995 and 1994 were 3.59% and 3.45% respectively.

The level of the Allowance for Possible Loan Losses is evaluated by management and encompasses several factors, which include but are not limited to, recent trends in the nonperforming loans, the adequacy of the assets which collateralize the nonperforming loans, current economic conditions in the market area, and various other external and internal factors.

This table shows an allocation of the allowance for loan losses as of the end of each of the periods indicated.


                                     June 30, 1996            December 31, 1995        December 31, 1994
                                -----------------------    -----------------------    --------------------
                                             Percent of                 Percent of              Percent of
                                              Loans in                   Loans in                Loans in
                                                Each                       Each                    Each
                                              Category                   Category                Category
                                              to Total                   to Total                to Total
                                 Amount        Loans        Amount        Loans       Amount      Loans
                                ---------    ----------    ---------    ----------    ------    ---------

(Dollars in Thousands)

Domestic:
  Commercial                    $  964(1)     13.40%       $  597(1)     11.35%       $  588     12.82%
  Real estate - Construction        47         5.20%           40         4.55%           14      1.68%
  Real estate - mortgage         1,464(2)     78.43%        1,581(2)     80.04%        1,374     81.03%
  Consumer                         231         2.97%          280         4.06%          330      4.47%
                                -----------------------------------------------------------------------
                                $2,706       100.00%       $2,498       100.00%       $2,306    100.00%
                                =======================================================================

- -------------------
<F1>  Includes amounts specifically reserved for impaired loans of
      $232,762 as of June 30, 1996 and $214,542 as of December 31, 1995 as
      required by Financial Accounting Standard No. 114, Accounting for Impairment of Loans.

<F2>  Includes amounts specifically reserved for impaired loans of
      $193,000 as of June 30, 1996 and $240,500 as of December 31, 1995 as
      required by Financial Accounting Standard No. 114, Accounting for Impairment of Loans.

The loan portfolio's largest segment of loans is commercial real estate
loans, which represent   48.51% of gross loans.  Residential real estate,
which is the second largest segment of the loan portfolio, represents 29.92% of gross loans. The Company requires a loan to value ratio of 80% in both commercial and residential mortgages. These mortgages are secured by real properties which have a readily ascertainable value.

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

Commercial loans consist of loans predominantly collateralized by inventory, furniture and fixtures, and accounts receivable. In assessing the collateral for this type of loan, management applies a 40% liquidation value to inventories, 25% to furniture, fixtures and equipment; and 60% to accounts receivable. Commercial loans represent 13.40% of the loan portfolio.

Consumer loans are generally unsecured credits and represent 2.97% of the total loan portfolio. These loans have a higher degree of risk then residential mortgage loans. The underlying collateral of a secured consumer loan tends to depreciate in value. Consumer loans are typically made based on the borrower's ability to repay the loan through continued financial stability. The Company endeavors to minimize risk by reviewing the borrower's repayment history on past debts, and assessing the borrower's ability to meet existing obligations on the proposed loans.

The allocation of the Allowance for Loan Losses is based on management's judgement of potential losses in the respective portfolios. While management has allocated reserves to various portfolio segments, the Allowance is general in nature and is available for the portfolio in its entirety.


Results of Operations
- ---------------------

Net interest income increased by $212,435 to $4,620,760 on June 30, 1996 when compared to $4,408,325 earned during the same period in the previous year. Interest earned was up by $1,089,023 during the six month period primarily due to a larger loan base, when compared to the same period in the prior year. Interest on loans generally produces higher yields than other earning assets. This increase in interest income was offset by an increase in interest expense of $876,588, which is attributable to a larger deposit base that existed during the current six month period when compared to the same period in the previous year.

The provision for loan losses is a charge against earnings, which in turn funds the Allowance for Possible Loan Losses. The Company's provision for the six months ending June 30, 1996 was $300,000. During the same period in the prior year, the provision was also $300,000.

Other income was up by $155,705 to $641,516 on June 30, 1996 when compared to $485,811 earned in the same period of the previous year. Service charges on deposit accounts increased by $38,777, which is attributed to a larger customer base. Gains realized on sale of securities for the three months amounted to $92,560 compared to a loss of $15,129 realized for the same period in the prior year. Other miscellaneous income reflected an increase of $9,239 due to normal business operations.

Total Other Expense decreased by $83,931 to $3,237,058 reported during the first quarter of 1996, compared to $3,320,989 reported for the same period in 1995. The largest decrease occurred in the Other Expense category, which declined by $127,626 due to the significant reduction of F.D.I.C. deposit insurance premiums of $191,923. This savings was offset by an increase in legal fees of $15,000, examination fees of $13,400, collection and repossession expense of $9,400, expenses attributed to Other Real Estate Owned of $5,000 and other various miscellaneous expenses of $21,497.

Income before income taxes for the first six months in 1996 was $1,725,218, an increase of $452,071, compared to $1,273,147 recorded for the same period in the prior year. Applicable taxes for the six month period ending June 30, 1996 were $650,664, up by $165,388 when compared to $485,276 expensed in the prior year. This resulted in net earnings of $1,074,554 or $0.39 per share for the first six months in 1996. Net earnings for the same period in 1995 were $787,871 or $0.29 per share.

The results of operation for the second quarter in 1996 indicate that the net interest income was up by $169,022 to $2,326,812 from $2,157,790 earned during the second quarter in 1995. The Provision for Loan Losses during the period remained at $150,000, the same provision booked for the second quarter in the prior year.

Other income was up by $57,872, of which $25,148 is associated with service charges, $27,491 associated with gains on sale of securities, and $5,233 attributed to miscellaneous income.

Total Other Expense for the three month period ending June 30, 1996 decreased by $36,030 of which $96,212 is associated with a reduction in the F.D.I.C. deposit insurance premium offset by various other expenses totaling $60,182.

Pretax earnings for the quarter ending June 30, 1996 were $865,810, up by $262,924 when compared to the same period in 1995. Taxes were $327,016 and $230,724 for the second quarter in 1996 and 1995, respectively.

Net income for the three month period ending June 30, 1996 was $538,794 or $.20 per share, up by $166,632 or $.06 per share, when compared to $372,162 or $.14 per share earned in the same period in 1995.


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

The Company also has the ability to borrow funds from correspondent banks, the Federal Home Loan Bank, as well as the Federal Reserve Bank of Boston by pledging various investment securities as collateral. The Company did not borrow during the first six months of the current year. During the first quarter of 1995, the Company borrowed for 25 days with an average borrowing of $2.0 Million. There were no other borrowings during 1995. However, tax payments made by our customers which are owed to the Federal Reserve Bank Treasury Tax and Loan account are classified as borrowed funds.

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

At June 30, 1996, the Bank's liquidity ratio stood at 32.5% as compared to 36.0% at December 31, 1995. The liquidity ratio is determined by dividing the Bank's short term assets (cash and due from banks, interest bearing deposits due from other banks, securities, and federal funds sold) by the Bank's total deposits. Management believes the Bank's liquidity to be adequate to meet the current and presently foreseeable needs of the Bank, including the cash required for the merger transaction.

The comparison of cash flows for the six month period ending June 30, 1996 and 1995 indicates that cash flows, as a result of operating activities, increased by $220,440 during the current period compared to the same period in the previous year. There was an increase in interest and dividends income of $1,183,076, an increase in service charges and other income of $48,016, and decreases in cash paid to suppliers and employees of $232,711. These were offset by an increase in interest paid of $908,411 and income taxes paid of $334,952.

Cash provided by investing activities during the six month period ending June 30, 1996 indicates that there was a net inflow of cash of $378,583, which is primarily due to the maturities and sales of securities totaling $19.3 Million, offset by outgoing cash of $19.0 Million attributed to new investments acquired, increase in loans, and increase in Federal Funds Sold.

During the same period in the prior year, there was a net outflow of cash of $23.5 Million, which was a combination of incoming cash of $5.7 Million due to maturities and sales of securities offset by outgoing cash of purchase of securities, increases in loans and Federal Funds Sold, totaling $29.5 Million. The remaining cash provided by investing activities of $.3 Million is attributed to the sale of Other Real Estate Owned and the change in Other Liabilities and Other Assets.

Cash flows attributed to financing activities indicate a net outflow of $2.5 Million, of which $3.2 Million is associated with a decrease in deposits offset by an increase in short-term borrowings of $.8 Million and a net decrease of $.1 Million in Stockholders Equity due to dividends paid out and the dividend reinvestment program.

Cash provided by financing activities was $24.3 Million during the same period in the previous year. This was primarily due to an influx of time deposit funds of $32.0 Million offset by a decrease of $8.0 Million in demand, NOW, money market accounts and savings accounts.


Capital
- -------

As of June 30, 1996, the Company had total capital of $18,333,598. This represents an increase of $506,873 from $17,826,725 reported on December 31, 1995. The increase in capital was a combination of several factors. Additions consisted of six months earnings of $1,074,554, transactions originating through the Dividend Reinvestment Program whereby 2,821.442 shares were issued for cash contributions of $23,750 and 12,175.535 shares were issued for $103,477 in lieu of cash dividend payments. These additions were offset by dividends paid of $220,684 and cash dividends paid in lieu of fractional shares of $3,360 as a result of the 5% stock dividend issued in January of 1996.

Also affecting capital is the adjustment that reflects net unrealized gains or losses, net of taxes, on securities classified as Available-for-Sale. On December 31, 1995 the Available-for-Sale portfolio had unrealized gains, net of taxes, of $33,022, and on June 30, 1996, as a result of current market values, the portfolio reflects unrealized losses, net of taxes, of $470,864 which is an adjustment to capital.

Paid in Capital increased by $1,251,720 of which $1,124,643 was a transfer from retained earnings representing a 5.0% stock dividend paid on January 1, 1996 and $127,077 attributed to transactions resulting from cash contributions and reinvestment of cash dividends associated with the Dividend Reinvestment Program.

Federal Banking regulators have adopted Risk Based and Leverage Capital requirements, which were phased in and fully implemented on December 31, 1992. Under the requirements, a minimum level of capital will vary among banks based on safety and soundness of operations.

Risk Based Capital ratios are calculated with reference to risk-weighted assets, which include both on and off balance sheet exposure. At December 31, 1995, the minimum regulatory capital level for Risk Based Capital was 4.0% for Tier 1 capital, 8.0% for total capital, and 4.0% for Leverage Capital (Tier 1 as a percentage of total assets).

At June 30, 1996 the actual Risk Based Capital of the Bank was $18,680,000 for Tier 1 Capital, exceeding the minimum requirements of $6,342,280 by $12,337,720. Total Capital of $20,671,000 exceeded the minimum requirements of $12,684,560 by $7,986,440 and Leverage Capital of $18,680,000 exceeded the minimum requirements of $9,261,760 by $9,418,240.


ITEM 4

Submission of Matters to a Vote of Security Holders
- ---------------------------------------------------

None.



ITEM 5

Other Matters
- -------------

A civil suit has been filed in the Superior Court of Massachusetts, Plymouth County, Brockton Division on June 18, 1996 by Mr. Gary P. Fealy of Mattapoisette, Massachusetts, a former employee of the National Bank of Fairhaven. The suit names various officers and directors of the National Bank of Fairhaven, Slade's Ferry Trust Company, and the law firm of Day, Berry and Howard of Hartford, Connecticut as defendants.

The complaint alleges that because of the impending acquisition of the National Bank of Fairhaven by Slade's Ferry Trust Co., Mr. Fealy was involuntarily terminated from his employment at the National Bank of Fairhaven resulting in a violation of an employee contract previously entered into by Mr. Fealy and the National Bank of Fairhaven. Mr. Fealy seeks monetary damages of $563,000.



ITEM 6

Exhibits and Reports on Form 8-K
- --------------------------------

None.



                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                        WEETAMOE BANCORP
                                        --------------------------------------
                                        (Registrant)


July 30, 1996                           /s/ Kenneth R. Rezendes
- -------------------                     --------------------------------------
(Date)                                  (Signature)        Kenneth R. Rezendes
                                                                     President


July 30, 1996                           /s/ James D. Carey
- -------------------                     --------------------------------------
(Date)                                  (Signature)             James D. Carey
                                                      Executive Vice President