Form 10QSB/A
period 1996-06-30
WEETAMOE BANCORP
filed 1996-08-13
CIK 857499

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB/A

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

Yes  [X]      No  [ ]




ITEM 6

Exhibits and Reports on Form 8-K
- --------------------------------

(a) Exhibits: None
(b) Reports on Form 8-K:

      A Form 8-K dated March 20, 1996 was filed on or about April 9, 1996 reporting under item 5 the proposed acquisition of Fairbank, Inc. and its wholly owned subsidiary, The National Bank of Fairhaven. No financial statements were filed.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to a report to be signed on its behalf by the undersigned duly authorized.

                                        WEETAMOE BANCORP
                                        --------------------------------------
                                        (Registrant)


August 12, 1996                           /s/ Kenneth R. Rezendes
- -------------------                     --------------------------------------
(Date)                                  (Signature)        Kenneth R. Rezendes
                                                                     President


August 12, 1996                           /s/ James D. Carey
- -------------------                     --------------------------------------
(Date)                                  (Signature)             James D. Carey
                                                      Executive Vice President