Form 10QSB
period 1996-09-30
WEETAMOE BANCORP
filed 1996-11-14
CIK 857499

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended           September 30, 1996
                            ------------------

Commission file number      33-47248
                            --------

                                WEETAMOE BANCORP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Massachusetts                               04-3061936
------------------------------------     ---------------------------------------
  (State or other jurisdiction of        (I.R.S. Employer Identification Number)
   incorporation or organization)


        100 Slade's Ferry Avenue
        Somerset, Massachusetts                              02726
----------------------------------------        --------------------------------
(Address of principal executive offices)                   (Zip Code)


                                  (508) 675-2121
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Common stock ($.01 par value) 2,770,276.611 shares as of September 30, 1996.

Traditional Small Business Disclosure Format:

                              Yes [X]       No [ ]

                                     PART I

ITEM 1

Financial Statements

                                WEETAMOE BANCORP
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                     September 30, 1996      December 31, 1995
                                                     ------------------      -----------------

ASSETS:
Cash and due from banks                                 $  15,995,402          $   9,039,970
Federal funds sold                                         16,300,000              9,500,000
Investment securities(1)                                   17,450,671             21,835,682
Securities available for sale(2)                           35,156,293             36,730,660
Federal Home Loan Bank Stock                                  890,600                290,700
Loans (net)                                               194,528,940            148,069,415
Premises and equipment                                      5,808,123              3,700,054
Other real estate owned                                       549,849                633,467
Accrued interest receivable                                 1,312,927              1,820,323
Goodwill                                                    3,595,051                      0
Other assets                                                2,523,115              1,801,383
                                                        ------------------------------------
TOTAL ASSETS                                            $ 294,110,971          $ 233,421,654
                                                        ====================================
LIABILITIES & STOCKHOLDERS' EQUITY:
Deposits                                                $ 271,510,548          $ 214,220,689
Short term borrowing                                        2,491,441                741,773
Other liabilities                                           1,079,961                632,467
                                                        ------------------------------------
TOTAL LIABILITIES                                       $ 275,081,950          $ 215,594,929
STOCKHOLDERS' EQUITY:
Common stock                                                   27,703                 26,172
Paid in capital                                            14,447,931             13,136,923
Retained earnings                                           4,791,195              4,630,608
Net unrealized gain (loss) on investments in
 available for sale securities                               (237,808)                33,022
                                                        ------------------------------------
TOTAL STOCKHOLDERS' EQUITY                              $  19,029,021          $  17,826,725
                                                        ------------------------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                $ 294,110,971          $ 233,421,654
                                                        ====================================

-------------------
<F1> Investment  securities  are to be held to  maturity  and have a fair market value  of  $17,292,034  as of  September  30,  1996 and  $21,973,518  as of
     December 31, 1995.

<F2> Securities  classified  as Available for Sale are stated at fair value with any unrecognized gains or losses reflected as an adjustment in Stockholders Equity.

                  CONSOLIDATED STATEMENT OF INCOME AND EXPENSE
                                   (UNAUDITED)
                          9 MONTHS ENDING SEPTEMBER 30,


                                                         1996              1995
                                                     ------------      ------------

INTEREST AND DIVIDEND INCOME:
Interest and fees on loans                           $ 11,113,571      $  9,387,933
Interest and dividends on investments                   2,168,643         2,258,995
Other interest                                            568,837           401,325
                                                     ------------------------------
      Total interest and dividend income               13,851,051        12,048,253
                                                     ------------------------------
INTEREST EXPENSE:
Interest on deposits                                    6,478,735         5,484,422
Interest on other borrowed funds                           46,812            50,173
                                                     ------------------------------
      Total interest expense                            6,525,547         5,534,595
                                                     ------------------------------
      Net interest and dividend income                  7,325,504         6,513,658
                                                     ------------------------------
PROVISION FOR LOAN LOSSES                                 400,000           450,000
      Net interest and dividend income after
       provision for loan losses                        6,925,504         6,063,658
                                                     ------------------------------
OTHER INCOME:
Service charges on deposit accounts                       641,830           563,842
Security gains (losses) net                               101,248           (13,565)
Other income                                              201,591           184,104
                                                     ------------------------------
      Total other income                                  944,669           734,381
                                                     ------------------------------
OTHER EXPENSE:
Salaries and employee benefits                          3,136,818         3,003,739
Occupancy expense                                         405,079           357,545
Equipment expense                                         342,249           309,979
Loss (Gain) on sale of other real estate owned               (657)            3,773
Write down of other real estate owned                      30,000            54,578
Other expense                                           1,302,894         1,297,799
                                                     ------------------------------
      Total other expense                               5,216,383         5,027,413
                                                     ------------------------------
Income before income taxes                              2,653,790         1,770,626
Income taxes                                            1,032,400           668,977
                                                     ------------------------------
NET INCOME                                           $  1,621,390      $  1,101,649
                                                     ==============================
Earnings per share                                   $       0.59      $       0.40
                                                     ==============================
Average shares outstanding(3)                           2,757,051         2,730,792
                                                     ==============================

-------------------
<F3> Adjusted for 5% stock dividend issued in 1996.

                  CONSOLIDATED STATEMENT OF INCOME AND EXPENSE
                                   (UNAUDITED)
                          3 MONTHS ENDING SEPTEMBER 30,


                                                     1996             1995
                                                  -----------      -----------

INTEREST AND DIVIDEND INCOME:
Interest and fees on loans                        $ 4,138,553      $ 3,252,113
Interest and dividends on investments                 637,218          847,807
Other interest                                        202,807          164,883
                                                  ----------------------------
      Total interest and dividend income            4,978,578        4,264,803
                                                  ----------------------------
INTEREST EXPENSE:
Interest on deposits                                2,250,774        2,142,824
Interest on other borrowed funds                       23,060           16,646
                                                  ----------------------------
      Total interest expense                        2,273,834        2,159,470
                                                  ----------------------------
      Net interest and dividend income              2,704,744        2,105,333
                                                  ----------------------------
PROVISION FOR LOAN LOSSES                             100,000          150,000
      Net interest and dividend income
       after provision for loan losses              2,604,744        1,955,333
                                                  ----------------------------
OTHER INCOME:
Service charges on deposit accounts                   226,878          187,667
Security gains (losses) net                             8,688            1,564
Other income                                           67,587           59,339
                                                  ----------------------------
      Total other income                              303,153          248,570
                                                  ----------------------------
OTHER EXPENSE:
Salaries and employee benefits                      1,159,356        1,030,038
Occupancy expense                                     151,064          123,387
Equipment expense                                     133,482          106,332
Loss on sale of other real estate owned                     0            3,965
Write down of other real estate owned                       0           40,000
Other expense                                         535,423          402,702
                                                  ----------------------------
      Total other expense                           1,979,325        1,706,424
                                                  ----------------------------
Income before income taxes                            928,572          497,479
Income taxes                                          381,736          183,701
                                                  ----------------------------
NET INCOME                                        $   546,836      $   313,778
                                                  ============================
Earnings per share                                $      0.20      $      0.11
                                                  ============================
Average shares outstanding(1)                       2,768,750        2,735,648
                                                  ============================

-------------------
<F1> Adjusted for 5% stock dividend issued in 1996.

                         WEETAMOE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                         Nine Months Ended September 30
                                   (Unaudited)

                                                               1996             1995
                                                           ------------     ------------

Reconciliation of net income to net cash used in operating activities:

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $  1,621,390     $  1,101,649
Adjustments to reconcile net income to net cash
 used in operating activities:
  Amortization of organization cost                                   0            3,440
  Amortization of goodwill                                       40,000                0
  Depreciation and amortization                                 337,711          315,728
  Securities available for sale (gains) losses, net            (101,248)          13,565
  Provision for loan losses                                     400,000          450,000
  Decrease in taxes payable                                    (640,292)        (117,516)
  (Increase) decrease in interest receivable                    925,292         (155,177)
  Increase (decrease) in interest payable                       (53,124)          39,791
  Increase in accrued expenses                                   83,518          227,856
  (Increase) decrease in prepaid expenses                       (12,832)           5,888
  Accretion of securities, net of amortization                 (116,354)         (43,386)
  Accretion of securities available for sale,
   net of amortization                                         (200,556)         (29,658)
  Loss (gain) on sale of other real estate owned                   (657)           3,773
  Writedown of other real estate owned                           30,000           54,578
  Change in unearned income                                      (5,183)          54,850
  (Increase) decrease in other assets                           274,772         (169,506)
  Increase in other liabilities                                  72,742          466,450
                                                           -----------------------------
  Net cash provided by operating activities                $  2,655,179     $  2,222,325
                                                           -----------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash and cash equivalents used in acquisition,
   net of cash acquired                                      (4,955,131)               0
  Purchases of securities available for sale                 (4,577,091)      (6,665,043)
  Maturities of securities available for sale                10,482,738        2,293,079
  Sales of securities available for sale                        825,091        1,317,478
  Proceeds from sale of other real estate owned                 254,124          196,227
  Proceeds from maturities of investment securities          15,777,672       10,555,752
  Purchases of investment securities                        (10,315,755)     (20,863,651)
  Net increase in loans                                     (14,764,692)     (11,252,516)
  Capital expenditures                                         (756,527)        (107,788)
  Purchases of Federal Home Loan Bank Stock                    (409,400)               0
  Recoveries of previously charged-off loans                    408,942           24,592
  Increase in time deposits                                       6,688                0
  (Increase) decrease in federal funds sold                   9,575,000      (11,500,000)
                                                           -----------------------------
  Net cash provided by (used in) investing activities         1,551,659      (36,001,870)
                                                           -----------------------------

                         WEETAMOE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                         Nine Months Ended September 30
                                   (Unaudited)
                                   (Continued)


                                                               1996             1995
                                                           ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of stock                               186,591          152,470
  Net increase (decrease) in demand deposits, NOW,
   money market and savings accounts                          3,671,259       (8,351,538)
  Net increase (decrease) in time deposits                   (1,239,101)      42,899,052
  Net increase in short-term borrowing                          674,668          194,310
  Dividends paid                                               (334,855)        (302,355)
  Decrease in notes payable                                    (209,968)               0
                                                           -----------------------------
  Net cash provided by (used in) financing activities         2,748,594       34,591,939
                                                           -----------------------------
  Net increase (decrease) in cash and cash equivalents        6,955,432          812,394
  Cash and cash equivalents at beginning of period            9,039,970        7,438,167
                                                           -----------------------------
  Cash and cash equivalents at end of period               $ 15,995,402     $  8,250,561
                                                           =============================
SUPPLEMENTAL DISCLOSURES:
  Loans originating from sales of Other Real Estate
   Owned                                                   $    110,000     $     60,000
  Interest paid                                               6,525,547        5,494,804
  Income taxes paid                                           1,672,692          786,493
  Loans transferred to Other Real Estate Owned                   37,000        1,298,104
  Assets and liabilities acquired in acquisition:
    Investments                                              22,823,875
    Loans                                                    32,556,453
    Fixed assets                                              1,689,253
    Other assets                                                811,257
    Deposits                                                 54,848,701
    Other liabilities                                         1,695,573
    Goodwill                                                  3,618,567

          WEETAMOE BANCORP AND SUBSIDIARY, SLADE'S FERRY TRUST COMPANY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               September 30, 1996


Note A - Basis of Presentation
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10QSB and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of Weetamoe Bancorp, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.


Note B - Accounting Policies
----------------------------

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


ITEM 2

Management's Discussion and Analysis
------------------------------------


Financial Condition
-------------------

The merger agreement previously entered into on May 15, 1996 between Weetamoe Bancorp and its subsidiary, Slade's Ferry Trust Company, with Fairbank Inc. and its wholly owned subsidiary, the National Bank of Fairhaven was consummated on August 23, 1996. The agreement provided that Slade's Ferry Trust Company acquire Fairbank Inc. and its wholly owned subsidiary, the National Bank of Fairhaven, by a cash outlay paid by Slade's Ferry Trust Company, of $8,558,800 to stockholders of Fairbank, Inc. without any issuance of Weetamoe Bancorp stock.

The cash payment resulted in a premium paid above the book value of Fairbank, Inc. of $3.6 Million, which is classified as Goodwill. Also included in Goodwill is the net adjustment of book values to market values of loans, investments, buildings and equipment, deposits and notes payable. Goodwill is to be amortized over a fifteen year period.

Assets acquired totaled $62.2 Million which comprised of loans totaling $33.1 Million, Allowance for Possible Loan Losses of $0.5 Million, investment portfolio of $6.4 Million, cash and deposits at other banks totaling $20.0 Million, and other assets amounting to $3.2 Million.

Included in the $3.2 Million of other assets acquired is a main banking facility, with 13,000 square feet of banking space, located on a 118,048 square foot parcel of land in Fairhaven, Massachusetts. This facility has a current market value of $1.4 Million. In addition, a leased branch facility located in New Bedford was also retained. These two offices became branches of Slade's Ferry Trust Company, which now totals nine banking sites located in southeastern Massachusetts.

Consolidated assets at September 30, 1996 increased to $294.1 Million from $233.4 Million reported on December 31, 1996. This increase was primarily attributable to the acquisition.

The loan portfolio grew significantly apart from the $33.1 Million in loans associated with the merger. Loans at end of the third quarter in 1996 were $197.7 Million up by $46.7 Million from $151.1 Million reported on December 31, 1995. Growth in loans is a continued result of the Company's business development efforts. Funding for the new loans was provided from the proceeds of investment securities that had matured. These securities were previously purchased as an alternative investment when loan demand was stagnant.

The loan portfolio that was acquired through the merger process from the National Bank of Fairhaven was comprised of commercial real estate loans totaling $15.7 Million, business time and demand loans of $8.0 Million, residential real estate loans totaling $6.0 Million, business lines of credit of $2.2 Million and $1.2 Million in business and personal installment loans.

The investment portfolio is comprised of investments Held to Maturity and securities Available for Sale. The total portfolio, which includes $6.4 Million acquired through the merger, decreased from $58.9 Million reported on December 31, 1995 to $53.3 Million on September 30, 1996. This net decrease of $5.6 Million was used for funding the new additional loans, as aforementioned.

Investments in Held-to-Maturity securities are carried at amortized cost on the balance sheet and are summarized as follows as of September 30, 1996.


                                                                                              Gross
                                                                              Gross         Unrealized
                                                          Amortized        Unrealized        Holding
                                                          Cost Basis      Holding Gains       Losses        Fair Value
                                                         ------------     -------------     ----------     ------------


Debt securities issued by the U. S. Treasury and
 other U. S. Government corporations and agencies        $ 11,573,992        $ 15,203       $  78,539      $ 11,510,656


Debt securities issued by states of the United
 States and political subdivisions of the states            5,605,871          18,029          75,052         5,548,848

Mortgage-backed securities                                    264,808              84          38,363           226,529
Other debt securities                                           6,000               1               0             6,001
                                                         --------------------------------------------------------------
                                                         $ 17,450,671        $ 33,317       $ 191,954      $ 17,292,034
                                                         ==============================================================


Investments in Available for Sale securities are carried at amortized cost on the balance sheet and are summarized as follows as of September 30, 1996.


                                                                                              Gross
                                                                              Gross         Unrealized
                                                         Amortized          Unrealized       Holding
                                                         Cost Basis       Holding Gains       Losses         Fair Value
                                                        ------------      -------------     ----------      ------------


Debt securities issued by the U. S. Treasury and
 other U. S. Government corporations and agencies       $ 29,964,344        $  38,591       $ 451,788       $ 29,551,147
Marketable Equity                                          1,857,013          144,799          45,632          1,956,180
Mortgage-backed securities                                 3,747,479            8,896         107,409          3,648,966
                                                        ----------------------------------------------------------------
                                                        $ 35,568,836        $ 192,286       $ 604,829       $ 35,156,293
                                                        ================================================================

Deduction to Stockholders Equity:


   Net unrealized loss on Available for Sale Securities           $ 412,543
   Less tax effect                                                  174,735
                                                                  ---------
                                                                  $ 237,808

At September 30, 1996 securities classified as Available for Sale had net unrealized losses of $237,808 as a result of current market conditions, compared to net unrealized gains of $33,022 reported on December 31, 1995. The current unrealized losses in the opinion of management do not have a material effect upon future income. Securities in the Available for Sale category may be sold if it becomes suitable to improve liquidity status, or when management feels it would be appropriate to improve interest rate risk by effecting such sale on various securities, and reinvesting the proceeds into higher yielding instruments.

Investments obtained from the National Bank of Fairhaven were recorded at their fair market value and were comprised of $5.9 Million in securities of U.S. Treasury and other U.S. Government agencies, $0.3 Million in securities issued by states of the United States and political subdivisions of the states, and $0.2 Million in stock of Federal Home Loan Bank.

Total deposits, including deposits acquired through the merger, increased by $57.3 Million to $271.5 Million at September 30, 1996, from $214.2 Million reported at year end 1995. The composition of deposits following the merger remained relatively the same as prior to the merger, whereby interest-bearing time deposits represented 48% of total deposits, followed by 19% in NOW and Money Market accounts. Remaining deposits constitute 17% in demand deposits and 16% in savings accounts.

At the time of merger, Fairbank, Inc. had notes payable due to Fleet Bank amounting to $1,293,013, with a final maturity in September of 1998. In accordance with the terms of the note and applicable prepayment fees, it was advantageous for Slade's Ferry Trust Company to assume the note payable. At September 30, 1996, the current balance was $1,075,000.

Nonaccrual loans at September 30, 1996 were up by $1.8 Million to $4.5 Million from $2.7 Million reported at year end 1995. This increase reflects $896,411 of nonaccrual loans that are merger related. Loans that became nonaccrual during the current year amounted to $1,531,748.

Offsetting the increase in nonaccrual loans were receipts of loan payments of $263,086 and loans of $130,000 that were deemed uncollectible and charged off to the Allowance for Possible Loan Losses. There was a transfer to Other Real Estate Owned of $37,000 and a transfer to accrual status of a loan with a balance of $175,630.

During the current year's third quarter, $760,000 of previously identified potential problem loans became classified as nonaccrual loans. These loans consist of commercial real estate and the properties are currently being marketed for sale by the borrower. The bank does not anticipate any material losses on these loans.

Loans past due 90 days or more but still accruing were $282,861 at September 30, 1996, and $659,170 at December 31, 1995. The company continues to accrue on these loans, due to the value of the assets collateralizing such loans.

The percentage of nonaccrual loans to total loans increased from 1.78% reported at year end 1995 to 2.27% on September 30, 1996. This increase is predominately due to the reclassification into nonaccrual status of the previously identified potential problem loans.


           INFORMATION WITH RESPECT TO NONACCRUAL AND PAST DUE LOANS AT SEPTEMBER 30, 1996 AND 1995 AND DECEMBER 31, 1995 AND 1994


                                                                        (Dollars in Thousands)
                                                               At September 30          At December 31
                                                             -------------------      ------------------
                                                              1996        1995         1995        1994
                                                             -------     -------      -------     -------

Nonaccrual Loans                                             $ 4,518     $ 3,151      $ 2,695     $ 3,238
Loans 90 days or more past due and still accruing                283         659           23         204
Real estate acquired by foreclosure
 or substantively repossessed                                    550       1,598          633         888
Restructured loans                                           $           $            $     2     $   300
Percentage of nonaccrual loans to total loans                   2.27%       2.16%        1.78%       2.38%
Percentage of nonaccrual loans and real estate
 acquired by foreclosure or substantively
 repossessed to total assets                                    1.72%       2.05%        1.42%        2.13%
Percentage of allowance for possible loan losses                 .78%        .79%         .93%         .71%
 to nonaccrual loans

At  September  30,  1996,   $4,227,992  of  nonaccrual  loans  and  $275,588  of
restructured loans are collateralized.

Restructured loans are those loans for which the interest rate was reduced due to the borrower's inability to service the debt as provided for under the original terms of the loan agreement. Nonaccrual loans include restructured loans of $275,588 at September 30, 1996, $290,588 at September 30, 1995,
$284,588 at December 31, 1995 and $299,912 at December 31, 1994.



          INFORMATION WITH RESPECT TO NONACCRUAL AND RESTRUCTURED LOANS AT SEPTEMBER 30, 1996 AND 1995 AND DECEMBER 31, 1995 AND 1994


                                                                      (Dollars in Thousands)
                                                              At September 30         At December 31
                                                            -------------------     ------------------
                                                             1996        1995        1995       1994
                                                            -------     -------     -------    -------

Nonaccrual Loans                                            $ 4,518     $ 3,151     $ 2,695    $ 3,238
Interest income that would have been recorded                   320         161         243        242
 under original terms
Interest income recorded during the period                       71           5          21         19

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

Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan", was adopted by the Company as of January 1, 1995. Statement 114 applies to all loans except large groups of smaller-balance homogenous loans that are collectively evaluated for impairment, loans measured at fair value or at a lower of cost or fair value, leases, and debt securities as defined in Statement 115. Statement 114 requires that impaired loans be valued at the present value of expected future cash flows discounted at the loan's effective interest rate or as a practical expedient, at the loan's observable market value of the collateral if the loan is collateral dependent.

Included in the $4,517,556 of nonaccrual loans are $2,609,115 which the Company has determined to be impaired, of which $2,427,202 has a related allowance for credit losses of $748,000 and $181,913 has no related allowance for credit losses.

The Company has $500,000 of potential problem loans for which payments are presently current but are identified as a possible risk. This assessment is based on an objective review of the borrower's financial statements. The past experience with the borrower, the borrower's background, and the applicable value of the assets collateralizing these loans provides a degree of assurance that the loan will continue to be paid as per loan agreement. These issues are reviewed on a quarterly basis to determine if there is any change in status that would cause management to reclassify the loan from the accrual category to nonaccrual.


               ANALYSIS OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES


                                                            (Dollars in Thousands)
                                                   Three Months              Years Ended
                                                  At September 30           At December 31
                                                -------------------      -------------------
                                                 1996        1995         1995        1994
                                                -------     -------      -------     -------

Balance at January 1                            $ 2,498     $ 2,306      $ 2,306     $ 1,954
Charge Offs:
  Commercial                                         73         184          184          22
  Real Estate - Construction                         --          --           --          --
  Real Estate - Mortgage                              4          10           79         246
  Installment/Consumer                              145         112          134          93
                                                --------------------------------------------
                                                    222         306          397         361
Recoveries:
  Commercial                                         57                        1          51
  Real Estate - Construction                         --          --           --          --
  Real Estate - Mortgage                            309          15           16           2
  Installment/Consumer                               42           9           22          15
                                                --------------------------------------------
                                                    408          24           39          68
                                                --------------------------------------------
Net Charge Offs                                    (186)        282          358         293
                                                --------------------------------------------
Additions Charged to Operations                     400         450          550         645
Allowance Attributable to Acquisition               456          --           --          --
                                                --------------------------------------------
Balance at End of Period                        $ 3,540     $ 2,474      $ 2,498     $ 2,306
                                                ============================================
Ratio of Net Charge Offs to Average Loans
 Outstanding                                       (.11)%      0.20%        0.25%       0.23%


The Allowance for Possible Loan Losses at September 30, 1996 was $3,540,052, compared to $2,497,774 at year end 1995. The Allowance for Possible Loan Losses as a percent of outstanding loans was 1.79% at September 30, 1996, and 1.65% at December 31, 1995.

The Bank  provided  $550,000  in 1995,  $645,000  in 1994,  and  $400,000  as of
September 30, 1996 to the Allowance for Possible Loan Losses. Also added to the allowance was $455,977 that is attributed to the acquisition of the National Bank of Fairhaven. Loans charged off were $396,639 in 1995, $361,811 in 1994, and $222,640 as of September 30, 1996. Recoveries on loans previously charged off were $39,553 in 1995, $68,808 in 1994, and $408,942 as of September 30,
1996. Management believes that the Allowance for Loan Losses is adequate to absorb any losses in the foreseeable future, due to the Bank's strong collateral position and the current asset quality.

The percentage of the Allowance for Possible Loan Losses to nonaccrual loans decreased to .78% at September 30, 1996, from .93% and .71% reported at years ending 1995 and 1994, respectively. The average ratio of peer group banks with assets of $100-$300 Million for years ending 1995 and 1994 were 3.59% and 3.45%, respectively.


The level of the Allowance for Possible Loan Losses is evaluated by management and encompasses several factors which include, but are not limited to, recent trends in the nonperforming loans, the adequacy of the assets which collateralize the nonperforming loans, current economic conditions in the market area, and various other external and internal factors.

This table shows an allocation of the allowance for loan losses as of the end of each of the periods indicated.


                                 September 30,  1996        December 31, 1995         December 31, 1994
                                 --------------------    -----------------------    ---------------------
                                           Percent of                 Percent of               Percent of
                                            Loans in                   Loans in                 Loans in
                                              Each                       Each                     Each
                                            Category                   Category                 Category
                                            to Total                   to Total                 to Total
                                 Amount       Loans        Amount        Loans      Amount        Loans
                                 -------   ----------    ----------   ----------    -------    ----------
                                 (Dollars in Thousands)


Domestic:
  Commercial                     $ 1,129     16.32%      $   597(1)      11.35%     $   588     12.82%
  Real estate - Construction          34      2.76%           40          4.55%          14      1.68%
  Real estate - mortgage           2,011     77.86%        1,581(2)      80.04%       1,374     81.03%
  Consumer                           366      3.06%          280          4.06%         330      4.47%
                                 --------------------------------------------------------------------
                                 $ 3,540    100.00%      $ 2,498        100.00%     $ 2,306    100.00%
                                 ====================================================================

-------------------
<F1> Includes amounts specifically reserved for impaired loans of $186,762 as of
     September 30, 1996 and $214,542 as of December 31, 1995 as required by Financial Accounting Standard No. 114, Accounting for Impairment of Loans.

<F2> Includes amounts specifically reserved for impaired loans of $532,000 as of
     September 30, 1996 and $240,500 as of December 31, 1995 as required by Financial Accounting Standard No. 114, Accounting for Impairment of Loans.

The loan portfolio's largest segment of loans is commercial real estate loans, which represent 49.34% of gross loans. Residential real estate, which is the second largest segment of the loan portfolio, represents 28.52% of gross loans. The Company requires a loan to value ratio of 80% in both commercial and residential mortgages. These mortgages are secured by real properties which have a readily ascertainable value.

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

Commercial loans consist of loans predominantly collateralized by inventory, furniture and fixtures, and accounts receivable. In assessing the collateral for this type of loan, management applies a 40% liquidation value to inventories, 25% to furniture, fixtures and equipment; and 60% to accounts receivable. Commercial loans represent 16.32% of the loan portfolio.

Consumer loans are generally unsecured credits and represent 3.06% of the total loan portfolio. These loans have a higher degree of risk then residential mortgage loans. The underlying collateral of a secured consumer loan tends to depreciate in value. Consumer loans are typically made based on the borrower's ability to repay the loan through continued financial stability. The Company endeavors to minimize risk by reviewing the borrower's repayment history on past debts, and assessing the borrower's ability to meet existing obligations on the proposed loans.

The allocation of the Allowance for Loan Losses is based on management's judgement of potential losses in the respective portfolios. While management has allocated reserves to various portfolio segments, the Allowance is general in nature and is available for the portfolio in its entirety.


Results of Operations
---------------------

Net interest income increased by $811,846 to $7,325,504 on September 30, 1996, when compared to $6,513,658 earned during the same period in the previous year. Interest earned was up by $1,802,798 primarily due to a larger loan base, notwithstanding the earnings derived for approximately one month of the loan portfolio attributed to the merger acquisition. Interest on loans generally produced higher yields than other earning assets. This increase in interest income was offset by an increase in interest expense of $990,952, which is attributable to a deposit base that existed during the current nine months when compared to the same period in the previous year.

The Provision for Loan Losses is a charge against earnings, which in turn funds the Allowance for Possible Loan Losses. The Company's provision for the nine months ending September 30, 1996 was $400,000. During the same period in the prior year, the provision was $450,000.

Other income was up by $210,288 to $944,669 on September 30, 1996, when compared to $734,381 earned in the same period in the prior year. Service charges on deposit accounts increased by $77,988 due to a larger customer base. Gains realized on sales of securities were $101,248, compared to a loss of $13,565 realized for the same period in the prior year. Other miscellaneous income reflected an increase of $17,487 due to normal business operations.

Total Other Expense increased by $188,970 to $5,216,383 for the nine months ending September 30, 1996, compared to $5,027,413 reported during the same period in the prior year. Salaries and employee benefits were up by $133,079 due to general wage adjustments, increases in benefits, and the retention of employees from the National Bank of Fairhaven, who are now permanent officers and employees of Slade's Ferry Trust Company.

During the nine month period ending September 30, 1996, the bank incurred a write down expense of Other Real Estate Owned, compared to $54,578 incurred during the same period in the previous year.

Occupancy and equipment expenses combined increased by $79,804, due to additional depreciation incurred on assets acquired from Fairbank Inc., the depreciation of a recently purchased teller system, and general increases in repairs and maintenance.

The Bank also incurred a small gain of $657 on sale of Other Real Estate Owned earned during the current nine month period, compared to a loss of $3,773 reported for the same period in the prior year.

The line item Other Expense increased slightly by $5,095 during the nine month period ending September 30, 1996, compared to the same period in 1995. The net increase in Other Expenses is attributable to a combination of increases and decreases in various items. During the current nine month period increases were noted in advertising, particularly in marketing the Bank's expansion into the Fairhaven and New Bedford areas. Advertising and business development increased by $46,673. Other increases occurred in stationery and supplies of $16,611, examination fees $22,400, meetings and training of $14,796, automated clearing house fees and automated teller machine fees of $13,401, and various other expenses associated with outside professional services and merger related items totaling $69,812. These increases were offset by a substantial reduction in FDIC insurance premiums of $178,598.

Income before income taxes for the nine month period ending September 30, 1996 was $2,653,790, up by $883,164 from $1,770,626 reported at September 30, 1995.
Applicable taxes for three quarters in 1996 were $1,032,400, compared to $668,977 for the same period in the prior year. This resulted in net earnings of $1,621,390, or $0.59 per share for nine months ending September 30, 1996. Net earnings for the same period in 1995 were $1,101,649 or $0.40 per share.

The results of operation for the third quarter in 1996 indicates that net interest income was up by $599,411 to $2,704,744, from $2,105,333 earned during the third quarter in 1995. The Provision for Loan Losses was reduced to $100,000 during the current year's third quarter, from the $150,000 provision booked during the same period in the prior year. Management reduced its provisions based on the current assessment of the Allowance for Possible Loan Losses, including the year to date recoveries in excess of year to date charge offs of $186,000.

Other Income increased by $54,583, of which $39,211 is associated with an increase in service charges due to a greater number of accounts being serviced, an increase of $7,124 over the prior year associated with gains on sale of securities, and an increase in miscellaneous income of $8,248.

Total Other Expenses for the third quarter in 1996 were $1,979,325, up by $272,901 from $1,706,424 reported for the same quarter in 1995. Salaries and employee benefits were up by $129,318, due to the additional personnel as aforementioned and extra wages paid as overtime due to the merger. Occupancy and equipment expense combined increased by $54,827 for the third quarter in 1996, when compared to the same period in 1995. This increase is due to the additional depreciation and additional repairs incurred.

The Bank did not incur any expenses associated with the write down of Other Real Estate Owned during the current quarter, compared to a $40,000 write down during the same period in the previous year.

The line item Other Expense for the third quarter in 1996 increased by $132,721 to $535,423, from $402,702 reported for the same period in the previous year. Amortization of Goodwill is a new item due to the premium paid above the book value of Fairbank, Inc. Goodwill expense was $40,000, which represented two months of amortization. In addition, advertising expense was up by $45,652. Other items consisting of increases in telephone expense, computer services, legal and professional fees and other various expenses totaled $47,069.

Income before taxes for the third quarter in 1996 was up by $431,093 to $928,572, from $497,479 reported for the same period in the prior year. Applicable taxes increased by $198,035 to $381,736 when compared to $183,701 reported in the prior year.

The net income for the three month period ending September 30, 1996 was $546,836, up by $233,058 when compared to $313,778 reported for the same period in 1995.


Liquidity
---------

The Company's principal sources of funds are customer deposits, loan amortization, loan payoffs, and the maturities of investment securities. Through these sources, funds are provided for customer withdrawals from their deposit accounts, loan origination, draw-downs on loan commitments, acquisition of investment securities and other normal business activities. Investors' capital also provides a source of funding.

The largest source of funds is provided by depositors. The largest component of the Company's deposit base is reflected in the Time Deposit category. The Company does not participate in brokered deposits. Deposits are obtained from consumers and commercial customers within the Bank's community reinvestment area, being Bristol County, Massachusetts and several abutting towns in Rhode Island.

The Company also has the ability to borrow funds from correspondent banks, the Federal Home Loan Bank, as well as the Federal Reserve Bank of Boston by pledging various investment securities as collateral. The Company did not borrow during the first six months of the current year. During the first quarter of 1995, the Company borrowed for 25 days with an average borrowing of $2.0 Million. There were no other borrowing during 1995. However, tax payments made by our customers which are owed to the Federal Reserve Bank Treasury Tax and Loan account are classified as borrowed funds.

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

At September 30, 1996, the Bank's liquidity ratio stood at 31.3% as compared to 36.0% at December 31, 1995. The liquidity ratio is determined by dividing the Bank's short term assets (cash and due from banks, interest bearing deposits due from other banks, securities, and federal funds sold) by the Bank's total deposits. Management believes the Bank's liquidity to be adequate to meet the current and presently foreseeable needs of the Bank.

Cash flows provided by operating activities for the nine month period ending September 30, 1996 indicates that adjustments to reconcile net income of $1,621,390 to net cash used of $2,655,179 includes amortization of goodwill, depreciation and write down on Other Real Estate Owned totaling $407,711, provision for loan losses of $400,000, increase in interest receivable of $925,292, increase in accrued expense of $83,518 and changes in other assets and liabilities totaling $347,514. This was offset by gains realized on sale of securities of $101,248, decrease in taxes payable of $640,292, changes to interest payable and prepaid expense of 465,956, accretion of securities of $316,910, and $5,840 of other changes.

Cash provided by investing activities during the nine month period ending September 30, 1996 indicates a total net inflow of cash of $1,551,659. This was comprised of incoming cash attributed to the maturities and sales of securities of $27,085,501. Other increases in cash from investing activities were $254,124 of proceeds arising from sale of Other Real Estate Owned, $408,942 due to recoveries of previously charged off loans and a decrease of $9,575,000 in Federal Funds Sold. The offsetting outflow of cash was $14,892,846 for the purchase of new securities, $14,764,692 due to a net increase in loans, $765,527 for capital expenditures which included a new teller system, and installation of a five lane drive-up facility at the Brayton Avenue branch facility. In addition, $409,400 was used for the purchase of Federal Home Loan Bank stock. The net cash or cash equivalents used for the acquisition of Fairbank, Inc. amounted to $4,955,131, which is net of the cash outlay of $8,558,800 to pay to the stockholders of Fairbank, Inc. offset by the assets acquired and liabilities assumed. This transaction resulted in a premium (Goodwill) of $3,618,567, which is to be amortized over a 15 year period.

Cash flows attributed to financing activities indicate a net inflow of $2,748,594 during the nine month period ending September 30, 1996 attributable to a net increase in demand deposits, NOW, and money market accounts of $3,671,259, increase in short term borrowings of $674,668 and $186,591 from issuance of stock. This was offset by a decrease in time deposits of $1,239,101, dividends paid of $334,855, and a decrease in notes payable of $209,968.


Capital
-------

As of September 30, 1996, the Company had total capital of $19,029,021. This represents an increase of $1,202,296 from $17,826,725 reported on December 31, 1995. The increase in capital was a combination of several factors. Additions consisted of nine months earnings of $1,621,390, transactions originating through the Dividend Reinvestment Program whereby 3,638.536 shares were issued for cash contributions of $30,350 and 18,984.389 shares were issued for $156,241 in lieu of cash dividend payments. These additions were offset by dividends paid of $331,495 and cash dividends paid in lieu of fractional shares of $3,360 as a result of the 5% stock dividend issued in January of 1996.

Also affecting capital is the adjustment that reflects net unrealized gains or losses, net of taxes, on securities classified as Available-for-Sale. On December 31, 1995 the Available-for-Sale portfolio had unrealized gains, net of taxes, of $33,022, and on September 30, 1996, as a result of current market values, the portfolio reflects unrealized losses, net of taxes, of $270,830 which is an adjustment to capital.

Paid in Capital increased by $1,311,008 of which $1,124,643 was a transfer from retained earnings representing a 5.0% stock dividend paid on January 1, 1996 and $186,365 attributed to transactions resulting from cash contributions and reinvestment of cash dividends associated with the Dividend Reinvestment Program.

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

At September 30, 1996 the actual Risk Based Capital of the Bank was $15,573,000 for Tier 1 Capital, exceeding the minimum requirements of $8,004,920 by $7,568,080. Total Capital of $18,074,000 exceeded the minimum requirements of $16,009,840 by $2,064,160 and Leverage Capital of $15,573,000 exceeded the minimum requirements of $11,605,440 by $3,967,560.


ITEM 4

Submission of Matters to a Vote of Security Holders
---------------------------------------------------

None.


ITEM 5

Other Matters
-------------

Upon the retirement of President Donald T. Corrigan at December 31, 1995, Mr. Corrigan was elected as Chairman of the Board, a previously unfilled position. In addition, Mr. Kenneth R. Rezendes, a director was named as President of Weetamoe Bancorp, Mr. James D. Carey as Executive Vice President, and Mr. Ralph
S. Borges as Treasurer.


ITEM 6

Exhibits and Reports on Form 8-K
--------------------------------

None.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                        WEETAMOE BANCORP



November 14, 1996                       By /s/ Kenneth R. Rezendes
------------------------------             ------------------------
(Date)                                     Kenneth R. Rezendes, President


November 14, 1996                       By /s/ Ralph S. Borges
------------------------------             --------------------
(Date)                                     Ralph S. Borges
                                           Treasurer/Chief Financial Officer/
                                           Chief Accounting Officer