Form 10KSB
period 1996-12-31
WEETAMOE BANCORP
filed 1997-03-31
CIK 857499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                 FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

Commission file number   33-47248
                        ----------


              SLADE'S FERRY BANCORP (FORMERLY WEETAMOE BANCORP)
------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


            MASSACHUSETTS                              04-3061936
------------------------------------    ---------------------------------------
  (State or other jurisdiction of       (I.R.S. Employer Identification Number)
   incorporation or organization)


         100 Slade's Ferry Avenue
         Somerset, Massachusetts                             02726
------------------------------------------       ------------------------------
 (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:  (508) 675-2121

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:    Common
Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  [X]      No  [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this form 10-KSB.          [X]

Registrant's revenues for fiscal year ended December 31, 1996:
$20,800,428.

The aggregate market value of the voting stock of Weetamoe Bancorp, held by nonaffiliates of the registrant as of December 31, 1996 was approximately $18,742,031.20. On that date, there were 2,789,142.342 shares of Weetamoe Bancorp Common Stock, par value $.01 per shares, outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

ANNUAL REPORT to security holders for fiscal year ended December 31, 1996 incorporated by reference into Part II. Proxy Statement for Annual Meeting of Stockholders April 14, 1997 incorporated by reference into Part III.


                                   PART I

                                   ITEM 1

                                  BUSINESS

Description of Business

Business of Slade's Ferry Bancorp
---------------------------------

      Slade's Ferry Bancorp ("the Company") is a business corporation that was organized under the laws of the Commonwealth of Massachusetts on June 13, 1989 as Weetamoe Bancorp. The name Weetamoe Bancorp was changed to Slade's Ferry Bancorp effective January 1, 1997. The office of Slade's Ferry Bancorp is located at the office of the Bank at 100 Slade's Ferry Avenue, Somerset, Massachusetts, 02726, and its telephone number is the same as the Bank's: (508)675-2121.

      The Company was organized for the purpose of becoming the holding company of the Bank. The Company's acquisition of the Bank was completed on April 1, 1990. The Bank (Slade's Ferry Trust Company) is a wholly-owned subsidiary of Slade's Ferry Bancorp.

Competition
-----------

      The primary business of Slade's Ferry Bancorp is the ongoing business of the Bank. The competitive conditions to be faced by Slade's Ferry Bancorp will be the same as those faced by the Bank. It is likely that, as a holding company, it may compete with other holding companies engaged in bank-related activities. Thus, the Company will face competition in undertaking to acquire other banks, financial institutions or companies engaged in bank-related activities, and in operating subsequent to any such acquisitions.

      While the Company investigates opportunities to acquire other banks or bank facilities when they occur and may in the future acquire other banks, financial institutions, or bank facilities, it is not currently engaged in any such acquisition other than the recently completed acquisition of the National Bank of Fairhaven, Fairhaven, Massachusetts.

Employees
---------

      At present there are three employees of the Bank and the Company whose compensation is paid by the Company. Although the Company has no current plans to do so, if the Company should acquire other financial institutions or pursue other lines of business, it may at such time hire additional employees.

Business of Slade's Ferry Trust Company
---------------------------------------

      On September 30, 1959, the Slade's Ferry Trust Company opened for business as a state chartered trust company incorporated under the laws of the Commonwealth of Massachusetts and as a member of the Federal Deposit Insurance Corporation (FDIC). The founders were a group of individuals from Somerset, Swansea, Fall River and Seekonk, Massachusetts who recognized the need for a local bank committed to personalized services.

      During the past three years, the Bank has grown from eight banking facilities with 92 full-time and 43 part-time employees and assets of $196 Million as of December 31, 1993 to ten banking facilities with 128 full-time and 50 part-time employees and assets of $291 Million as of December 31, 1996. Through its acquisition of the National Bank of Fairhaven in 1996, it not only added two banking facilities and increased its assets by $58 Million but also expanded its geographic market area to the New Bedford and Fairhaven region of Massachusetts.

      The Bank currently services numerous communities in Southeastern Massachusetts and contiguous areas of Rhode Island through its ten facilities in Fall River, Somerset, Swansea, Seekonk, New Bedford and Fairhaven.

      The Bank's major customer base consists of over 27,500 personal savings, checking and money market accounts and 7,360 personal certificates of deposit and individual retirement accounts. Its commercial base consists of over 3,300 checking, money market, corporate, and certificate of deposit accounts.

      The Bank does not have any major target accounts, nor does it derive a material portion of its deposits from any single depositor. It is a retail bank that services the needs of the local communities, and its loans are not concentrated within any single industry or group of related industries that would have any possible adverse effect on the business of the Bank. The Bank's business is not seasonal and its loan demand is well diversified. As of December 31, 1996, commitments under standby letters of credit aggregate approximately $1,176,936.

      The Bank's acquisition of Fairbank, Inc. and its subsidiary, the National Bank of Fairhaven in 1996 was accomplished by a cash outlay by the Bank of $8,558,800 to the stockholders of Fairbank, Inc. without any issuance of Company stock. Fairbank, Inc. was simultaneously dissolved and the National Bank of Fairhaven merged into the Bank.

Services
--------

      The Bank engages actively in a broad range of banking activities, including demand, savings, time deposits, related personal and commercial checking account services, real estate mortgages, commercial and installment lending, payroll services, money orders, travelers checks, Visa, Mastercard, safe deposit rentals, automatic teller machines and cash management services. The Bank offers a full range of commercial, installment, student, and real estate loans. The service area of the Bank is approximately 300 square miles, including the southern geographic area of Bristol County, Massachusetts and extends over to the towns of Tiverton, Warren, Bristol and Barrington in the state of Rhode Island.

Competition
-----------

      The banking business in the market area served by the Bank is highly competitive. The Bank actively competes with other banks, financial institutions, and credit unions, including major banks and bank holding companies which have numerous offices and affiliates operating over wide geographic areas. The Bank competes for deposits, loans, and other business with these institutions.

      Many of the major commercial banks, or other affiliates in the service areas of the Bank, offer services such as international banking, and investment and trust services which are not offered directly by the Bank.

Supervision and Regulation

Holding Company Regulation
--------------------------

      Under the Federal Bank Holding Company Act ("BHCA"), the prior approval of the Federal Reserve Board ("FRB") is required before a corporation may acquire control of a bank. FRB approval must also be obtained before a bank holding company acquires all or substantially all of the assets of a bank, or merges or consolidates with another bank holding company. In considering any applications for approval of an acquisition or merger, the FRB is required to consider the financial and managerial resources of the companies and banks concerned, and the convenience and needs of the communities to be served.

      As a registered bank holding company, the Company is required to file with the FRB annual and periodic reports and such other additional information as the Board may require. The Company and its subsidiaries are also subject to continuing regulation, supervision and examinations by the FRB.

      A bank holding company, with certain exceptions, may not acquire more than 5% of the voting shares of any company that is not a bank and may not engage, directly or through subsidiaries, in any activity other than banking, managing or controlling banks, or furnishing services to or performing services for its subsidiaries, without prior approval of the FRB. The FRB is authorized to approve the ownership by a bank holding company of voting shares of any company whose activities the FRB determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereof. Under the FRB's current regulations, and subject to certain restrictions and limitations specified therein, bank holding companies and their subsidiaries may be permitted by the FRB to engage in such non-banking activities as: (1) making, acquiring, or servicing loans or other extensions of credit such as would be made by a mortgage, finance, credit card, or factoring company; (2) operating an industrial bank or industrial loan company; (3) performing the functions of a trust company; (4) acting as an investment or financial advisor; (5) leasing real or personal property or acting as an agent or broker in leasing such property or acting as an agent or broker in leasing property in certain situations; (6) making investments to promote community welfare; (7) providing certain data processing and transmission services; (8) acting as principal, agent, or broker with respect to insurance directly related to extensions of credit by the bank holding company or its subsidiaries, and engaging in certain other insurance activities subject to specified conditions and limitations; (9) providing courier services for checks and certain other instrument exchanges among banks, and for audit and accounting media of a banking or financial nature; (10) providing management consulting advice under specified conditions to banks not affiliated with the bank holding company; (11) issuing and selling retail money orders having a face value of not more than $1,000 and travelers checks and selling U.S. Savings Bonds; (12) performing appraisals of real and personal property; (13) arranging commercial real estate equity financing under certain circumstances; (14) providing securities brokerage services as agent for the accounts of customers; (15) underwriting and dealing in certain government obligations and money market instruments; (16) providing foreign exchange advisory and transactional services; (17) acting as a futures commission merchant in specified capacities or providing investment advice as a futures commission merchant or commodity trading advisor with respect to certain financial futures contracts and options; (18) providing consumer financial counseling services; (19) providing tax planning and preparation services;
(20) providing check guaranty services to subscribing merchants; (21) operating a collection agency; and (22) operating a credit bureau. In addition, a bank holding company may file an application for FRB approval to engage, directly or through subsidiaries, in other nonbank activities that the holding company reasonably believes are so closely related to banking as to be a proper incident thereto.

      In addition, pursuant to the Bank Export Services Act of 1982, a bank holding company may invest up to 5% of its consolidated capital and surplus in shares of an export trading company unless such investment is disapproved by the FRB after notice as provided in that Act.

      As a bank holding company, the Company will be required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of Bancorp's consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would violate any law, regulation, FRB order, directive, or any condition imposed by, or written agreement with, the FRB.

      The status of the Company as a registered bank holding company under the BHCA does not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

      Under Massachusetts law, Board of Bank Incorporation approval is required before any company may become a bank holding company by directly or indirectly owning, controlling or holding the power to vote 25% or more of the voting stock of two or more banks. Further, such approval is required prior to a bank holding company's (i) acquiring voting stock of another bank institution if, as a result of the acquisition, such acquirer would, directly or indirectly, own or control more than 5% of the voting stock of such institution, or (ii) engaging in certain other transactions. The Company is not considered a bank holding company under Massachusetts law since it does not control two or more banks. The activities of the Company, however, will be limited under Massachusetts law to activities described above which would be permissible for a bank holding company registered under the BHCA. In addition, the acquisition by the Company of 25% or more of the voting stock or the power to elect a majority of the directors of another commercial bank, savings bank, cooperative bank, or savings and loan association would subject the Company to regulation as a bank holding company under applicable Massachusetts law and would require the approval of the Massachusetts Board of Bank Incorporation.

Bank Regulation
---------------

      As a Massachusetts-chartered, FDIC-insured trust company, the Bank is subject to regulation and supervision by the Commissioner of Banks, the FDIC and the FRB.

      The Massachusetts statutes and regulations govern, among other things, investment powers, deposit activities, borrowings, maintenance of surplus and reserve accounts, distribution of earnings, and payment of dividends. The Bank is also subject to state regulatory provisions covering such matters as issuance of capital stock, branching, and mergers and acquisitions.

      Deposit accounts at the Bank are insured by the FDIC, generally up to a maximum of $100,000 per insured depositor. As an insurer of deposits of certain thrift institutions and commercial banks, the FDIC issues regulations, conducts examinations, requires the filing of reports, and generally supervises the operations of institutions to which it provides deposit insurance. The approval of the FDIC is required prior to any merger or consolidation with another financial institution, or the establishment or relocation of an office facility. This supervision is intended primarily for the protection of depositors.

      As an FDIC-insured bank, the Bank is subject to certain FDIC requirements designed to maintain the safety and soundness of individual banks and the banking system. The FDIC periodically conducts examinations of insured institutions and, based upon appraisals, may revalue assets of an insured institution and require establishment of specific reserves in amounts equal to the difference between such revaluation and the book value of the assets. In addition, the FDIC has a regulation which defines and sets minimum requirements for capital adequacy.

      Bank regulators have implemented risk based capital guidelines that require a bank to maintain certain minimum capital as a percent of such bank's assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk adjusted assets). Under the requirements a minimum level of capital will vary among banks on safety and soundness of operation. At December 31, 1996 the minimum regulatory capital level of Risk Based Capital was 4% for Tier 1 Capital, 8% for total Capital and Leverage Capital was 4%.

      The Company, the Bank, the Slade's Ferry Realty Trust, and the Slade's Ferry Securities Corporation are "affiliates" within the meaning of the Federal Reserve Act. Certain provisions of the Federal Reserve Act, made applicable to the Bank by Section 18(j) of the Federal Deposit Insurance Act and administered with respect to the Bank by the FDIC, limit the amounts of and establish collateral requirements with respect to the Bank's loans or extensions of credit to and investments in affiliates. In addition, related provisions of the Federal Reserve Act and FRB regulations also administered with respect to the Bank by the FDIC limit the amounts of and establish required procedures and credit standards with respect to loans and other extensions of credit to officers, directors and principal stockholders of the Bank, of the Company, and of any sub-sidiaries of the Company, and to related interests of such persons.

Recent Regulatory Examinations
------------------------------

      During the most recent regulatory examinations of the Company and the Bank encompassing year end 1995 and nine months ending September 30, 1996, no major or consequential violations were found.

Statistical Information
-----------------------

      The following supplementary information required under Guide 3 (Statistical Disclosure by Bank Holding Companies) should be read in conjunction with the related financial statements and notes thereto, which are a part of this report.


I. DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

      The following table sets forth the Company's average assets, liabilities, and stockholders' equity, interest income earned and interest paid, average rates earned and paid, and the net interest margin for the periods ending December 31, 1996, December 31, 1995, and December 31, 1994. Averages are daily averages.

                                                       1996                         1995                         1994
                                           --------------------------   --------------------------   --------------------------
                                           Average   Int(1)   Avg Int   Average   Int(1)   Avg Int   Average   Int(1)   Avg Int
                                           Balance   Inc/Exp   Rate     Balance   Inc/Exp   Rate     Balance   Inc/Exp   Rate
                                           --------  -------  -------   --------  -------  -------   --------  -------  -------


ASSETS:                                                                    (Dollars in Thousands)
Earning Assets (2)
  Commercial Loans                         $ 23,440  $ 2,191    9.35%   $ 17,478  $ 1,705    9.75%   $ 16,845  $ 1,452    8.62%
  Commercial Real Estate                     90,576    9,035    9.98      70,060    6,703    9.57      57,983    5,190    8.95
  Residential Real Estate                    50,486    3,788    7.50      48,901    3,706    7.58      46,360    3,319    7.16
  Consumer Loans                              6,094      613   10.06       5,630      628   11.15       6,333      613    9.68
                                           -----------------------------------------------------------------------------------
  Total Loans                               170,596   15,627    9.16     142,069   12,742    8.97     127,521   10,574    8.29
  Federal Funds Sold                         14,994      783    5.22      10,361      598    5.77       4,584      167    3.64
  U.S. Treas/Govt Agencies                   43,871    2,715    6.19      45,300    2,924    6.45      43,580    2,484    5.70
  States & Political Subdivisions             5,959      400    6.71       4,753      339    7.13       5,556      408    7.34
  Mutual Funds                                  241       13    5.39         170        8    4.71         529       16    3.02
  Marketable Equity Securities                1,332       45    3.38       1,013       37    3.65         888       33    3.72
  Other Investments                             811       45    5.55         140        6    4.29           6      -0-    0.00
                                           -----------------------------------------------------------------------------------
  Total Earning Assets                      237,804  $19,628    8.25     203,806  $16,654    8.17%    182,664  $13,682    7.49%
                                           -----------------------------------------------------------------------------------
  Allowance for Loan Losses                  (2,958)                      (2,450)                      (2,160)
  Unearned Income                              (597)                        (434)                        (306)
  Cash and Due From Banks                     9,565                        8,387                        7,800
  Other Assets                                9,489                        9,016                        7,875
                                           -----------------------------------------------------------------------------------
Total Assets                               $253,303                     $218,325                     $195,873
                                           ===================================================================================

LIABILITIES & STOCKHOLDERS' EQUITY:
  Savings                                  $ 40,246  $ 1,006    2.50%   $ 37,790  $   955    2.53%   $ 44,945  $ 1,136    2.53%
  NOW's                                      28,788      858    2.98      21,568      757    3.51      22,784      596    2.61
  Money Market Accounts                      13,326      272    2.04      16,355      332    2.03      18,369      404    2.20
  CD's > $100M                               18,813    1,104    5.87      15,403      856    5.56      12,760      508    3.98
  Other Time Deposits                        97,957    5,754    5.87      82,290    4,801    5.83      56,273    2,244    3.99
  Other Borrowings                            1,374       86    6.26       1,179       63    5.36       1,329       56    4.21
                                           -----------------------------------------------------------------------------------
  Total Interest-bearing Liabilities        200,504  $ 9,080    4.53%    174,585  $ 7,764    4.45%    156,460  $ 4,944    3.16%
                                           -----------------------------------------------------------------------------------
  Demand Deposits                            33,572                       26,674                       23,832
  Other Liabilities                             493                          591                          473
                                           -----------------------------------------------------------------------------------
  Total Liabilities                         234,569                      201,850                      180,765
                                           -----------------------------------------------------------------------------------
  Common Stock                                   28                           26                           16
  Paid-in Capital                            14,393                       12,871                       11,599
  Retained Earnings                           4,486                        4,227                        4,077
  Net Unrealized Loss on Available-
   for-Sale Securities                         (173)                        (649)                        (584)
                                           -----------------------------------------------------------------------------------
  Total Stockholders' Equity                 18,734                       16,475                       15,108
                                           -----------------------------------------------------------------------------------
Total Liabilities & Stockholders' Equity   $253,303                     $218,325                     $195,873
                                           ===================================================================================
Net Interest Spread                                             3.72%                        3.72%                        4.33%
                                           ===================================================================================
Net Interest Yield on Earnings Assets                           4.44%                        4.36%                        4.78%
                                           ===================================================================================

--------------------
<F1>   On a fully taxable equivalent basis based on tax rate of 34%. Interest income on investments and net interest income includes a fully taxable equivalent adjustment of $133,000 in 1996, $113,000 in 1995, and $136,000 in 1994.

<F2>   Average balance includes non-accruing loans.  The effect of including such loans is to reduce the average rate earned on the Company's loans.


NET INTEREST INCOME - CHANGES DUE TO VOLUME AND RATE (1)


                                              1996 vs 1995                   1995 vs 1994
                                                Increase                       Increase
                                               (Decrease)                     (Decrease)
                                      ----------------------------   -----------------------------
                                                         (Dollars in Thousands)
                                      ------------------------------------------------------------
                                        Total     Due to    Due to     Total     Due to    Due to
                                      Change(2)   Volume     Rate    Change(2)   Volume     Rate
                                      ---------   -------   ------   ---------   -------   -------

Interest Income:
  Federal Funds Sold                   $   185    $   255   $  (70)   $   431    $   271   $   160
  US Treas/Govt Agencies                  (209)       (90)    (119)       440        105       335
  States & Political Subdivisions           61         83      (22)       (69)       (58)      (11)
  Mutual Funds                               5          4        1         (8)       (14)        6
  Marketable Securities                      8         11       (3)         4          4         0
  Other Investments                         39         33        6          6          3         3
  Commercial Loans                         486        569      (83)       253         59       194
  Commercial Real Estate                 2,332      2,005      327      1,513      1,117       396
  Residential Real Estate                   82        119      (37)       387        187       200
  Consumer Loans                           (15)        50      (65)        15        (73)       88
                                       -----------------------------------------------------------
  Total Interest Income                  2,974      3,039      (65)     2,972      1,601     1,371
                                       -----------------------------------------------------------

Interest Expense:
  Savings Accounts                          51         62      (11)      (181)      (181)        0
  NOW Accounts                             101        234     (133)       161        (38)      199
  Money Market Accounts                    (60)       (62)       2        (72)       (43)      (29)
  CD's > 100 M                             248        195       53        348        125       223
  Other Time Deposits                      953        917       36      2,557      1,279     1,278
  Other Borrowings                          23         11       12          7         (7)       14
                                       -----------------------------------------------------------
  Total Interest Expense                 1,316      1,357      (41)     2,820      1,135     1,685
                                       -----------------------------------------------------------
Net Interest Income                    $ 1,658    $ 1,682   $  (24)   $   152    $   466   $  (314)
                                       ===========================================================

--------------------
<F1>   Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated equally to changes due to volume and changes due to rate.

<F2>   The change in interest income on investments and net interest income includes interest on a fully taxable equivalent basis based on a tax rate of 34%.

Interest Rate Sensitivity

      A formal measurement that is incorporated in the Asset/Liability management process is the monthly analysis of the interest rate (Gap) table. The table for the period ending December 31, 1996 is set forth below. This measurement provides a static analysis of repricing opportunities of the balance sheet. It is prepared by categorizing assets and liabilities into time periods based on the next repricing opportunity. The analysis determines the net dollar amount of assets less liabilities that are repricing at various time periods.

      The Company has an Asset/Liability Committee that reports to the Board of Directors. Its objective is to monitor the exposure of planned net interest margins to unexpected changes due to interest rate fluctuations. These efforts also affect loan pricing, deposit interest rate strategies, asset mix and volume guidelines, liquidity and capital planning.

      At December 31, 1996, the analysis indicates the Company's interest rate risk to have a reliance on short term liabilities. This position would have an adverse effect on the Company's earnings in a rising rate environment and conversely a positive effect on earnings in a decreasing risk environment.

                                                              December 31, 1996
                                       ---------------------------------------------------------------------
                                                           (Dollars in Thousands)
                                       3 Months    4 Months    1 Year to   2 Year to    5 Years
REPRICING OPPORTUNITY                   or Less    to 1 Year    2 Years     5 Years     & Over       Total
                                       ---------   ---------   ---------   ---------   ---------   ---------

INTEREST-EARNING ASSETS
Loans                                  $  88,091   $  40,675   $  24,882   $  27,148   $  13,838   $ 194,634
Investments                                7,442       6,452       9,047      13,834      21,107      57,882
Federal Funds Sold                        13,000         ---         ---         ---         ---      13,000
                                       ---------------------------------------------------------------------
Total Interest-Earning Assets          $ 108,533   $  47,127   $  33,929   $  40,982   $  34,945   $ 265,516
                                       =====================================================================
Cumulative RSA                         $ 108,533   $ 155,660   $ 189,589   $ 230,571   $ 265,516
                                       =====================================================================

INTEREST-BEARING LIABILITIES
Regular Savings                        $  42,182   $     ---   $     ---   $     ---   $     ---   $  42,182
NOW Accounts                              37,203         ---         ---         ---         ---      37,203
Money Market Accounts                     15,430         ---         ---         ---         ---      15,430
Time Deposits $100,000 & Over              4,186       9,738       3,518       2,197         ---      19,639
Other Time Deposits                       32,058      55,997      18,749         883       1,192     108,879
                                       ---------------------------------------------------------------------
Total Deposits                           131,059      65,735      22,267       3,080       1,192     223,333
Federal Funds Purchased                      ---         ---         ---         ---         ---         ---
Other Interest-Bearing Liabilities         1,200         ---         ---       1,043         ---       2,243
                                       ---------------------------------------------------------------------
Total Interest-Bearing Liabilities     $ 132,259   $  65,735   $  22,267   $   4,123   $   1,192   $ 225,576
                                       =====================================================================
Cumulative RSL                         $ 132,259   $ 197,994   $ 220,261   $ 224,384   $ 225,576
                                       =====================================================================
Gap                                      (23,726)    (18,608)     11,662      36,859      33,753      39,940
Cumulative Gap                           (23,726)    (42,334)    (30,672)      6,187      39,940
RSA/RSL                                     (.82)       (.72)       1.52        9.94       29.32
Cumulative RSA/RSL                          (.82)       (.79)       (.86)       1.03        1.18


II.    INVESTMENT PORTFOLIO

      The following table shows the book value of the major categories of investment securities Held to Maturity for the years indicated:

                                                             At December 31,
                                                     ------------------------------
                                                       1996       1995       1994
                                                     --------   --------   --------
                                                         (Dollars In Thousands)

US Treasury Securities and Obligations of US
 Government Corporations and Agencies                $ 13,193   $ 15,690   $  7,719
Obligations of States and Political Subdivisions        6,131      6,024      5,056
Mortgage-backed securities                                257         17         18
Other Debt Securities                                       6        105          5
                                                     ------------------------------
                                                     $ 19,587   $ 21,836   $ 12,798
                                                     ==============================

      In the following table, the carry value of Held to Maturity securities maturing within stated periods as of December 31, 1996, is shown with the weighted average interest yield from securities falling within the range of maturities:

                           US Treasury     Obligations
                           & Government    of States &      Mortgage-      Other
                           Corporations     Political         Backed        Debt
                             Agencies     Subdivisions(1)   Securities   Securities     Total
                           ------------   ---------------   ----------   ----------   ---------
                                                 (Dollars in Thousands)

Due in 1 year or less:
  Amount                     $  4,689         $   695           ---        $    5     $  5,389
  Yield                          5.28%           6.44%          ---          5.50%        5.43%

Due in 1 to 5 years:
  Amount                     $  5,496         $ 2,396         $ 243        $    1     $  8,136
  Yield                          6.61%           6.58%         6.57%         7.50%        6.60%

Due in 5 to 10 years:
  Amount                     $  3,008         $ 2,894         $  14           ---     $  5,916
  Yield                          7.11%           6.88%         8.00%          ---         7.00%

Due after 10 years:
  Amount                          ---         $   146           ---           ---     $    146
  Yield                           ---            9.21%          ---           ---         9.21%
                             -----------------------------------------------------------------
  Amount                     $ 13,193         $ 6,131         $ 257        $    6     $ 19,587
                             =================================================================
  Yield                          6.25%           6.77%         6.65%         5.83%        6.42%
                             =================================================================

--------------------
<F1>   Rates of tax exempt securities are shown assuming a 34% tax rate.

      The following table shows the amortized cost basis of the major categories of Available for Sale securities for the years indicated:

                                                      At December 31,
                                              ------------------------------
                                                1996       1995       1994
                                              --------   --------   --------
                                                  (Dollars In Thousands)

US Treasury Securities and Obligations of
 US Government Corporations and Agencies      $ 32,793   $ 31,678   $ 28,606

Mortgage-backed Securities                       2,469      3,618      3,920

Asset-backed Securities                            246        -0-        -0-

Marketable Equity Securities (net)               1,775      1,397        830
                                              ------------------------------
                                              $ 37,283   $ 36,693   $ 33,356
                                              ==============================

      In the following table, the amortized cost basis of Available for Sale securities maturing within stated periods as of December 31, 1996, is shown with the weighted average interest yield from securities falling within the range of maturities:

                             US Treasury
                             & Government    Mortgage-     Asset-
                             Corporations     Backed       Backed
                               Agencies     Securities   Securities    Total
                             ------------   ----------   ----------   --------
                                           (Dollars in Thousands)

Due in 1 year or less:
  Amount                       $  2,707      $   953       $ ---      $  3,660
  Yield                            5.58%        6.23%        ---          5.75%

Due in 1 to 5 years:
  Amount                         18,707          ---         ---        18,707
  Yield                            5.86%         ---         ---          5.86%

Due in 5 to 10 years:
  Amount                         10,879          ---         ---        10,879
  Yield                            6.86%         ---         ---          6.86%

Due after 10 years:
  Amount                            500        1,516         246      $  2,262
  Yield                            8.00%        5.64%       6.35%         6.24%

  Amount                       $ 32,793      $ 2,469       $ 246      $ 35,508

  Yield                            6.20%        5.87%       6.35%         6.18%

      The following table shows the amortized cost basis and fair value of the major categories of Held to Maturity securities as of December 31, 1996:

                                                                                    Gross
                                                                      Gross       Unrealized
                                                     Amortized     Unrealized      Holding
                                                     Cost Basis   Holding Gains     Losses     Fair Value
                                                     ----------   -------------   ----------   ----------
                                                                    (Dollars in Thousands)

Debt securities issued by the U.S. Treasury and
 other U.S. Government corporations and agencies      $ 13,193         $ 30         $   8       $ 13,215

Debt securities issued by states of the United
 States and political subdivisions of the states         6,131           38            67          6,102
Mortgage-backed securities                                 257          ---            35            222
Other debt securities                                        6          ---           ---              6
                                                      --------------------------------------------------
                                                      $ 19,587         $ 68         $ 110       $ 19,545
                                                      ==================================================

      Investments in Available for Sale securities are carried at fair value on the balance sheet and are summarized as follows as of December 31, 1996.

                                                                                    Gross
                                                                      Gross       Unrealized
                                                     Amortized     Unrealized      Holding
                                                     Cost Basis   Holding Gains     Losses     Fair Value
                                                     ----------   -------------   ----------   ----------
                                                                    (Dollars in Thousands)

Debt securities issued by the U.S. Treasury and
 other U.S. Government corporations and agencies      $ 32,793        $  80         $ 281       $ 32,592
Marketable Equity                                        1,775          268            56          1,987
Mortgage-backed securities                               2,469          ---            38          2,431
Asset-backed securities                                    246          ---             1            245
                                                      --------------------------------------------------
                                                      $ 37,283        $ 348         $ 376       $ 37,255
                                                      ==================================================

      Deduction to Stockholder's Equity:
      (In Whole Dollars)

         Net unrealized loss on Available for Sale Securities      $ 27,952
         Less tax effect                                             25,324
                                                                   --------
                                                                   $  2,628
                                                                   ========

III.    LOAN PORTFOLIO

      The following table shows the Company's amount of loans by category at the end of each of the last five years.

                                                                         At December 31
                                                    ---------------------------------------------------------
                                                      1996        1995        1994        1993        1992
                                                    ---------   ---------   ---------   ---------   ---------
                                                                       (Dollars In Thousands)

Commercial, financial and agricultural              $  31,244   $  16,744   $  17,123   $  16,309   $  18,844
Real estate - construction and land development         6,891       6,865       2,290       4,651       1,848
Real estate - residential                              59,500      50,472      50,938      48,088      50,670
Real estate - commercial                               94,545      70,749      59,625      50,310      47,293
Consumer                                                6,681       6,149       6,097       6,550       8,101
Obligations of states and political subdivisions           16          23          29         136         143
Other                                                     109          85          89          34          36
                                                    ---------------------------------------------------------
                                                    $ 198,986   $ 151,087   $ 136,191   $ 126,078   $ 126,935
Allowance for Possible Loan Losses                     (3,354)     (2,498)     (2,306)     (1,954)     (1,967)
Unamortized adjustment to fair value                      (54)          0           0           0           0
Unearned Income                                          (643)       (520)       (403)       (313)       (294)
                                                    ---------------------------------------------------------
Net Loans                                           $ 194,935   $ 148,069   $ 133,482   $ 123,811   $ 124,674
                                                    =========================================================

      The following table shows the maturity distributions and interest rate sensitivity of selected loan categories at December 31, 1996.

                                            Within One   One to Five   After Five
                                               Year         Years         Years      Total
                                            ----------   -----------   ----------   --------
                                                         (Dollars in Thousands)

Commercial, financial, and agricultural      $ 17,538     $ 10,084      $ 3,518     $ 31,140
Real Estate - construction                      1,769          730        4,391        6,890
                                             -----------------------------------------------
                                             $ 19,307     $ 10,814      $ 7,909     $ 38,030
                                             ===============================================

      The following table shows the amounts, included in the table above, which are due after one year and which have fixed interest rates and adjustable rates:

                                                   Total Due After One Year
                                           ---------------------------------------
                                           Fixed Rate   Adjustable Rate    Total
                                           ----------   ---------------   --------
                                                   (Dollars in Thousands)

Commercial, financial, and agricultural      $ 3,559       $ 10,043       $ 13,602
Real Estate - construction                       427          4,694          5,121
                                             -------------------------------------
                                             $ 3,986       $ 14,737       $ 18,723
                                             =====================================

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

                                                                                          December 31
                                                                        -----------------------------------------------
                                                                                     (Dollars In Thousands)
                                                                         1996      1995      1994      1993      1992
                                                                        -------   -------   -------   -------   -------

Nonaccrual loans                                                        $ 4,352   $ 2,695   $ 3,238   $ 4,084   $ 3,010
Loans 90 days or more past due and still accruing                           112        23       204       427       863
Real estate acquired by foreclosure or substantively repossessed            308       633       888     2,160     1,367
                                                                        -----------------------------------------------
Total nonperforming assets                                              $ 4,772   $ 3,351   $ 4,330   $ 6,671   $ 5,240
                                                                        ===============================================
Percentage of nonaccrual loans to total loans                              2.19%     1.78%     2.38%     3.24%     2.37%
Percentage of nonaccrual loans, restructured loans and real estate
 acquired by foreclosure or substantively repossessed to total assets      1.88%     1.62%     2.20%     3.18%     2.31%
Percentage of Allowance for Possible Loan Losses to Nonaccrual Loans        .77%      .93%     0.71%     0.48%     .65%

      Nonaccrual loans include restructured loans of $398,000 at December 31, 1996; $425,000 at December 31, 1995; and $286,000 at December 31,
1994. There were no restructured loans at December 31, 1993 or 1992.

      Information with respect to nonaccrual and restructured loans for the past five years ending December 31 is as follows:

                                                                December 31
                                              -----------------------------------------------
                                               1996      1995      1994      1993      1992
                                              -------   -------   -------   -------   -------
                                                           (Dollars in Thousands)

Nonaccrual loans                              $ 4,352   $ 2,695   $ 3,238   $ 4,084   $ 3,010

Interest income that would have been
 recorded under original terms                $   361   $   243   $   242   $   443   $   263

Interest income recorded during the period    $    62   $    21   $    19   $   115   $    57

      Nonperforming assets include nonaccrual loans, loans past due 90 days or more but still accruing, restructured loans not performing in accordance with amended terms, and other real estate acquired through foreclosure. Nonperforming assets as a total increased to $4.8 Million at year end 1996, from $3.4 Million reported at year end 1995. Nonaccrual loans at December 31, 1996 were up by $1.7 Million to $4.4 Million from $2.7 Million reported on December 31, 1995. The increase in nonaccrual loans is attributable to $896,411 of nonaccrual loans that were acquired from the National Bank of Fairhaven, and a commercial account with $760,000 of borrowings which became nonaccrual due to financial difficulties during the third quarter. The latter loan consists of two separate parcels of commercial real estate which are currently being marketed for sale by the borrower. The bank does not anticipate any material losses on this loan due to the value of the collateral. Loans that became nonaccrual during the current year, including the aforementioned, amounted to $2,445,428. Offsetting this increase were receipts of loan payments of $276,578 and loans of $218,731 that were deemed uncollectible and charged off to the Allowance for Possible Loan Losses. There was a transfer to Other Real Estate Owned of $107,741, and a transfer to accrual status of a loan for $185,344.

      Other loans in the nonaccrual status that are collateralized by real estate have outstanding balances of $400,000 or less to any one individual borrower. When a real estate loan becomes nonaccrual, an appraisal of the property is obtained to determine that an 80% loan to value ratio exists. If the loan to value exceeds 80% or if it is determined that all amounts due according to the terms of the loan agreement will not be met, the original loan is classified as an impaired loan with a watch list reserve allowance assigned to it.

      The Company places a loan on nonaccrual status when, in the opinion of management, the collectibility of the principal and interest becomes doubtful. Generally, when a commercial loan, commercial real estate loan or a residential real estate loan becomes past due 90 days or more, the Company discontinues the accrual of interest and reverses previously accrued interest. The loan remains in the nonaccrual status until the loan is current and six consecutive months of payments are made, then it is reclassified as an accruing loan. When it is determined that the collectibility of the loan no longer exists, it is charged off to the Allowance for Loan Losses or, if applicable, any real estate that is collateralizing the loan is acquired through foreclosure, at which time it is categorized as Other Real Estate Owned. The nonaccrual category is comprised of $1,233,588 of residential real estate loans, $2,379,581 of commercial real estate loans, $715,728 of commercial loans and $23,250 of other types of loans.

      Other Real Estate Owned, which are properties acquired through foreclosure, consists of 5 parcels totaling $307,591 at year end 1996. Annual appraisals are performed on all these properties and if the appraisal is less than the carrying value of the property, the carrying value is written down by a charge to the writedown on OREO expense account.


IV.    SUMMARY OF LOAN LOSS EXPERIENCE

      The table below illustrates the changes in the Allowance for Possible Loan Losses for the periods indicated.

                                                             December 31
                                           -----------------------------------------------
                                            1996      1995      1994      1993      1992
                                           -------   -------   -------   -------   -------
                                                        (Dollars in Thousands)

Balance at January 1                       $ 2,498   $ 2,306   $ 1,954   $ 1,967   $ 1,300
Charge-offs:
  Commercial                                  (276)     (184)      (22)     (963)     (115)
  Real estate-construction                      (0)       (0)       (0)       (0)       (0)
  Real estate-mortgage                          (4)      (79)     (246)     (451)     (202)
  Installment/Consumer                        (159)     (134)      (93)      (85)     (166)
                                           -----------------------------------------------
                                              (439)     (397)     (361)   (1,499)     (483)
Recoveries:
  Commercial                                   332         1        51         0         9
  Real estate-construction                       0         0         0         0         0
  Real estate-mortgage                           0        16         2         2         0
  Installment/Consumer                         107        22        15        29        69
                                           -----------------------------------------------
                                               439        39        68        31        78
                                           -----------------------------------------------
Net Charge-offs                                  0      (358)     (293)   (1,468)     (405)
                                           -----------------------------------------------
Additions charged to operations                400       550       645     1,455     1,072
Allowance attributable to acquisition          456         0         0         0         0
Balance at December 31:                    $ 3,354   $ 2,498   $ 2,306   $ 1,954   $ 1,967
                                           ===============================================
Allowance for Loan Losses as a percent
 of year end loans                            1.69%     1.65%     1.70%    1.55%    1.55%
Ratio of net charge-offs to average
 loans outstanding                            0.00%     0.25%     0.23%    1.18%    0.33%

      The Allowance for Possible Loan Losses at year end December 31, 1996 was $3,354,311; and $2,497,774, $2,305,860, $1,953,863, and $1,967,164 for
years ending 1995, 1994, 1993, and 1992 respectively. The Allowance for Possible Loan Losses as a percent of year end loans was 1.69% in 1996, 1.65% in 1995, 1.70% in 1994 and 1.55% for 1993 and 1992.

      The level of the Allowance for Possible Loan Losses is evaluated by management and encompasses several factors. These factors include but are not limited to recent trends in the nonperforming loans, the adequacy of the assets which collateralize the nonperforming loans, current economic conditions in the market area and various other external and internal factors. Management's assessment of the adequacy of the Allowance for Possible Loan Losses is reviewed by regulators and by the Company's independent accountants.

      The Company's provision for loan losses, which is a deduction from earnings, in 1996 was reduced to $400,000 when compared to prior years' provisions of $550,000, $645,000, $1,455,000 and $1,072,000 for years ending 1995, 1994, 1993, and 1992 respectively. In 1996, the Company realized significant recoveries of previously charged-off loans of $439,000 when compared to previous years of $39,000, $68,000, $31,000, and $78,000 in 1995, 1994, 1993, and 1992 respectively. Also increasing the Allowance for Possible Loan Loss was $456,000, attributable to the aquisition of the National Bank of Fairhaven.

      Although nonaccrual loans increased in 1996, the amount provided to the Allowance for Possible Loan Losses was deemed appropriate by management after full consideration of the value of the assets securing these loans.

      This table shows an allocation of the allowance for loan losses as of the end of each of the last five years.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES


                  December 31, 1996       December 31, 1995      December 31, 1994    December 31, 1993    December 31, 1992
                ----------------------  ----------------------  -------------------  -------------------  -------------------
                           Percent of              Percent of           Percent of           Percent of           Percent of
                            Loans in                Loans in             Loans in             Loans in             Loans in
                              Each                    Each                 Each                 Each                 Each
                           Category to             Category to          Category to          Category to          Category to
                Amount     Total Loans  Amount     Total Loans  Amount  Total Loans  Amount  Total Loans  Amount  Total Loans
                ---------  -----------  ---------  -----------  ------  -----------  ------  -----------  ------  -----------
                                                             (Dollars in Thousands)

Commercial      $  789(1)    15.70%     $  597(1)     11.35%    $  588     12.82%    $  317     13.51%    $  256     14.96%
Real estate -
 Construction       41        3.46          40         4.55         14      1.68         29      3.69         10      1.46
Real estate -
 Mortgage        2,150(2)    77.42       1,581(2)     80.04      1,374     81.03      1,320     77.66      1,503     77.17
Consumer           374        3.42         280         4.06        330      4.47        288      5.14        198      6.41
                $3,354      100.00%     $2,498       100.00%    $2,306    100.00%    $1,954    100.00%    $1,967    100.00%

--------------------
<F1>   Includes amounts specifically reserved for impaired loans of $0.00 as of December 31, 1996 and $214,542 as of December 31, 1995, as required by Financial Accounting Standard No. 114, Accounting for Impairment of Loans.

<F2>   Includes amounts specifically reserved for impaired loans of $838,290 as of December 31, 1996 and $240,500 as of December 31, 1995, as required by Financial Accounting Standard No. 114, Accounting for Impairment of Loans.


      The loan portfolio's largest segment of loans is commercial real estate loans, which represent 47.5% of gross loans. Residential real estate, which is the second largest segment of the loan portfolio, represents 30% of gross loans. The Company requires a loan to value ratio of 80% in both commercial and residential mortgages. These mortgages are secured by real properties which have a readily ascertainable value.

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

      Commercial loans consist of loans predominantly collateralized by inventory, furniture and fixtures, and accounts receivable. In assessing the collateral for this type of loan, management applies a 40% liquidation value to inventories; 25% to furniture, fixtures and equipment; and 60% to accounts receivable. Commercial loans represent 15.7% of the loan portfolio.

      Consumer loans are generally unsecured borrowings and represent 3.5% of the total loan portfolio. These loans have a higher degree of risk than residential mortgage loans. The underlying collateral of a secured consumer loan tends to depreciate in value. Consumer loans are typically made based on the borrower's ability to repay the loan through continued financial stability. The Company endeavors to minimize risk by reviewing the borrower's repayment history on past debts, and assessing the borrower's ability to meet existing obligations on the proposed loans.

      Charge-offs in 1996 amounted to $439,000, up by $42,000 when compared to losses incurred in 1995 of $397,000. The Company had charge-offs of $361,000 in 1994, $1,499,000 in 1993 and $483,000 in 1992. The
commercial loan category incurred losses of $276,000 in 1996 compared to $184,000 in 1995, $22,000 in 1994, $963,000 in 1993 and $115,000 in 1992.
The loss in 1993 was mostly attributable to one unusually large loan that resulted in a $932,000 loss. The 1996 losses of $276,000 represent various commercial loans deemed uncollectible and are not representative of any one industry., The loss on installment and consumer loans of $159,000 represents credit cards and various personal unsecured loans.
Charge-offs attributable to loans acquired through the acquisition of the National Bank of Fairhaven amounted to $134,000.

V.    DEPOSITS

      Deposits are obtained from individuals and from small and medium sized businesses in the local market area. The Bank also attracts deposits from municipalities and other government agencies. The Bank does not solicit or accept brokered deposits.

      The following table sets forth the average amount and the average rate paid on deposits for the periods indicated.


                                              1996                 1995                 1994
                                       ------------------   ------------------   ------------------
                                       Average    Average   Average    Average   Average    Average
                                       Balance     Rate     Balance     Rate     Balance     Rate
                                       --------   -------   --------   -------   --------   -------
                                                          (Dollars in Thousands)

Noninterest-bearing Demand Deposits    $ 33,572     0.00%   $ 26,674     0.00%   $ 23,832     0.00%
Interest-bearing Demand Deposits         28,788     2.98      21,568     3.51      22,784     2.61
Savings Deposits                         40,246     2.50      37,790     2.53      44,945     2.53
Money Market Deposits                    13,326     2.04      16,355     2.03      18,369     2.20
Time Deposits $100,000 or More           18,813     5.87      15,403     5.56      12,760     3.98
Other Time Deposits                      97,957     5.87      82,290     5.83      56,273     3.99
                                       -----------------------------------------------------------
Totals                                 $232,702     3.87%   $200,080     3.85%   $178,963     2.73%
                                       ===========================================================


      As of December 31, 1996, time certificates of deposit in amounts of $100,000 or more had the following maturities:

                                                      (Dollars in Thousands)

           Three months or less                              $  4,186
           Over three months through six months                 5,038
           Over six months through twelve months                4,700
           Twelve months and over                               5,715
                                                             --------
                                                             $ 19,639
                                                             ========

VI.    RETURNS ON EQUITY AND ASSETS

      The following table shows consolidated operating and capital ratios of the Company for each of the last three years:

                                         Year Ended December 31,
                                        --------------------------
                                         1996      1995      1994
                                        ------    ------    ------

      Return on Assets                   0.94%     0.75%     0.75%
      Return on Equity                  12.69%     9.99%     9.71%
      Dividend Payout Ratio             27.95%    29.03%    27.93%
      Equity to Assets Ratio             7.40%     7.55%     7.71%

VII.    SHORT TERM BORROWINGS

      The following table shows the Company's short-term borrowings at the end of each of the last three years along with the maximum amount of borrowings and average amounts outstanding as well as weighted average interest rates for the last three years.

                                                         1996       1995       1994
                                                        -------    -------    -------
                                                           (Dollars in Thousands)

      Balance at December 31                            $ 1,200    $   742    $ 1,314

      Maximum Amount Outstanding at Any Month's End     $ 2,141    $ 3,700    $ 5,814

      Average Amount Outstanding During the Year        $   987    $ 1,179    $ 1,329

      Weighted Average Interest Rate During the Year       5.71%      5.34%      4.21%

      The Bank has the ability to borrow funds from correspondent banks and the Federal Home Loan Bank, as well as the Federal Reserve Bank of Boston, by pledging various investment securities as collateral. The Company did not borrow during 1996; however, during the first quarter of 1995, the Company borrowed for 25 days with an average borrowing of $2.0 Million. Tax payments made by our customers, which are owed to the Federal Reserve Bank Treasury Tax and Loan account, are classified as borrowed funds. The Company also has notes payable of $1,050,000 due to Fleet Bank with a final maturity in November 1999. This note was assumed from Fairbank, Inc. at the time of the acquisition. Because of the terms of the note, including applicable prepayment fees, management determined it advantageous for the Bank not to pay off the note.

Accounting for Deferred Income Taxes
------------------------------------

      The net deferred tax asset at year end 1996 was $1,764,107. The amount of taxable income required to be generated to fully realize such net deferred tax asset will be approximately $4.1 Million. The taxable income earned by the Company in 1996 was $3,942,196.


                                    ITEM 2

                                  PROPERTIES

      The main office of the Bank is located at 100 Slade's Ferry Avenue, Somerset, Massachusetts at the junctions of U.S. Routes 6, 138, and 103. The Bank has nine additional branches located in Fairhaven, Fall River, New Bedford, Seekonk, Somerset and Swansea, Massachusetts. As of December 31, 1996, the following Bank properties are owned either directly by the Bank or through its subsidiary, the Slade's Ferry Realty Trust. properties:

                           Location                            Sq. Footage
                           --------                            -----------

Main Office        100 Slade's Ferry Ave.     Somerset, MA        37,000

North Somerset     2722 County Street         Somerset, MA         3,025

Linden Street      244-253 Linden Street      Fall River, MA       1,750

Brayton Avenue     855 Brayton Avenue         Fall River, MA       3,325

North Swansea      2388 G.A.R. Highway        Swansea, MA          2,960

Seekonk            1400 Fall River Ave.       Seekonk, MA          2,300

Fairhaven          75 Huttleston Ave.         Fairhaven, MA       13,000

Offices listed below are leased properties which indicate the applicable lease expiration date.

Swansea Mall
 (expires 2003)          Rt 118              Swansea, MA        2,250

Brayton Avenue
Drive Up Complex
 (expires 2000)          16 Stevens St.      Fall River, MA       549

Walgreens Drug Store
 (expires 2004)          835 Pleasant St.    New Bedford, MA      835


      The main office building contains approximately 42,000 square feet of usable space, of which the Bank occupies approximately 37,000 square feet and the remainder is rented to local businesses as warehouse and office space. The Bank also has a school banking facility located in the Somerset High School, Grandview Avenue, Somerset, Massachusetts that consists of 200 square feet which provides basic banking services to students and school staff. The Seekonk office is an 8,800 square foot building of which the Bank is utilizing 2,300 square feet and leasing out the remainder.


                                    ITEM 3

                              LEGAL PROCEEDINGS

      The Bank is a defendant in a civil suit brought by a former employee of the National Bank of Fairhaven, which primarily alleges a breach of contract and other related claims. The demand by the plaintiff is $550,000 to settle the case. Counsel for the Company believes that there are meritorious defenses to the claims and the Company intends to vigorously defend the suit. The Company believes that the suit will not have a material adverse effect on the Company's financial condition, results of operation or liquidity.


                                    ITEM 4

             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At a special stockholders meeting on December 9, 1996, the stockholders approved an amendment to the Corporation's articles of organization and bylaws changing the name of the Corporation from Weetamoe Bancorp to Slade's Ferry Bancorp effective January 1, 1997.

      The vote on this matter was 2,047,642.022 FOR and 31,861.386
AGAINST.

      At the same meeting, the stockholders also approved an amendment to the bylaws establishing the position of Honorary Director, a non-voting position for which only former directors are eligible.

      The vote on this matter was 1,885,269.815 FOR and 194,233.593
AGAINST.


                                   PART II


                                    ITEM 5

           MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      Reference is hereby made to Company's Annual Report to Stockholders for the year ended December 31, 1996, attached as an exhibit hereto. The information set forth on page 12 of such Annual Report with respect to the Market for the Registrant's Common Stock and Related Stockholder Matters is incorporated herein by reference.


                                    ITEM 6

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

      Reference is hereby made to Company's Annual Report to Stockholders for the year ended December 31, 1996, attached as an exhibit hereto. The information entitled "Management's Discussion and Analysis" and set forth on pages 14 through 20 of such Annual Report is incorporated herein by reference.


                                    ITEM 7

                             FINANCIAL STATEMENTS

      Reference is hereby made to Company's Annual Report to Stockholders for the year ended December 31, 1996, attached as an exhibit hereto. The consolidated balance sheets at December 31, 1996 and 1995, and the consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996 and the related notes with the report of Shatswell, MacLeod and Company, independent auditors, which appear on pages 21 through 39 of such Annual Report to Stockholders, are incorporated herein by reference.


                                    ITEM 8

                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                   ON ACCOUNTING AND FINANCIAL DISCLOSURE

      The Company had no disagreements with its independent accountants on accounting and financial disclosure matters.


                                   PART III

                                    ITEM 9

         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

      Reference is hereby made to the Company's definitive proxy statement for the Annual Meeting of Stockholders April 14, 1997. The information set forth on pages 8 through 9 and the first paragraph on page 10 and the next to last paragraph of page 12 of such proxy statement is incorporated herein by reference.


                                   ITEM 10

                            EXECUTIVE COMPENSATION

      Reference is hereby made to the Company's definitive proxy statement for the Annual Meeting of Stockholders April 14, 1997. The information set forth under this heading in the last paragraph of page 13 and on page 14 of such proxy statement is incorporated herein by reference.



                                   ITEM 11

        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Reference is hereby made to the Company's definitive proxy statement for the Annual Meeting of Stockholders April 14, 1997. The information set forth under this heading on pages 10 through 12 of such proxy statement is incorporated herein by reference.


                                   ITEM 12

               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Reference is hereby made to the Company's definitive proxy statement for the Annual Meeting of Stockholders April 14, 1997. The information set forth under this heading on page 15 of such proxy statement is incorporated herein by reference.


                                   ITEM 13

EXHIBITS, LIST, AND REPORTS ON FORM 8-K


(a)   Exhibits.  See Exhibit Index

(b)   Reports on Form 8-K.

      An amendment to a report on Form 8-K dated August 23, 1996 was filed dated November 6, 1996 which filed the following financial statements:

      (a)   Financial Statements of business acquired
            ------------------------------------------

            (1) Fairbank, Inc. and Subsidiary Consolidated Balance Sheets as of June 30, 1996 and 1995 (Unaudited);

            (2) Fairbank, Inc. and Subsidiary Consolidated Statements of Income for the Periods Ended June 30, 1996 and 1995 (Unaudited);

            (3) Fairbank, Inc. and Subsidiary Consolidated Statements of Changes in Stockholders' Equity for the Periods Ended June 30, 1996 and 1995 (Unaudited);

            (4) Fairbank, Inc. and Subsidiary Consolidated Statements of Cash Flows for the Periods Ended June 30, 1996 and 1995 (Unaudited);

            (5) Fairbank, Inc. and Subsidiary Notes to Consolidated Financial Statements for Six Months Ended June 30, 1996 and 1995 (Unaudited);

            (6)   Report of Independent Auditor;


            (7) Fairbank, Inc. and Subsidiary Consolidated Audited Financial Statements as of December 31, 1995 and 1994:

                  *   Consolidated Balance Sheets

                  *   Consolidated Statements of Income

                  *   Consolidated Statements of Changes in Stockholders'
                      Equity

                  *   Consolidated Statements of Cash Flows

                  *   Notes to Consolidated Financial Statements

      (b)   Pro Forma Financial Statements
            ------------------------------

            (1) Weetamoe Bancorp Pro Forma Consolidated Balance Sheet as of June 30, 1996 (Unaudited);

            (2) Weetamoe Bancorp Pro Forma Condensed Combined Statement of Income for the Twelve Months Ended December 31, 1995 (Unaudited);

            (3) Weetamoe Bancorp Pro Forma Condensed Combined Statement of Income for the Six Months Ended June 30, 1996 (Unaudited).

      A report on Form 8-K dated December 9, 1996 was filed reporting under Item 5 the change of the Company's name to Slade's Ferry Bancorp effective January 1, 1997 and the amendment to the bylaws establishing the position of Honorary Director. No financial statements were filed with this report.


                                 SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 1997.

                                       Slade's Ferry Bancorp


                                       By  /s/  KENNETH R. REZENDES
                                       -----------------------------------
                                       Kenneth R. Rezendes, President

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/  Thomas B. Almy                    /s/  Ralph S. Borges
-----------------------------------    -----------------------------------
Thomas B. Almy                         Ralph S. Borges
Director                               Treasurer/Chief Financial Officer/
                                       Chief Accounting Officer

/s/  James D. Carey
-----------------------------------    -----------------------------------
James D. Carey                         Peter G. Collias
Executive Vice President and Director  Director

/s/  Donald T. Corrigan
-----------------------------------    -----------------------------------
Donald T. Corrigan                     Edward S. Machado
Chairman of the Board and Director     Director


/s/  Francis A. Macomber
-----------------------------------    -----------------------------------
Francis A. Macomber                    Majed Mouded, M.D.
Director                               Director


                                       /s/  Kenneth R. Rezendes
-----------------------------------    -----------------------------------
Peter Paskowski                        Kenneth R. Rezendes
Director                               President, Chief Executive Officer
                                       and Director

                                       /s/  William J. Sullivan
-----------------------------------    -----------------------------------
Bernard T. Shuman                      William J. Sullivan
Director                               Director

/s/  Charles Veloza
-----------------------------------
Charles Veloza
Director



Exhibit Index


Exhibit No.                           Description                               Page
-----------                           -----------                               ----

    3.1       Articles of Incorporation of Weetamoe Bancorp as amended

    3.2       By-laws of Weetamoe Bancorp as amended

   10.1       Agreement and Plan of Merger by and between Weetamoe Bancorp
              and Fairbank, Inc.                                                 (1)

   10.2       Weetamoe Bancorp 1996 Stock Option Plan                            (1)

   10.3       Noncompetition Agreement between Slade's Ferry Trust Company and Edward S. Machado (A substantially identical contract
              exists with Peter Paskowski)                                       (2)

   10.4       Supplemental Executive Retirement Agreement between Weetamoe
              Bancorp and Donald T. Corrigan                                     (3)

   10.5       Supplemental Executive Retirement Agreement between Weetamoe
              Bancorp and James D. Carey

   10.6       Supplemental Executive Retirement Agreement between Weetamoe
              Bancorp and Manuel J. Tavares

   10.7       Swansea Mall Lease                                                 (2)

   13         Annual report to security-holders for fiscal year ended
              December 31, 1996

   21         List of subsidiaries of Weetamoe Bancorp.

   23         Consent of Independent Public Accountants

   27         Financial Data Schedule

--------------------
<F1>  Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended March 31, 1996.

<F2>  Incorporated by reference to the Registrant's Registration Statement on Form S-4 File No. 33-32131.

<F3>  Incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1994.