Form 10QSB
period 1997-03-31
WEETAMOE BANCORP
filed 1997-05-16
CIK 857499

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                 FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended          March 31, 1997

Commission file number     33-47248

                            SLADE'S FERRY BANCORP
           (Exact name of registrant as specified in its charter)


               Massachusetts                           04-3061936
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)              Identification Number)

        100 Slade's Ferry Avenue                         02726
        Somerset, Massachusetts                        (Zip Code)
(Address of principal executive offices)


                               (508)675-2121
            (Registrant's telephone number, including area code)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes     X                           No     __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common stock ($.01 par value) 2,797,473.722 shares as of March 31, 1997.

Traditional Small Business Disclosure Format:

             Yes     X                           No     __

                                    PART I

ITEM 1

Financial Statements

                            SLADE'S FERRY BANCORP
                         CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)

                                              March 31, 1997      December 31, 1996
                                              --------------      -----------------

ASSETS:
  Cash and due from banks                     $ 15,364,874        $ 11,128,724
  Federal funds sold                             8,500,000          13,000,000
  Interest bearing time deposits                   149,598             149,598
  Investment securities(1)                      19,395,691          19,586,678
  Securities available for sale(2)              36,453,096          37,255,163
  Federal Home Loan Bank Stock                     890,600             890,600
  Loans (net)                                  195,953,254         194,934,845
  Premises and equipment                         5,888,295           5,970,874
  Other real estate owned                          386,380             307,591
  Accrued interest receivable                    2,012,910           1,853,783
  Goodwill                                       3,250,668           3,307,368
  Other assets                                   2,556,590           2,957,251
                                              --------------------------------
      TOTAL ASSETS                            $290,801,956        $291,342,475
                                              ================================

LIABILITIES & STOCKHOLDERS' EQUITY:
  Deposits                                    $266,513,822        $267,791,009
  Short term borrowings                          1,697,941           1,200,000
  Notes Payable                                  1,025,000           1,042,626
  Other liabilities                              1,386,333           1,461,515
                                              --------------------------------
      TOTAL LIABILITIES                       $270,623,096        $271,495,150

STOCKHOLDERS' EQUITY:
  Common stock                                      27,975              27,891
  Paid in capital                               14,682,921          14,607,299
  Retained earnings                              5,709,055           5,214,763
  Net unrealized gain (loss) on investments
   in available for sale securities               (241,091)             (2,628)
                                              --------------------------------
      TOTAL STOCKHOLDERS' EQUITY              $ 20,178,860        $ 19,847,325
                                              --------------------------------
      TOTAL LIABILITIES &
       STOCKHOLDERS' EQUITY                   $290,801,956        $291,342,475
                                              ================================

<F1>  Investment securities are to be held to maturity and have a fair market value of $19,271,324 as of March 31, 1997 and $19,544,811 as of December 31, 1996.

<F2>  Securities classified as Available for Sale are stated at fair value with any unrealized gains or losses reflected as an adjustment in Stockholders' Equity.

                CONSOLIDATED STATEMENT OF INCOME AND EXPENSE
                                 (UNAUDITED)
                          3 MONTHS ENDING MARCH 31,

                                                       1997              1996
                                                       ----              ----

INTEREST AND DIVIDEND INCOME:
Interest and fees on loans                             $4,509,123        $3,466,793
Interest and dividends on investments                     881,092           821,134
Other interest                                            163,934           161,537
                                                       ----------------------------
      Total interest and dividend income                5,554,149         4,449,464
                                                       ----------------------------
INTEREST EXPENSE:
Interest on deposits                                    2,503,775         2,142,373
Interest on other borrowed funds                           36,933            13,143
                                                       ----------------------------
  Total interest expense                                2,540,708         2,155,516
                                                       ----------------------------
  Net interest and dividend income                      3,013,441         2,293,948
                                                       ----------------------------
PROVISION FOR LOAN LOSSES                                 150,000           150,000
  Net interest and dividend income
   after provision for loan losses                      2,863,441         2,143,948
                                                       ----------------------------
OTHER INCOME:
Service charges on deposit accounts                       238,743           202,545
Security gains (losses) net                               106,251            50,795
Other income                                               92,294            68,828
                                                       ----------------------------
  Total other income                                      437,288           322,168
                                                       ----------------------------
OTHER EXPENSE:
Salaries and employee benefits                          1,326,013           973,747
Occupancy expense                                         169,709           135,226
Equipment expense                                         154,671           104,693
Gain on sale of other real estate owned                    (2,830)             (657)

Writedown of other real estate owned                            0            30,000
Other expense                                             598,201           363,699
                                                       ----------------------------
  Total other expense                                   2,245,764         1,606,708
                                                       ----------------------------
Income before income taxes                              1,054,965           859,408
Income taxes                                              420,800           323,648
                                                       ----------------------------
NET INCOME                                             $  634,165        $  535,760
                                                       ============================
Earnings per share                                     $     0.23        $     0.19
                                                       ============================
Average shares outstanding                              2,795,502         2,753,224
                                                       ============================

                    SLADE'S FERRY BANCORP AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                         Three Months Ended March 31
                                 (Unaudited)

Reconciliation of net income to net cash used in operating activities:      1997              1996
                                                                            ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                  $   634,165       $   535,760
Adjustments to reconcile net income to net cash used in operating activities:
  Accretion, net of amortization of fair market value adjustments                (1,429)              -0-
  Amortization of goodwill                                                       56,700               -0-
  Depreciation and amortization                                                 164,294           100,578
  Securities available for sale (gains) losses, net                            (106,251)          (50,795)
  Provision for loan losses                                                     150,000           150,000
  Increase in taxes payable                                                     251,110           211,998
  (Increase) decrease in interest receivable                                   (159,127)          166,871
  Increase (decrease) in interest payable                                        (5,452)            1,178
  Increase (decrease) in accrued expenses                                        17,113           (50,797)
  (Increase) decrease in prepaid expenses                                        (2,489)           (9,043)
  Accretion of securities, net of amortization                                  (53,857)          (42,409)
  Accretion of securities available for sale, net of amortization               (21,063)          (20,473)
  Gain on sale of other real estate owned                                        (2,830)             (657)
  Writedown of other real estate owned                                              -0-            30,000
  Change in unearned income                                                    (114,600)          (94,523)
  Decrease in other assets                                                      557,043            85,048
  Increase (decrease) in other liabilities                                     (339,374)          488,810
                                                                            -----------------------------
  Net cash provided by operating activities                                 $ 1,023,953       $ 1,501,546
                                                                            -----------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of securities available for sale                                 (1,372,533)         (141,257)
  Maturities of securities available for sale                                 1,583,820         7,904,129
  Sales of securities available for sale                                        325,738           185,954
  Proceeds from sale of other real estate owned                                  89,830           254,124
  Proceeds from maturities of investment securities                           4,222,134         5,445,264
  Purchases of investment securities                                         (3,977,290)       (2,935,536)
  Net increase in loans                                                      (1,224,818)       (3,229,132)
  Capital expenditures                                                          (81,714)          (62,585)
  Purchases of Federal Home Loan Bank Stock                                         -0-          (204,700)
  Recoveries of previously charged-off loans                                      8,069             5,967
                                                                            -----------------------------
  Net cash provided by (used in) investing activities                       $  (426,764)      $ 7,222,228
                                                                            -----------------------------

                    SLADE'S FERRY BANCORP AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                         Three Months Ended March 31
                                 (Unaudited)
                                 (Continued)

                                                           1996              1995
                                                           ----              ----

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of stock                          $    75,705       $    62,460
  Net decrease in demand deposits, NOW, money market
   and savings accounts                                     (4,363,451)       (3,906,369)
  Net increase in time deposits                              3,086,264           285,692
  Net increase in short-term borrowing                         497,941           651,009
  Dividends paid                                              (139,872)         (113,538)
  Decrease in notes payable                                    (17,626)              -0-
                                                           -----------------------------
  Net cash used in financing activities                       (861,039)       (3,020,746)
                                                           -----------------------------
   Net increase (decrease) in cash and cash equivalents       (263,850)        5,703,028
  Cash and cash equivalents at beginning of period          24,128,724        18,539,970
                                                           -----------------------------
  Cash and cash equivalents at end of period               $23,864,874       $24,242,998
                                                           =============================
SUPPLEMENTAL DISCLOSURES:
  Loans originating from sales of Other Real Estate
   Owned                                                   $    93,600       $   110,000
  Interest paid                                            $ 2,546,160       $ 2,154,338
  Income taxes paid                                        $   169,690       $   111,650
  Loans transferred to Other Real Estate Owned             $   165,789       $       -0-

       SLADE'S FERRY BANCORP AND SUBSIDIARY, SLADE'S FERRY TRUST COMPANY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               March 31, 1997

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10QSB and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of Slade's Ferry Bancorp, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

Note B - Accounting Policies

The accounting principles followed by Slade's Ferry Bancorp and subsidiary and the methods of applying these principles which materially affect the determination of financial position, results of operations, or changes in financial position are consistent with those used at year end 1996.

The consolidated financial statements of Slade's Ferry Bancorp include its wholly-owned subsidiary, Slade's Ferry Trust Company, and its subsidiaries, the Slade's Ferry Realty Trust and the Slade's Ferry Securities Corporation. All significant intercompany balances have been eliminated.


ITEM 2

Management's Discussion and Analysis

Financial Condition

Assets decreased slightly during the first three months in 1997 by $0.5 Million to $290.8 Million at March 31, 1997 from $291.3 Million reported at December 31, 1996. Net loans increased by $1.0 Million as loan demand continues to improve in the region. There was a slight decrease in deposits of $1.3 Million to $266.5 Million from the $267.8 Million at year end 1996. In spite of the Bank paying competitive rates on deposit accounts, and an increase in customer base, deposit levels have remained relatively stagnant. Bank management attributes this to the attraction of investment funds into non banking investment products.

The combined investment portfolio which consists of Investment Securities and Securities Available for Sale totaled $55.8 Million, down slightly from $56.8 Million reported at year end 1996.

Investment Securities are securities that the Company will hold to maturity and are carried at amortized cost on the balance sheet, and are summarized as follows as of March 31, 1997.

                                                                             Gross
                                                            Gross            Unrealized
                                              Amortized     Unrealized       Holding
                                              Cost Basis    Holding Gains    Losses       Fair Value
                                              ----------    -------------    ----------   ----------
                                                                (Dollars in Thousands)

Debt securities issued by the U. S.
 Treasury and other U. S.
 Government corporations and
 agencies                                     $12,130       $ 23             $ 64         $12,089
Debt securities issued by states of the
 United States and political
 subdivisions of the states                     7,026        151              186           6,991
Mortgage-backed securities                        239        ---               49             190
Other debt securities                               1        ---              ---               1
                                              ---------------------------------------------------
                                              $19,396       $174             $299         $19,271
                                              ===================================================

Investments in Available for Sale securities are carried at fair value on the balance sheet and are summarized as follows as of March 31, 1997.

                                                                             Gross
                                                            Gross            Unrealized
                                              Amortized     Unrealized       Holding
                                              Cost Basis    Holding Gains    Losses       Fair Value
                                              ----------    -------------    ----------   ----------
                                                                (Dollars in Thousands)

Debt securities issued by the U. S.
 Treasury and other U. S.
 Government corporations and
 agencies                                     $31,302       $ 18             $499         $30,821
Marketable Equity                               1,905        202               50           2,057
Mortgage-backed securities                      3,423        ---               92           3,331
Asset-backed securities                           244        ---              ---             244
                                              ---------------------------------------------------
                                              $36,874       $220             $641         $36,453
                                              ===================================================

Deduction to Stockholders' Equity:
(In Whole Dollars)
  Unrealized loss on Available for Sale Securities            $420,308
  Less tax effect                                              179,217
                                                              --------
  Net unrealized loss on Available for Sale Securities        $241,091
                                                              ========

At March 31, 1997, securities classified as Available for Sale had net unrealized losses of $241,091 as a result of current market conditions, compared to net unrealized losses of $2,628 reported on December 31, 1996. The current unrealized losses in the opinion of management does not have a material effect upon future income. Securities in the Available for Sale category may be sold if it becomes desirable to improve liquidity, or when management feels it would be appropriate to improve interest rate risk by selling various securities, and reinvesting the proceeds into higher yielding investments.

Federal Funds Sold at March 31, 1997 decreased to $8.5 Million from $13.0 Million reported at year end 1996. This decrease was due to a combination of funds used to offset the slight decrease in deposits and also funding of new loans that were recently transacted at end of first quarter 1997.

Nonperforming assets which consist of nonaccrual loans, loans past due 90 days or more but still accruing, and real estate acquired by foreclosure or substantively repossessed, increased by $1.6 Million to $6.4 Million on March 31, 1997 from $4.8 Million reported at year end 1996. The increase was primarily due to a commercial real estate loan of $1.6 Million being classified as nonaccrual in March 1997. Based on a current appraisal obtained at that time, the collateral is valued at $2.8 Million. The business is dependant on seasonal cash flows which generally peak during the spring-summer period. The borrower has agreed to accelerate cash payments to become current within the July-August time frame on the assumption that the incoming cash flows will occur as predicted. In addition, due to the excess collateral values, the Bank does not anticipate any loss on this loan.

The combination of this loan, along with several other loans totaling $800,000 that became past due 90 days or more but still accruing, was offset by loans totaling $407,000 that were resolved, payments made on other nonaccruing loans of $55,000, charge offs of $114,000, and transfers to Other Real Estate Owned of $222,000, resulting in a net increase in nonperforming assets of $1.6 Million, from $4.8 Million reported on December 31, 1996.

The percentages of nonaccrual loans to total loans increased to 2.60% at March 31, 1997 from 2.19% reported at December 31, 1996. This increase is predominately associated with the aforementioned loan. The percentage of nonaccrual loans and real estate acquired by foreclosure or substantively repossessed to total assets increased to 1.92% from 1.88% reported at year end, also attributable to the aforementioned loan. The percentage of the Allowance for Possible Loan Losses to Nonaccrual Loans decreased to 64% at March 31, 1997 when compared to 77% reported at year end 1996 and 92% at year end 1995. The Company did not make any special provision to the Allowance on the aforementioned loan due to the excess in collateral values of approximately 43%.

          INFORMATION WITH RESPECT TO NONACCRUAL AND PAST DUE LOANS AT MARCH 31, 1997 AND 1996 AND DECEMBER 31, 1996 AND 1995

                                                               (Dollars in Thousands)
                                                         At March 31           At December 31
                                                      ----------------        ----------------
                                                      1997        1996        1996        1995
                                                      ----        ----        ----        ----

Nonaccrual Loans                                      $5,205      $2,751      $4,352      $2,695
Loans 90 days or more past due and still accruing        836         517         112          23
Real estate acquired by foreclosure
 or substantively repossessed                            386         350         308         633
Percentage of nonaccrual loans to total loans           2.60%       1.78%       2.19%       1.78%
Percentage of nonaccrual loans and real estate
 acquired by foreclosure or substantively
 repossessed to total assets                            1.92%       1.34%       1.88%       1.42%
Percentage of allowance for possible loan losses
 to nonaccrual loans                                   63.84%      96.36%      77.07%      92.69%

The $5.2 Million in nonaccrual loans consists of $4.9 Million of real estate mortgages and $.3 Million attributed to commercial loans. Of the total nonaccrual loans outstanding, $275,588 are restructured at March 31, 1997.

        INFORMATION WITH RESPECT TO NONACCRUAL AND RESTRUCTURED LOANS
          AT MARCH 31, 1997 AND 1996 AND DECEMBER 31, 1996 AND 1995

                                                               (Dollars in Thousands)
                                                         At March 31           At December 31
                                                      ------------------      ------------------
                                                      1997        1996        1996        1995
                                                      ----        ----        ----        ----

Nonaccrual Loans                                      $5,205      $2,751      $4,352      $2,695
Interest income that would have been recorded
 under original terms                                    125          62         361         243
Interest income recorded during the period                50           3          62          21

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

Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" was adopted by the Company as of January 1, 1995. Statement 114 applies to all loans except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, loans measured at fair value or at a lower of cost or fair value, leases, and debt securities as defined in Statement 115. Statement 114 requires that impaired loans be valued at the present value of expected future cash flows discounted at the loan's effective interest rate or as a practical expedient, at the loan's observable market value of the collateral if the loan is collateral dependent. Smaller balance homogeneous loans are considered by the Company to include consumer installment loans and credit card loans.

Included in the $5,205,321 in nonaccrual loans are $4,920,509 which the Company has determined to be impaired, for which $2,156,090 have a related allowance for credit losses of $520,519 and $2,764,419 have no related allowance for credit losses.

The Company has $500,000 of potential problem loans for which payments are presently current. However, the borrowers are experiencing financial difficulty. These loans are subject to management's attention and their classification is reviewed monthly. If these loans should become nonperforming, the effect will be immaterial, due to the asset values of their collateral.

There were no other loans classified for regulatory purposes at March 31, 1997 that management reasonably expects will materially impact future operating results, liquidity or capital resources.

             ANALYSIS OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                                  (Dollars in Thousands)
                                           Three Months            Years Ended
                                           At March 31             At December 31
                                        -------------------       ------------------
                                        1997         1996         1996        1995
                                        ----         ----         ----        ----

Balance at January 1                    $3,354       $2,498       $2,498      $2,306
Charge Offs:
  Commercial                                 8          ---          276         184
  Real Estate - Construction               ---          ---          ---         ---
  Real Estate - Mortgage                   146          ---            4          79
  Installment/Consumer                      35            2          159         134
                                        --------------------------------------------
                                           189            2          439         397
Recoveries:
  Commercial                                 2            1          332           1
  Real Estate - Construction               ---          ---          ---         ---
  Real Estate - Mortgage                   ---          ---          ---          16
  Installment/Consumer                       6            5          107          22
                                        --------------------------------------------
                                             8            6          439          39
                                        --------------------------------------------

Net Charge Offs                            181           (4)           0         358
                                        --------------------------------------------
Additions Charged to Operations            150          150          400         550
Allowance attributable to acquisition      ---          ---          456         ---
Balance at End of Period                $3,323       $2,652       $3,354      $2,498
                                        ============================================
Ratio of Net Charge Offs to
      Average Loans Outstanding          0.090%      (0.003%)       0.00%       0.25%

The Allowance for Possible Loan Losses at March 31, 1997 was $3,323,262, compared to $3,354,311 at year end 1996. The Allowance for Possible Loan Losses as a percent of outstanding loans was 1.66% at March 31, 1997, and 1.69% at December 31, 1996.

The Bank provided $400,000 in 1996, $550,000 in 1995, and $150,000 as of
March 31, 1997 to the Allowance for Possible Loan Losses. Loans charged off were $439,229 in 1996, $396,639 in 1995, and $189,118 as of March 31, 1997.
Recoveries on loans previously charged off were $439,788 in 1996, $39,553 in 1995, and $8,069 as of March 31, 1997. Management believes that the Allowance for Loan Losses of $3,323,262 is adequate to absorb any losses in the foreseeable future, due to the Bank's strong collateral position and the current asset quality.

The level of the Allowance for Possible Loan Losses is evaluated by management and encompasses several factors, which include but are not limited to, recent trends in the nonperforming loans, the adequacy of the assets which collateralize the nonperforming loans, current economic conditions in the market area, and various other external and internal factors.

This table shows an allocation of the allowance for loan losses as of the end of each of the periods indicated.

                                    March 31, 1997              December 31, 1996             December 31, 1995
                                -------------------------    -------------------------     ------------------------
                                               Percent of                   Percent of                   Percent of
                                               Loans in                     Loans in                     Loans in
                                               Each                         Each                         Each
                                               Category                     Category                     Category
                                               to Total                     to Total                     to Total
                                Amount         Loans         Amount         Loans          Amount        Loans
                                ------         ----------    ------         ----------     ------        ----------
                                                               (Dollars in Thousands)

Domestic:
  Commercial                    $  789(1)       17.02%       $  789(1)       15.70%        $  597(1)      11.35%
  Real estate - Construction        37           2.89%           41           3.46%            40          4.55%
  Real estate - mortgage         2,160(2)       76.84%        2,150(2)       77.42%         1,581(2)      80.04%
  Consumer(3)                      337           3.25%          374           3.42%           280          4.06%
                                -------------------------------------------------------------------------------
                                $3,323         100.00%       $3,354         100.00%        $2,498        100.00%
                                ===============================================================================

<F1>  Includes specifically reserved for impaired loans of $.00 as of March
      31, 1997, $0.00 as of December 31, 1996 and $214,542 as of December 31,
      1995 as required by Financial Accounting Standard No. 114, Accounting for Impairment of Loans.

<F2>  Includes specifically reserved for impaired loans of $520,519 as of
      March 31, 1997, $838,290 as of December 31, 1996 and $240,500 as of
      December 31, 1995 as required by Financial Accounting Standard No. 114,
      Accounting for Impairment of Loans.

<F3>  Percent of loans in each category to total loans includes consumer, obligations of states and political subdivisions and other.

The loan portfolio's largest segment of loans is commercial real estate loans, which represent 50% of gross loans. Residential real estate, which is the second largest segment of the loan portfolio, represents 27% of gross loans. The Company requires a loan to value ratio of 80% in both commercial and residential mortgages. These mortgages are secured by real properties which have a readily ascertainable value.

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

Commercial loans consist of loans predominantly collateralized by inventory, furniture and fixtures, and accounts receivable. In assessing the collateral for this type of loan, management applies a 40% liquidation value to inventories, 25% to furniture, fixtures and equipment; and 60% to accounts receivable. Commercial loans represent 17% of the loan portfolio.

Consumer loans are generally unsecured credits and represent 3% of the total loan portfolio. These loans have a higher degree of risk then residential mortgage loans. The underlying collateral of a secured consumer loan tends to depreciate in value. Consumer loans are typically made based on the borrower's ability to repay the loan through continued financial stability. The Company endeavors to minimize risk by reviewing the borrower's repayment history on past debts, and assessing the borrower's ability to meet existing obligations on the proposed loans.

The allocation of the Allowance for Loan Losses is based on management's judgement of potential losses in the respective portfolios. While management has allocated reserves to various portfolio segments, the Allowance is general in nature and is available for the portfolio in its entirety.

Results of Operations

Income and expenses during the first quarter of 1997 compared to the same period of the previous year reflect certain significant variances primarily due to the acquisition of the National Bank of Fairhaven which took place during the third quarter of 1996.

Net interest income increased by $719,493 to $3,013,441 on March 31, 1997 when compared to $2,293,948 recorded during the same period in 1996. Interest income was up by $1,104,685 mostly due to the acquired loan and investment portfolios as well as the increase in new loans that were booked throughout 1996. Interest expense increased by $385,192 primarily due to the deposits that were assumed through the merger.

The provision for loan losses is a charge against earnings, which in turn funds the Allowance for Possible Loan Losses. The Company's provision for the three months ending March 31, 1997 was $150,000, the same provision as recorded during the same period in 1996.

Other income was up by $115,120 to $437,288 on March 31, 1997, when compared to $322,168 earned during the same period in the previous year. Service charges on deposit accounts increased by $36,198 due to the customer base now being serviced in the Fairhaven and New Bedford communities as well as the increase in accounts attracted to the new drive-up facility at the Brayton Avenue office. Gains realized on Sale of Securities for the three months amounted to $106,251 compared to gains of $50,795 realized during the same three months of the prior year. The Bank sold various marketable equity securities due to the increase in values as a result of market conditions. Other income reflected an increase of $23,466 of which $10,974 came from income derived from the rental of safe deposit boxes acquired through the merger, $7,458 interest earned on escrowed funds during the stock tendering process affiliated with the National Bank of Fairhaven acquisition, and the remaining $5,034 due to normal business operations.

Other expense increased by $639,056 for the first three months in 1997 to $2,245,764 from $1,606,708 reported for the same period in 1996. Salaries and employee benefits increased by $352,266 which is attributable to general wage adjustments and increases in employee benefits as well as the addition of 29 new officers and employees of the National Bank of Fairhaven who were retained as employees of Slade's Ferry Trust Company. Occupancy and equipment expense combined, increased by $84,461 due to increases in depreciation attributed to the new tellers equipment, equipment at the new drive-up facility at the Brayton Avenue office, and the building acquired from the National Bank of Fairhaven. In addition, lease expense also increased due to the facilities rented at the New Bedford branch. The Bank also realized a gain of $2,830 on sale of Other Real Estate Owned during the current period compared to a gain of $657 realized in the previous year.
Due to the few parcels of properties in Other Real Estate Owned, and the value of the appraisals obtained, the Bank did not have to writedown any values in the properties owned compared to a $30,000 writedown incurred in the prior year.

The table below illustrates the line item other expense, which reflects an increase of $234,502 for the first three months in 1997 compared to the same period reported in 1996.

                                 March 31, 1997     March 31, 1996      Variance
                                 -----------------------------------------------

Amortization of Goodwill         $ 56,700                -0-            $ 56,700
Advertising                        77,991             28,648              49,343
Stationery & Supplies              92,724             58,433              34,291
Postage                            50,479             32,667              17,812
Legal                              13,000              3,750               9,250
Collection and Repossessions       32,741             24,319               8,422
FDIC Insurance                      8,040              1,000               7,040
Computer Services                  20,000             13,294               6,706
Fleet Loan Fee                      4,500                -0-               4,500
Other                             242,026            201,588              40,438
                                 -----------------------------------------------
Other Expense                    $598,201           $363,699            $234,502
                                 ===============================================

Amortization of Goodwill is a new expense item. Goodwill was a result of the premium paid above the book value to the stockholders of Fairbank Inc., parent company of the National Bank of Fairhaven. Goodwill is to be amortized over a fifteen year period. Advertising expenses have increased significantly when compared to March 31, 1996, due to the ongoing process of promoting the name recognition of Slade's Ferry Trust Company in the Fairhaven-New Bedford market area. In addition, stationery & supplies expense has increased due to the additional branches maintained while postage expense increased as a result of the larger customer base due to the acquisition of the National Bank of Fairhaven. Other listed expenses have increased through normal business transactions due to the increased asset base after the acquisition.
Liquidity

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

The Company also has the ability to borrow funds from correspondent banks, the Federal Home Loan Bank, as well as the Federal Reserve Bank of Boston by pledging various investment securities as collateral. The Company did not have the need to borrow in 1996 and in the current year. Tax payments made by our customers which are owed to the Federal Reserve Bank Treasury Tax and Loan account are classified as Short Term borrowings. The Notes Payable represents a note due Fleet Bank. The note is attributable to Fairbank, Inc. which was assumed at the time of the merger and has a final maturity in November, 1999. Due to the applicable prepayment fees, it is advantageous for the Bank to continue with the applicable terms of the note.

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

At March 31, 1997, the Bank's liquidity ratio stood at 30.0% as compared to 30.3% at December 31, 1996. The liquidity ratio is determined by dividing the Bank's short term assets (cash and due from banks, interest bearing deposits due from other banks, securities, and federal funds sold) by the Bank's total deposits. Management believes the Bank's liquidity to be adequate to meet the current and presently foreseeable needs of the Bank.

The comparison of cash flows for three months ending March 31, 1997 and 1996 indicates that cash flows, as a result of operating activities, decreased by $477,593 during the current period compared to the same period in the previous year. There were increases in interest and dividends received of $746,572, service charges and other income of $59,664, income taxes paid of $58,040, interest paid of $391,822 and cash paid to suppliers and employees of $477,778. These were offset by an increase in other assets of $471,995 and a decrease in other liabilities of $828,184.

Net cash provided by investing activities as of March 31, 1997 decreased by $7.6 Million when compared to March 31, 1996. There was an increase in securities purchased of $2.1 Million, offset by decreases in securities matured or sold of $7.4 Million, net loans of $2.0 Million and proceeds from sales of other real estate owned of $.2 Million.

Cash used in financing activities during the period ending March 31, 1997 was $.9 Million, a decrease of $2.2 Million when compared to March 31, 1996. There was a net increase in time deposits of $2.8 Million over the same period in 1996. This was offset by a net decrease in demand, NOW, Money Market and Savings Accounts of $.5 Million over the same period in the prior year.

Capital

As of March 31, 1997, the Company had total capital of $20,178,860. This represents an increase of $331,535 from $19,847,325 reported on December 31, 1996. The increase in capital was a combination of several factors. Additions consisted of three months earnings of $634,165, transactions originating through the Dividend Reinvestment Program whereby 2,586.305 shares were issued for cash contributions of $24,000 and 5,745.075 shares were issued for $51,705 in lieu of cash dividend payments. These additions were offset by dividends paid of $139,872.

Also, affecting capital is the adjustment that reflects net unrealized gains or losses, net of taxes, on securities classified as Available for Sale.
On December 31, 1996 the Available for Sale portfolio had unrealized losses, net of taxes, of $2,628, and on March 31, 1997, as a result of current market values, the portfolio reflects unrealized losses, net of taxes, of $241,091 which is an adjustment from capital.

Under the requirements for Risk Based and Leverage Capital of the federal banking agencies, a minimum level of capital will vary among banks based on safety and soundness of operations. Risk Based Capital ratios are calculated with reference to risk-weighted assets, which include both on and off balance sheet exposure. At December 31, 1993, the minimum regulatory capital level for Risk Based Capital was 4.0% for Tier 1 capital, 8.0% for total capital, and 4.0% for Leverage Capital (Tier 1 as a percentage of total assets).

At March 31, 1997 the actual Risk Based Capital of the Bank was $17,053,000 for Tier 1 Capital, exceeding the minimum requirements of $8,023,000 by $9,030,000. Total Capital of $19,560,000 exceeded the minimum requirements of $15,981,000 by $3,579,000 and Leverage Capital of $17,053,000 exceeded the minimum requirements of $11,541,000 by $5,512,000.

In addition to the "minimum capital" requirements, "well capitalized" requirements have also been established by Federal Banking regulators. At December 31, 1995, the capital ratios for the Bank exceeded the "well capitalized" requirements of 10% for Total Capital, 6% for Tier I Capital, and 5% for Leverage Capital. As a result of the merger and the acquisition of $65.1 Million in assets, the capital ratios at December 31, 1996 and at March 31, 1997 did not meet the "well capitalized" standard for Total Capital. On December 31, 1996, the Bank's Total Capital was $18,935,000, $983,000 below the $19,918,000 needed to be considered "well capitalized". Total Capital on March 31, 1997 was $19,560,000, $416,000 below the required $19,976,000. On April 14, 1997, the Company filed a registration statement with the Securities and Exchange Commission relative to a proposed public offering to increase the capital of the Bank and to assist in meeting the requirements of a "well capitalized" bank.

The proposed offering consists of 325,000 shares of Common Stock par value $.01 per share ("Common Stock"). The Company, at its option, may offer up to an additional 225,000 shares of Common Stock, thereby increasing the amount of Common Stock offered to 550,000 shares. All of the shares offered are being sold by the Company. Assuming that all of the Common Stock offered is sold in the initial offering, and the optional offering, the Company will receive approximately $5,225,000. The Company will contribute 60% of such proceeds to the Bank. The remaining 40% will remain at the Company until such time as the growth of the Bank should need additional capital, or the possibility of acquiring another financial institution should avail itself.


ITEM 4

Submission of Matters to a Vote of Security Holders

The Annual Meeting of the stockholders of the Slade's Ferry Bancorp was held on April 14, 1997.

Proposal One - Election of Clerk/Secretary
The following individual, was reelected by the stockholders to serve as Clerk/Secretary until the next annual meeting of the stockholders, and until his successor is elected and qualified.

                                               Votes
                                     --------------------------
      Nominee                        For                Against
      -------                        ---                -------

      Attorney Peter G. Collias      2,112,776.877      5,765.270

Proposal Two - Election of Class One Directors
The following four individuals were re-elected to serve as directors of the Company until the 2000 Annual Meeting of stockholders and until their successors are elected or qualified.

                                               Votes
                                     --------------------------
      Nominee                        For                Against
      -------                        ---                -------

      Thomas B. Almy                 2,100,203.877      18,338.270
      Peter G. Collias               2,104,354.877      14,187.270
      Edward S. Machado              2,083,029.318      35,512.829
      William Sullivan               2,104,354.877      14,187.270

The following additional directors continued their terms in office after the meeting:

      James D. Carey                         Peter Paskowski
      Donald T. Corrigan                     Kenneth R. Rezendes
      Francis A. Macomber                    Bernard T. Shuman
      Majed M. Mouded                        Charles Veloza


ITEM 5

NONE


ITEM 6

Exhibits and Reports on Form 8-K

      (a)  Exhibits:  See exhibit index.

      (b)  Reports on Form 8-K:  NONE

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SLADE'S FERRY BANCORP
                                       (Registrant)


May 08, 1997                           /s/ Kenneth R. Rezendes
(Date)                                 (Signature)      Kenneth R. Rezendes
                                                                  President


May 08, 1997                           /s/ James D. Carey
(Date)                                 (Signature)           James D. Carey
                                                   Executive Vice President

May 08, 1997                           /s/ Ralph S. Borges
(Date)                                 (Signature)          Ralph S. Borges
                                                                  Treasurer
                                                    Chief Financial Officer
                                                   Chief Accounting Officer

                                EXHIBIT INDEX

Exhibit No.      Description                                       Page
-----------      -----------                                       ----

3.1              Articles of Incorporation of Slade's Ferry        *
                 Bancorp as amended

<F*>  Incorporated by reference to the Registrant's Registration Statement on
      Form SB-2 filed with the Commission on April 14, 1997.