Form 10QSB
period 1997-06-30
SLADES FERRY BANCORP
filed 1997-08-06
CIK 857499

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended   June 30, 1997
                   ---------------

Commission file number   33-47248
                        ----------


                             SLADE'S FERRY BANCORP
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Massachusetts                            04-3061936
------------------------------------  -----------------------------------------
    (State or other jurisdiction of    (I.R.S. Employer Identification Number)
     incorporation or organization)


        100 Slade's Ferry Avenue
        Somerset, Massachusetts                            02726
----------------------------------------     ----------------------------------
(Address of principal executive offices)                 (Zip Code)


                                 (508)675-2121
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Common stock ($.01 par value) 3,208,143.865 shares as of June 30, 1997.

Traditional Small Business Disclosure Format:

                            Yes  [X]     No  [ ]




                                     PART I
                             FINANCIAL INFORMATION

ITEM 1

Financial Statements
--------------------

                             SLADE'S FERRY BANCORP
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)


                                                      June 30, 1997     December 31, 1996
                                                      -------------     -----------------
ASSETS:
Cash and due from banks                               $  15,377,100     $  11,128,724
Federal funds sold                                        6,500,000        13,000,000
Interest bearing time deposits                              106,688           149,598
Investment securities(1)                                 21,839,269        19,586,678
Securities available for sale(2)                         39,474,364        37,255,163
Federal Home Loan Bank Stock                                890,600           890,600
Loans (net)                                             202,154,953       194,934,845
Premises and equipment                                    5,829,450         5,970,874
Other real estate owned                                     359,329           307,591
Accrued interest receivable                               1,975,023         1,853,783
Goodwill                                                  3,193,968         3,307,368
Other assets                                              2,755,324         2,957,251
                                                      -------------------------------
TOTAL ASSETS                                          $ 300,456,068     $ 291,342,475
                                                      ===============================

LIABILITIES & STOCKHOLDERS' EQUITY:
Deposits                                              $ 271,850,769     $ 267,791,009
Short term borrowings                                     1,725,211         1,200,000
Notes payable                                             1,000,000         1,042,626
Other liabilities                                         1,019,740         1,461,515
                                                      -------------------------------
TOTAL LIABILITIES                                       275,595,720       271,495,150

STOCKHOLDERS' EQUITY:
Common stock                                                 32,082            27,891
Paid in capital                                          18,617,291        14,607,299
Retained earnings                                         6,249,024         5,214,763
Net unrealized gain (loss) on investments in
 available for sale securities                              (38,049)           (2,628)
                                                      -------------------------------
TOTAL STOCKHOLDERS' EQUITY                               24,860,348        19,847,325
                                                      -------------------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY              $ 300,456,068     $ 291,342,475
                                                      ===============================

--------------------
<F1>  Investment securities are to be held to maturity and have a fair market value of $21,880,356 as of June 30, 1997 and $19,544,811 as of December
      31, 1996.

<F2>  Securities classified as Available for Sale are stated at fair value with any unrealized gains or losses reflected as an adjustment in Stockholders' Equity.



                  CONSOLIDATED STATEMENT OF INCOME AND EXPENSE
                                  (UNAUDITED)
                            6 MONTHS ENDING JUNE 30,


                                                           1997           1996
                                                       ------------    -----------

INTEREST AND DIVIDEND INCOME:
Interest and fees on loans                             $  9,132,947    $ 6,975,018
Interest and dividends on investments                     1,746,044      1,531,425
Other interest                                              366,462        366,030
                                                       ---------------------------
      Total interest and dividend income                 11,245,453      8,872,473
                                                       ---------------------------

INTEREST EXPENSE:
Interest on deposits                                      5,051,211      4,227,961
Interest on other borrowed funds                             73,991         23,752
                                                       ---------------------------
      Total interest expense                              5,125,202      4,251,713
                                                       ---------------------------
      Net interest and dividend income                    6,120,251      4,620,760
                                                       ---------------------------
PROVISION FOR LOAN LOSSES                                   300,000        300,000
      Net interest and dividend income after
       provision for loan losses                          5,820,251      4,320,760
                                                       ---------------------------
OTHER INCOME:
Service charges on deposit accounts                         479,827        414,952
Security gains, net                                         229,550         92,560
Other income                                                167,303        134,004
                                                       ---------------------------
      Total other income                                    876,680        641,516
                                                       ---------------------------
OTHER EXPENSE:
Salaries and employee benefits                            2,689,894      1,977,462
Occupancy expense                                           337,972        254,015
Equipment expense                                           311,336        208,767
Gain on sale of other real estate owned                      (6,325)          (657)
Write down of other real estate owned                             0         30,000
Other expense                                             1,135,395        767,471
                                                       ---------------------------
      Total other expense                                 4,468,272      3,237,058
                                                       ---------------------------
Income before income taxes                                2,228,659      1,725,218
Income taxes                                                894,118        650,664
                                                       ---------------------------
NET INCOME                                             $  1,334,541    $ 1,074,554
                                                       ===========================
Earnings per share                                     $       0.47    $      0.39
                                                       ===========================
Average shares outstanding                                2,839,740      2,757,051
                                                       ===========================



                  CONSOLIDATED STATEMENT OF INCOME AND EXPENSE
                                  (UNAUDITED)
                            3 MONTHS ENDING JUNE 30,



                                                     1997           1996
                                                  -----------    -----------

INTEREST AND DIVIDEND INCOME:
Interest and fees on loans                        $ 4,623,824    $ 3,508,225
Interest and dividends on investments                 864,952        710,291
Other interest                                        202,528        204,493
                                                  --------------------------
      Total interest and dividend income            5,691,304      4,423,009
                                                  --------------------------
INTEREST EXPENSE:
Interest on deposits                                2,547,436      2,085,588
Interest on other borrowed funds                       37,058         10,609
                                                  --------------------------
      Total interest expense                        2,584,494      2,096,197
                                                  --------------------------
      Net interest and dividend income              3,106,810      2,326,812
                                                  --------------------------
PROVISION FOR LOAN LOSSES                             150,000        150,000
      Net interest and dividend income after
       provision for loan losses                    2,956,810      2,176,812
                                                  --------------------------
OTHER INCOME:
Service charges on deposit accounts                   241,084        212,407
Security gains, net                                   123,299         41,765
Other income                                           75,009         65,176
                                                  --------------------------
      Total other income                              439,392        319,348
                                                  --------------------------
OTHER EXPENSE:
Salaries and employee benefits                      1,363,881      1,003,715
Occupancy expense                                     168,263        118,789
Equipment expense                                     156,665        104,074
Gain on sale of other real estate owned                (3,495)             0
Write down of other real estate owned                       0              0
Other expense                                         537,194        403,772
                                                  --------------------------
      Total other expense                           2,222,508      1,630,350
                                                  --------------------------
Income before income taxes                          1,173,694        865,810
Income taxes                                          473,318        327,016
                                                  --------------------------
NET INCOME                                        $   700,376    $   538,794
                                                  ==========================
Earnings per share                                $      0.24    $      0.20
                                                  ==========================
Average shares outstanding                          2,883,492      2,760,878
                                                  ==========================


                      SLADE'S FERRY BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           Six Months Ended June 30,
                                  (Unaudited)

                                                                   1997              1996
                                                               -------------     ------------
Reconciliation of net income to net cash used in
 operating activities:
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $   1,334,541     $  1,074,554
Adjustments to reconcile net income to net cash used
 in operating activities:
  Accretion, net of amortization of fair market value
   adjustments                                                        (2,859)               0
  Amortization of goodwill                                           113,400                0
  Depreciation and amortization                                      328,207          201,845
  Securities available for sale gains, net                          (229,550)         (92,560)
  Provision for loan losses                                          300,000          300,000
  Decrease in taxes payable                                          (10,370)        (200,441)
  (Increase) decrease in interest receivable                        (121,240)         221,017
  Increase (decrease) in interest payable                            (20,607)         (15,376)
  Increase (decrease) in accrued expenses                            (23,480)          45,624
  Increase in prepaid expenses                                      (109,945)         (24,293)
  Accretion of securities, net of amortization                       (89,070)         (86,402)
  Accretion of securities available for sale, net of
   amortization                                                      (28,446)        (166,206)
  Gain on sale of other real estate owned                             (6,325)            (657)
  Writedown of other real estate owned                                     0           30,000
  Change in unearned income                                           (3,938)         (83,206)
  Decrease in other assets                                           344,003          467,230
  Increase (decrease) in other liabilities                          (400,528)        (451,514)
                                                               ------------------------------
  Net cash provided by operating activities                    $   1,373,793     $  1,219,615
                                                               ------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of securities available for sale                      (5,631,667)      (1,019,636)
  Maturities of interest bearing time deposits                        42,910                0
  Maturities of securities available for sale                      2,923,250        8,415,982
  Sales of securities available for sale                             690,031          651,693
  Proceeds from sale of other real estate owned                      241,825          254,124
  Proceeds from maturities of investment securities                7,632,410       10,285,528
  Purchases of investment securities                              (9,795,931)      (7,203,019)
  Net increase in loans                                           (7,816,013)      (7,299,615)
  Capital expenditures                                              (186,783)         (97,675)
  Purchases of Federal Home Loan Bank Stock                                0         (204,700)
  Recoveries of previously charged-off loans                          18,303           80,185
                                                               ------------------------------
  Net cash provided by (used in) investing activities          $ (11,881,665)    $  3,862,867
                                                               ------------------------------

                      SLADE'S FERRY BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           Six Months Ended June 30,
                                  (Unaudited)
                                  (Continued)


                                                                   1997              1996
                                                               -------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of stock                              $   4,014,183     $    127,227
  Net decrease in demand deposits, NOW, money market and
   savings accounts                                                 (298,208)      (1,466,440)
  Net increase (decrease) in time deposits                         4,357,968       (1,773,913)
  Net increase in short-term borrowing                               525,211          816,526
  Dividends paid                                                    (300,280)        (224,044)
  Decrease in notes payable                                          (42,626)               0
                                                               ------------------------------
  Net cash provided by (used in) financing activities              8,256,248       (2,520,644)
                                                               ------------------------------
  Net increase (decrease) in cash and cash equivalents            (2,251,624)       2,561,838
  Cash and cash equivalents at beginning of period                24,128,724       18,539,970
                                                               ------------------------------
  Cash and cash equivalents at end of period                   $  21,877,100     $ 21,101,808
                                                               ==============================
SUPPLEMENTAL DISCLOSURES:
  Loans originating from sales of Other Real Estate Owned      $      93,600     $    110,000
  Interest paid                                                $   5,145,809     $  4,267,089
  Income taxes paid                                            $     904,488     $    851,105
  Loans transferred to Other Real Estate Owned                 $     287,239     $          0



       SLADE'S FERRY BANCORP AND SUBSIDIARY, SLADE'S FERRY TRUST COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 June 30, 1997


Note A - Basis of Presentation
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of Slade's Ferry Bancorp, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.


Note B - Accounting Policies
----------------------------

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


ITEM 2

Management's Discussion and Analysis
------------------------------------

Financial Condition
-------------------

On May 16, 1997, the Company offered up to 550,000 shares of its Common Stock, par value $.01 per share, at an offering price of $9.75 per share to the general public. The offering, which was not underwritten, was scheduled to expire on May 31, 1997, but at the option of the Company, was extended to June 13, 1997. The offering resulted in 402,951 shares being issued for total proceeds of $3,928,772.25. The net proceeds were used to increase the capital of the Bank and to assist in meeting the requirements of a "well capitalized" bank. After deducting total expenses pertaining to the offering of $62,601, consisting of $27,652 legal and accounting fees, $1,625 registration fees, $2,500 state fees, $14,024 printing costs, and $16,800 mailing and advertising expenses, the net proceeds amounted to $3,866,171. The Company contributed $2,300,000 to the Bank as a capital infusion. The remaining $1,566,171 is being retained by the Company until such time as growth of the Bank should warrant additional capital or the possibility of acquiring another institution should avail itself. At June 30, 1997, as a result of the additional capital realized from the offering and six months of earnings, the Company and the Bank met the capital requirements of "well capitalized".

Assets at June 30, 1997 were up by $9.2 Million to $300.5 Million from $291.3 Million reported at year end 1996. The increase is primarily due to a combination of the net proceeds from the sale of common stock of $3.8 Million, an increase in deposits of $4.1 Million and six months of earnings, net of dividends, of $1.0 Million.

The loan portfolio continues to expand, predominately in the commercial loan area. Loans at June 30, 1997 grew by $7.3 Million to $206.2 Million from $198.9 Million reported at year end 1996. The loan growth was funded primarily from the Federal Funds Sold category.

Federal Funds Sold decreased on June 30, 1997 by $6.5 Million from $13.0 Million reported at December 31, 1996.

Investment Securities and Securities Available for Sale combined increased to $61.3 Million on June 30, 1997 from $56.8 Million reported at December 31, 1996.

At June 30, 1997, securities classified as Available for Sale had net unrealized losses of $38,049 as a result of current market conditions, compared to net unrealized losses of $2,628 reported on December 31, 1996. The current unrealized losses, in the opinion of management, does not have a material effect upon future income. Securities in the Available for Sale category may be sold if it becomes desirable to improve liquidity, or when management feels it would be appropriate to improve interest rate risk by selling securities and reinvesting the proceeds into higher yielding investments.

Investment Securities are securities that the Company will hold to maturity and are carried at amortized cost on the balance sheet, and are summarized as follows as of June 30, 1997.

                                                                                         Gross
                                                                           Gross       Unrealized
                                                          Amortized     Unrealized      Holding
                                                          Cost Basis   Holding Gains     Losses     Fair Value
                                                          ----------   -------------   ----------   ----------
                                                                         (Dollars in Thousands)

Debt securities issued by the U. S. Treasury and other
 U. S. Government corporations and agencies                $ 14,632        $ 20           $  8       $ 14,644

Debt securities issued by states of the United States
 and political subdivisions of the states                     6,961          51             22          6,990
Mortgage-backed securities                                      245          --             --            245
Other debt securities                                             1          --             --              1
                                                           --------------------------------------------------
                                                           $ 21,839        $ 71           $ 30       $ 21,880
                                                           ==================================================

Investments in Available for Sale securities are carried at fair value on the balance sheet and are summarized as follows as of June 30, 1997.

                                                                                         Gross
                                                                           Gross       Unrealized
                                                          Amortized     Unrealized      Holding
                                                          Cost Basis   Holding Gains     Losses     Fair Value
                                                          ----------   -------------   ----------   ----------
                                                                         (Dollars in Thousands)

Debt securities issued by the U. S. Treasury and other
 U. S. Government corporations and agencies                $ 35,328        $  35         $ 282       $ 35,081
Marketable equity securities                                  1,668          247            43          1,872
Mortgage-backed securities                                    2,322           --            42          2,280
Asset-backed securities                                         241           --            --            241
                                                           --------------------------------------------------
                                                           $ 39,559        $ 282         $ 367       $ 39,474
                                                           ==================================================


      Deduction to Stockholders' Equity:
      (In Whole Dollars)
        Unrealized loss on Available for Sale Securities             $ 85,134
        Less tax effect                                                47,085
                                                                     --------
        Net unrealized loss on Available for Sale Securities         $ 38,049
                                                                     ========


           INFORMATION WITH RESPECT TO NONACCRUAL AND PAST DUE LOANS
            AT JUNE 30, 1997 AND 1996 AND DECEMBER 31, 1996 AND 1995


                                                                           (Dollars in Thousands)
                                                                     At June 30           At December 31
                                                                 -------------------    -------------------
                                                                   1997       1996        1996       1995
                                                                 --------   --------    --------   --------

Nonaccrual Loans                                                 $ 4,970    $ 2,819     $ 4,352    $ 2,695
Loans 90 days or more past due and still accruing                    280         82         112         23
Real estate acquired by foreclosure or substantively
 repossessed                                                         359        350         308        633
Percentage of nonaccrual loans to total loans                       2.41%      1.78%       2.19%      1.78%
Percentage of nonaccrual loans and real estate acquired
 by foreclosure or substantively repossessed to total assets        1.77%      1.37%       1.88%      1.42%
Percentage of allowance for possible loan losses to
 nonaccrual loans                                                  69.16%     95.99%      77.07%     92.69%


The $5.0 Million in nonaccrual loans consists of $4.8 Million of real estate mortgages and $0.2 Million attributed to commercial loans. Of the total nonaccrual loans outstanding, $275,588 are restructured at June 30, 1997.

Nonperforming assets which consist of nonaccrual loans, loans past due 90 days or more but still accruing, and real estate acquired by foreclosure or substantively repossessed, increased to $5.6 Million on June 30, 1997 from $4.8 Million reported at year end 1996. The increase is predominately attributable to a commercial real estate loan of $1.6 Million that was classified into the nonaccrual status in March 1997. Based on an appraisal obtained in March 1997, the collateral value of this loan is $2.8 Million and the Bank does not anticipate any loss. The borrower has been making weekly cash payments in an effort to become current.

The combination of this loan, along with several other loans totaling $525,000 that became classified as nonaccrual along with loans totaling $169,270 that became past due 90 days or more but still accruing, was offset by loans that were resolved of $735,291, payments made on other nonaccrual loans of $361,530, charge offs of $44,115 and transfers to Other Real Estate Owned of $359,205.

The percentages of nonaccrual loans to total loans increased to 2.41% at June 30, 1997 from 2.19% reported at December 31, 1996. This increase is predominately associated with the aforementioned loan. The percentage of nonaccrual loans and real estate acquired by foreclosure or substantively repossessed to total assets decreased to 1.77% from 1.88% reported at year end, primarily due to the increase in assets. The percentage of the Allowance for Possible Loan Losses to Nonaccrual Loans decreased to 69% at June 30, 1997 when compared to 77% reported at year end 1996 and 92% at year end 1995. The Company did not make any special provision to the Allowance on the aforementioned loan due to the excess in collateral values of approximately 43%.


         INFORMATION WITH RESPECT TO NONACCRUAL AND RESTRUCTURED LOANS
            AT JUNE 30, 1997 AND 1996 AND DECEMBER 31, 1996 AND 1995


                                                              (Dollars in Thousands)
                                                         At June 30         At December 31
                                                      -----------------    -----------------
                                                       1997      1996       1996      1995
                                                      -------   -------    -------   -------

Nonaccrual Loans                                      $ 4,970   $ 2,819    $ 4,352   $ 2,695
Interest income that would have been recorded
 under original terms                                     202       118        361       243
Interest income recorded during the period                 28        15         62        21


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

Included in the $4,970,325 in nonaccrual loans are $4,840,026 which the Company has determined to be impaired, for which $1,921,201 have a related allowance for credit losses of $507,967 and $2,918,825 have no related allowance for credit losses.

The Company has $300,000 of potential problem loans for which payments are presently current. However, the borrowers are experiencing financial difficulty. These loans are subject to management's attention and their classification is reviewed monthly. If these loans should become nonperforming, the effect will be immaterial, due to the asset values of their collateral.

There were no other loans classified for regulatory purposes at June 30, 1997 that management reasonably expects will materially impact future operating results, liquidity or capital resources.


               ANALYSIS OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES


                                                         (Dollars in Thousands)
                                                     Six Months           Years Ended
                                                     At June 30          At December 31
                                                  ----------------      ---------------
                                                   1997      1996        1996      1995
                                                  ------    ------      ------    ------

Balance at January 1                              $3,354    $2,498      $2,498    $2,306
Charge Offs:
  Commercial                                          51        30         276       184
  Real Estate - Construction                          --        --          --        --
  Real Estate - Mortgage                             146       ---           4        79
  Installment/Consumer                                38       142         159       134
                                                  --------------------------------------
                                                     235       172         439       397
Recoveries:
  Commercial                                           8        21         332         1
  Real Estate - Construction                          --        --          --        --
  Real Estate - Mortgage                              --        22          --        16
  Installment/Consumer                                10        37         107        22
                                                  --------------------------------------
                                                      18        80         439        39
                                                  --------------------------------------

Net Charge Offs                                      217        92           0       358
                                                  --------------------------------------
Additions Charged to Operations                      300       300         400       550
Allowance Attributable to Acquisition                 --       ---         456       ---
Balance at End of Period                          $3,437    $2,706      $3,354    $2,498
                                                  ======================================
Ratio of Net Charge Offs to Average Loans
 Outstanding                                       0.108%   (0.060%)      0.00%     0.25%


The Allowance for Possible Loan Losses at June 30, 1997 was $3,437,489, compared to $3,354,311 at year end 1996. The Allowance for Possible Loan Losses as a percent of outstanding loans was 1.67% at June 30, 1997 and 1.69% at December 31, 1996.

The Bank provided $400,000 in 1996, $550,000 in 1995, and $300,000 as of June
30, 1997 to the Allowance for Possible Loan Losses. Loans charged off were $439,229 in 1996, $396,639 in 1995, and $235,125 as of June 30, 1997.
Recoveries on loans previously charged off were $439,788 in 1996, $39,553 in 1995, and $18,303 as of June 30, 1997. Management believes that the Allowance for Loan Losses of $3,437,489 is adequate to absorb any losses in the foreseeable future, due to the Bank's strong collateral position and the current asset quality.

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


                                         June 30, 1997            December 31, 1996       December 31, 1995
                                    -------------------------------------------------------------------------
                                                Percent of                 Percent of              Percent of
                                                 Loans in                   Loans in                Loans in
                                                   Each                       Each                    Each
                                                 Category                   Category                Category
                                                 to Total                   to Total                to Total
                                    Amount         Loans       Amount         Loans     Amount        Loans
                                    -------------------------------------------------------------------------
                                                               (Dollars in Thousands)
Domestic:
    Commercial                      $  883(1)     18.20%       $  789(1)    15.70%      $  597(1)   11.35%
    Real estate - Construction          29         2.29%           41        3.46%          40       4.55%
     Real estate - mortgage          2,202(2)     76.42%        2,150(2)    77.42%       1,581(2)   80.04%
     Consumer                          323(4)      3.09%(3)       374(4)     3.42%(3)      280(4)    4.06%(3)
                                    ---------------------------------------------------------------------
                                    $3,437       100.00%       $3,354      100.00%      $2,498     100.00%
                                    =====================================================================

--------------------
<F1>  Includes the following amounts specifically reserved for impaired loans:
      $0.00 as of June 30, 1997, $0.00 as of December 31, 1996 and $214,542 as
      of December 31, 1995 as required by Financial Accounting Standard No.
      114, Accounting for Impairment of Loans.

<F2>  Includes the following amounts specifically reserved for impaired loans:
      $499,972 as of June 30, 1997, $838,290 as of December 31, 1996 and
      $240,500 as of December 31, 1995 as required by Financial Accounting
      Standard No. 114, Accounting for Impairment of Loans.

<F3>  Includes consumer, obligations of states and political subdivisions and other.

<F4>  Includes the following amounts specifically reserved for impaired loans:
      $7,995 as of June 30, 1997, $0.00 as of December 31, 1996 and $0.00 as of
      December 31, 1995 as required by Financial Accounting Standard No. 114,
      Accounting for Impairment of Loans.


The loan portfolio's largest segment of loans is commercial real estate loans, which represent 50.6% of gross loans. Residential real estate, which is the second largest segment of the loan portfolio, represents 25.8% of gross loans. The Company requires a loan to value ratio of 80% in both commercial and residential mortgages. These mortgages are secured by real properties which have a readily ascertainable value.

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

Commercial loans consist of loans predominantly collateralized by inventory, furniture and fixtures, and accounts receivable. In assessing the collateral for this type of loan, management applies a 40% liquidation value to inventories, 25% to furniture, fixtures and equipment; and 60% to accounts receivable. Commercial loans represent 18.2% of the loan portfolio.

Consumer loans are generally unsecured credits and represent 3.1% of the total loan portfolio. These loans have a higher degree of risk than residential mortgage loans. The underlying collateral of a secured consumer loan tends to depreciate in value. Consumer loans are typically made based on the borrower's ability to repay the loan through continued financial stability. The Company endeavors to minimize risk by reviewing the borrower's repayment history on past debts, and assessing the borrower's ability to meet existing obligations on the proposed loans.

The allocation of the Allowance for Loan Losses is based on management's judgement of potential losses in the respective portfolios. While management has allocated reserves to various portfolio segments, the Allowance is general in nature and is available for the portfolio in its entirety.


Results of Operations

During the first six months of 1997, income and expenses reflect certain significant variances when compared to the same period of the previous year. These variances are primarily due to the acquisition of the National Bank of Fairhaven in the third quarter of 1996.

Net interest and dividend income increased by $1,499,491 to $6,120,251 as of June 30, 1997, when compared to $4,620,760 earned during the same period in 1996. Total interest and dividend income was up by $2,372,980 during the six month period, primarily due to the acquired loan and investment portfolios as well as the origination of new loans throughout 1997. This increase in interest and dividend income was offset by an increase in interest expense of $873,489, which is attributable to a larger deposit base due to the acquisition.

The Provision for Loan Losses is a charge against earnings, which in turn funds the Allowance for Possible Loan Losses. The Company's provision for the six months ending June 30, 1997 was $300,000. During the same period in the prior year, the provision was also $300,000.

Total Other Income was up by $235,164 to $876,680 as of June 30, 1997, when compared to $641,516 earned in the same period of the previous year. Service charges on deposit accounts increased by $64,875 due to a larger customer base resulting from the expansion of our market area to the Fairhaven and New Bedford communities, and also from the new drive-up facility at the Brayton Avenue office, which has attracted new deposit relationships. Gains realized on the sale of securities for the six months amounted to $229,550, compared to realized gains of $92,560 during the same six months of the previous year. As a result of market conditions, the Bank sold various marketable equity securities that had appreciated in value. Other Income increased by $33,299, of which $20,349 of income was derived from safe deposit box rentals at the Fairhaven location acquired in August 1996. Interest earned on escrowed funds during the stock tendering process affiliated with the acquisition of the National Bank of Fairhaven was $10,131, and the remaining $2,819 was due to normal business operations.

Total Other Expense increased by $1,231,214 to $4,468,272 reported during the first six months of 1997, compared to $3,237,058 reported for the same period in 1996. Salaries and employee benefits increased by $712,432 due to general wage adjustments, increases in employee benefits, and the retention of 29 officers and employees from the National Bank of Fairhaven who are now permanent employees of Slade's Ferry Trust Company. Occupancy and equipment expense combined increased by $186,526 due to increases in depreciation attributed to the new tellers equipment, equipment at the Brayton Avenue office's new drive-up facility, and fixed assets acquired from the National Bank of Fairhaven. Lease expense also increased due to the facilities rented at the New Bedford office. The Bank realized a gain of $6,325 resulting from the sale of Other Real Estate Owned during the current period, compared to a gain of $657 in the previous year. Due to the reduction of properties in Other Real Estate Owned and the fair value appraisals obtained, the Bank did not have to write down any values of properties owned, compared to a $30,000 writedown in the previous year.

The following table sets forth the components of the line item Other Expense, which reflects an increase of $133,000 for the three month period ending June 30, 1997 and an increase of $368,000 for the first six months in 1997.


                                        Second Quarter              Six Months
                                    ------------------------------------------------
                                    1997    1996    Change    1997    1996    Change
                                    ------------------------------------------------
                                                     (In Thousands)
                                                                                            ---------------
Amortization of Goodwill            $ 57    $  0     $ 57    $  113   $  0     $113
Advertising & Public Relations        60      38       22       147     71       76
Stationery & Supplies                 83      53       30       176    111       65
Communications                        56      53        3       137    109       28
FDIC Insurance Premiums               17       1       16        25      2       23
Professional Fees &
 Other Services                      120     140      (20)      255    229       26
Other                                144     119       25       282    245       37
                                    -----------------------------------------------
Other Expense                       $537    $404     $133    $1,135   $767     $368
                                    ===============================================

Amortization of Goodwill is a new expense item due to the premium paid above the book value of Fairbank, Inc. Goodwill is to be amortized over a fifteen year period. Advertising and public relations expenses have increased significantly when compared to six months ending June 30, 1996 due to the ongoing process of promoting the Slade's Ferry Trust Company name in the Fairhaven-New Bedford market area. Also, expenses for stationery and supplies has increased due to the additional branches maintained, while communication expense increased as a result of the larger customer base due to the acquisition of the National Bank of Fairhaven. FDIC Insurance has increased due to our increased deposit base as a result of the merger, and also a change in the Bank's risk classification used to determine the deposit insurance assessment rate.

Other listed expenses have increased through normal business transactions due to the increased asset base after the acquisition.

Income before income taxes for the six month period ending June 30, 1997 was $2,228,659, up by $503,441 from $1,725,218 reported as of June 30, 1996.
Applicable income taxes for the six month period ending June 30, 1997 were $894,118, an increase of $243,454 when compared to $650,664 expensed in the prior year. Net earnings were $1,334,541 or $0.47 per share for the first six months in 1997. For the same period in 1996, net earnings were $1,076,554 or $0.39 per share.

The results of operation for the second quarter in 1997 indicates that net interest and dividend income was up by $779,998 to $3,106,810 from $2,326,812 earned during the second quarter of 1996. The Provision for Loan Losses during the period remained at $150,000, the same provision booked for the second quarter in the prior year.

Other Income was up by $120,044, of which $28,677 is attributable to an increase in service charges due to a greater number of accounts being serviced, $81,534 is attributable to realized gains on sale of equity securities due to market conditions, and the remaining $9,833 represents miscellaneous other income.

Total Other Expenses for the three month period ending June 30, 1997 were $2,222,508, up by $592,158 from $1,630,350 reported for the same quarter in 1996. Salaries and employee benefits were up by $360,166, due to the additional staff acquired with the National Bank of Fairhaven and general wage adjustments. Occupancy and equipment expense combined increased by $102,065 for the second quarter in 1997, when compared to the same period in 1996. This increase is due to the additional depreciation expense, lease payments of the New Bedford office, and general repairs and maintenance.

The Bank did not incur any expenses associated with the writedown of Other Real Estate Owned during the current quarter. During the same quarter in the prior year, there was also no writedown.

The Bank realized a gain of $3,495 resulting from the sale of Other Real Estate Owned during the second quarter of 1997. No gain was realized in the same quarter of the previous year.

The line item Other Expense for the second quarter in 1997 increased by $133,422 to $537,194 from $403,772 reported for the same period in the previous year. Amortization of Goodwill is a new item due to the premium paid above the book value of Fairbank, Inc. Goodwill expense was $56,700, which represents three months of amortization. In addition, advertising and public relations expense was up by $22,000. Other items showing increases were communication expense, computer services, legal, stationery and supplies and other various expenses totaling $74,000. Professional fees for the three months ending June 30, 1997 decreased by $20,000, when compared with the same period in 1996. This decrease was primarily due to a reduction in our examination assessment billed by the Commonwealth of Massachusetts, Division of Banks. A new law changed the method of calculating the assessments from a per diem cost basis to a risk based method.

Income before taxes for the second quarter in 1997 was up by $307,884 to $1,173,694 from $865,810 reported for the same period in the prior year. Applicable income taxes increased by $146,302 to $473,318 when compared to $327,016 reported in the second quarter in 1996.

The net income for the three month period ending June 30, 1997 was $700,376 or $0.24 per share, up by $161,582 or $0.04 per share, when compared to $538,794 or $0.20 per share earned in the same period in 1996.


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

The Company also has the ability to borrow funds from correspondent banks, the Federal Home Loan Bank, as well as the Federal Reserve Bank of Boston by pledging various investment securities as collateral. The Company did not have the need to borrow in either 1996 or the current year. Tax payments made by our customers which are owed to the Federal Reserve Bank Treasury Tax and Loan account are classified as Short Term borrowings. The Notes Payable represents a note due Fleet Bank. The note is attributable to Fairbank, Inc. which was assumed at the time of the merger and has a final maturity in November, 1999. Due to the applicable prepayment fees, it is advantageous for the Bank to continue with the applicable terms of the note.

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

At June 30, 1997, the Bank's liquidity ratio stood at 30.6% as compared to 30.3% at December 31, 1996. The liquidity ratio is determined by dividing the Bank's short term assets (cash and due from banks, interest bearing deposits due from other banks, securities, and federal funds sold) by the Bank's total deposits. Management believes the Bank's liquidity to be adequate to meet the current and presently foreseeable needs of the Bank.

The comparison of cash flows for six months ending June 30, 1997 and 1996 indicates that cash flows, as a result of operating activities, increased by $154,178 during the current period compared to the same period in the previous year. There were increases in interest and dividends received of $2,245,083, service charges and other income of $94,174, income taxes paid of $53,383, interest paid of $878,720 and cash paid to suppliers and employees of $1,184,735. These were offset by decreases in other assets and other liabilities of $344,003 and $400,528, respectively.

Cash flows from investing activities showed an increase in cash used of $15,744,532 when compared to 1996. Purchases of securities as of June 30, 1997 increased by $7,000,243 when compared to the same six months in 1996 and maturities of securities decreased by $8,145,850. Cash used to fund loan activity increased by $516,398. The purchases of securities was funded by the decrease in cash and cash equivalents, primarily the Federal Funds Sold category, and the increase in time deposits.

Cash provided by financing activities for the first six months in 1997, when compared to the same period in 1996, increased by $10,776,892, of which $3,886,956 was attributable to the issuance of common stock from the new offering that was in effect from mid May to mid June 1997, combined with transactions resulting from the Dividend Reinvestment Plan. Also adding to the increase in cash flows attributable to financing activities was an increase in time deposits of $6,131,881 offset by the change in cash used in demand deposits, NOW's, money market and savings accounts of $1,168,332.


Capital

At June 30, 1997, the Company had total capital of $24,860,348. This represents an increase of $5,013,023 from $19,847,325 reported on December 31, 1996. The increase in capital was a combination of several factors. Additions consisted of $3,866,171 of the net proceeds derived from the recent public offering of the Company's common stock and six months earnings of $1,334,541. Other additions to capital were transactions originating through the Dividend Reinvestment Program whereby 3,118.265 shares were issued for cash contributions of $29,850 and 12,860.465 shares were issued for $118,162 in lieu of cash dividend payments. These additions were offset by dividends paid of $300,280.

Also, affecting capital is the adjustment for net unrealized gains or losses, net of taxes, on securities classified as Available for Sale. On December 31, 1996 the Available for Sale portfolio had unrealized losses, net of taxes, of $2,628, and on June 30, 1997, as a result of current market values, the portfolio reflects unrealized losses, net of taxes, of $38,049 which is an adjustment from capital.

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

At June 30, 1997 the actual Risk Based Capital of the Bank was $20,118,000 for Tier 1 Capital, exceeding the minimum requirements of $8,288,000 by $11,830,000. Total Capital of $22,719,000 exceeded the minimum requirements of $16,577,000 by $6,142,000 and Leverage Capital of $20,118,000 exceeded the minimum requirements of $11,809,000 by $8,309,000.

The table below illustrates the capital ratios of the Company and the Bank on June 30, 1997 and at December 31, 1996.


                              Well        June 30, 1997     December 31, 1996
                           Capitalized   ---------------    -----------------
                           Requirement	 Bancorp    Bank    Bancorp      Bank
                           --------------------------------------------------
Total Capital (to Risk
Weighted Assets)               10%        11.72%   10.96%    9.56%      9.51%
Tier I Capital (to Risk
Weighted Assets)                6%        10.46%    9.71%    8.27%      8.22%
Leverage Capital (to
Average Assets)                 5%         7.35%    6.81%    5.70%      5.66%


In addition to the "minimum" capital requirements, "well capitalized" standards have also been established by Federal Banking Regulators. As a result of the merger and acquisition of $65.1 Million in assets from the National Bank of Fairhaven that occurred in August 1996, the Bank's Total Capital ratio did not meet the "well capitalized" standard at December 31, 1996. Due to the recently held public offering which effected a $2.3 Million capital infusion to the Bank, combined with the current year-to-date earnings, the Bank now meets the requirements of a "well capitalized" bank.



                                    PART II
                               OTHER INFORMATION


ITEMS 1-6

None



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SLADE'S FERRY BANCORP
                                        (Registrant)


 August 4, 1997                         /s/  Kenneth R. Rezendes
-----------------------------           ---------------------------------------
(Date)                                  (Signature)         Kenneth R. Rezendes
                                                                      President


 August 4, 1997                         /s/  James D. Carey
-----------------------------           ---------------------------------------
(Date)                                  (Signature)              James D. Carey
                                                       Executive Vice President


 August 4, 1997                         /s/  Ralph S. Borges
-----------------------------           ---------------------------------------
(Date)                                  (Signature)             Ralph S. Borges
                                                                       Treasurer
                                                        Chief Financial Officer
                                                       Chief Accounting Officer