Form 10QSB
period 1997-09-30
SLADES FERRY BANCORP
filed 1997-11-12
CIK 857499

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                 FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended   September 30, 1997
                  ----------------------

Commission file number   33-47248
                       ------------

                            SLADE'S FERRY BANCORP
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


         Massachusetts                                   04-3061936
-------------------------------                    ----------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                     Identification Number)


        100 Slade's Ferry Avenue                            02726
----------------------------------------                 ----------
         Somerset, Massachusetts                         (Zip Code)
(Address of principal executive offices)


                                (508)675-2121
            ----------------------------------------------------
            (Registrant's telephone number, including area code)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X        No
    ---------       ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common stock ($.01 par value) 3,222,567.753 shares as of September 30, 1997.
----------------------------------------------------------------------------

Traditional Small Business Disclosure Format:

Yes     X        No
    ---------       ---------

                                   PART I

ITEM 1

FINANCIAL INFORMATION
---------------------
                            SLADE'S FERRY BANCORP
                         CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)
                                    AS OF

(In Hundreds)                            September 30, 1997    December 31, 1996
                                         ---------------------------------------
ASSETS:
Cash and due from banks                     $ 11,951,115          $ 11,128,724
Federal funds sold                             1,000,000            13,000,000
Interest bearing time deposits                   106,688               149,598
Investment securities(1)                      20,816,211            19,586,678
Securities available for sale(2)              39,461,881            37,255,163
Federal Home Loan Bank stock                     890,600               890,600
Loans (net)                                  208,817,635           194,934,845
Premises and equipment                         5,686,501             5,970,874
Other real estate owned                          245,241               307,591
Accrued interest receivable                    2,003,612             1,853,783
Goodwill                                       3,137,268             3,307,368
Other assets                                   2,699,650             2,957,251
                                            ----------------------------------
TOTAL ASSETS                                $296,816,402          $291,342,475
                                            ==================================

LIABILITIES & STOCKHOLDERS' EQUITY:
Deposits                                    $267,565,028          $267,791,009
Short term borrowings                          1,319,690             1,200,000
Notes payable                                    975,000             1,042,626
Other liabilities                              1,284,184             1,461,515
                                            ----------------------------------
TOTAL LIABILITIES                            271,143,902           271,495,150
STOCKHOLDERS' EQUITY:
Common stock                                      32,226                27,891
Paid in capital                               18,768,666            14,607,299
Retained earnings                              6,816,311             5,214,763
Net unrealized gain (loss) on investments
in available for sale securities                  55,297                (2,628)
                                            ----------------------------------
TOTAL STOCKHOLDERS' EQUITY                    25,672,500            19,847,325
                                            ----------------------------------

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY                        $296,816,402          $291,342,475
                                            ==================================

--------------------
<F1> Investment securities are to be held to maturity and have a fair market value of $20,941,657 as of September 30, 1997 and $19,544,811 as of
     December 31, 1996.
<F2> Securities classified as Available for Sale are stated at fair value with any unrealized gains or losses reflected as an adjustment in
     Stockholders' Equity.

                CONSOLIDATED STATEMENT OF INCOME AND EXPENSE
                                 (UNAUDITED)
                        9 MONTHS ENDING SEPTEMBER 30,


(In Hundreds Except Per Share Data)                  1997             1996
                                                 ----------------------------

INTEREST AND DIVIDEND INCOME:
Interest and fees on loans                       $14,105,859      $11,113,571
Interest and dividends on investments              2,655,885        2,168,643
Other interest                                       497,129          568,837
                                                 ----------------------------
  Total interest and dividend income              17,258,873       13,851,051
                                                 ----------------------------
INTEREST EXPENSE:
Interest on deposits                               7,661,261        6,478,735
Interest on other borrowed funds                     108,962           46,812
                                                 ----------------------------
  Total interest expense                           7,770,223        6,525,547
                                                 ----------------------------
  Net interest and dividend income                 9,488,650        7,325,504
                                                 ----------------------------
PROVISION FOR LOAN LOSSES                            450,000          400,000
  Net interest and dividend income
   after provision for loan losses                 9,038,650        6,925,504
                                                 ----------------------------
OTHER INCOME:
Service charges on deposit accounts                  707,690          641,830
Security gains, net                                  312,865          101,248
Other income                                         227,658          201,591
                                                 ----------------------------
  Total other income                               1,248,213          944,669
                                                 ----------------------------
OTHER EXPENSE:
Salaries and employee benefits                     4,072,061        3,136,818
Occupancy expense                                    501,282          405,079
Equipment expense                                    467,761          342,249
Loss (gain) on sale of other real estate owned        27,166             (657)
Writedown of other real estate owned                   6,449           30,000
Other expense                                      1,768,685        1,302,894
                                                 ----------------------------
  Total other expense                              6,843,404        5,216,383
                                                 ----------------------------
Income before income taxes                         3,443,459        2,653,790
Income taxes                                       1,380,503        1,032,400
                                                 ----------------------------
NET INCOME                                       $ 2,062,956      $ 1,621,390
                                                 ============================
Earnings per share                               $      0.70      $      0.59
                                                 ============================
Average shares outstanding                         2,966,927        2,757,051
                                                 ============================

                CONSOLIDATED STATEMENT OF INCOME AND EXPENSE
                                 (UNAUDITED)
                        3 MONTHS ENDING SEPTEMBER 30,


(In Hundreds Except Per Share Data)                1997          1996
                                                ------------------------
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans                      $4,972,912    $4,138,553
Interest and dividends on investments              909,841       637,218
Other interest                                     130,667       202,807
                                                ------------------------
  Total interest and dividend income             6,013,420     4,978,578
                                                ------------------------
INTEREST EXPENSE:
Interest on deposits                             2,610,050     2,250,774
Interest on other borrowed funds                    34,971        23,060
                                                ------------------------
  Total interest expense                         2,645,021     2,273,834
                                                ------------------------
  Net interest and dividend income               3,368,399     2,704,744
                                                ------------------------
PROVISION FOR LOAN LOSSES                          150,000       100,000
  Net interest and dividend income
   after provision for loan losses               3,218,399     2,604,744
                                                ------------------------
OTHER INCOME:
Service charges on deposit accounts                227,863       226,878
Security gains, net                                 83,315         8,688
Other income                                        60,355        67,587
                                                ------------------------
  Total other income                               371,533       303,153
                                                ------------------------
OTHER EXPENSE:
Salaries and employee benefits                   1,382,167     1,159,356
Occupancy expense                                  163,310       151,064
Equipment expense                                  156,425       133,482
Loss on sale of other real estate owned             33,491             0
Writedown of other real estate owned                 6,449             0
Other expense                                      633,290       535,423
                                                ------------------------
  Total other expense                            2,375,132     1,979,325
                                                ------------------------
Income before income taxes                       1,214,800       928,572
Income taxes                                       486,385       381,736
                                                ------------------------
NET INCOME                                      $  728,415    $  546,836
                                                ========================
Earnings per share                              $     0.23    $     0.20
                                                ========================
Average shares outstanding                       3,217,155     2,768,750
                                                ========================

                    SLADE'S FERRY BANCORP AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                       Nine Months Ended September 30,
                                 (Unaudited)


Reconciliation of net income to net cash used in operating activities:      1997             1996
                                                                        -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $  2,062,956     $  1,621,390
Adjustments to reconcile net income to net cash used in
 operating activities:
  Accretion, net of amortization of fair market value adjustments             (4,288)               0
  Amortization of goodwill                                                   170,100           40,000
  Gain on sales of fixed assets                                               (4,000)               0
  Depreciation and amortization                                              485,015          337,711
  Securities available for sale gains, net                                  (312,865)        (101,248)
  Provision for loan losses                                                  450,000          400,000
  Decrease in taxes payable                                                   (8,389)        (640,292)
  (Increase) decrease in interest receivable                                (149,829)         925,292
  Decrease in interest payable                                               (14,291)         (53,124)
  Increase in accrued expenses                                               210,216           83,518
  Increase in prepaid expenses                                               (74,588)         (12,832)
  Accretion of securities, net of amortization                              (145,812)        (116,354)
  Accretion of securities available for sale, net of amortization            (33,510)        (200,556)
  Loss (gain) on sale of other real estate owned                              27,166             (657)
  Writedown of other real estate owned                                        19,739           30,000
  Change in unearned income                                                   52,253           (5,183)
  Decrease in other assets                                                   295,255          274,772
  Increase (decrease) in other liabilities                                  (377,518)          72,742
                                                                        -----------------------------
  Net cash provided by operating activities                             $  2,647,610     $  2,655,179
                                                                        -----------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash and cash equivalents used in acquisition, net of cash acquired              0       11,419,869
  Purchases of securities available for sale                             (10,405,473)      (4,577,091)
  Maturities of securities available for sale                              7,258,379       10,482,738
  Sales of securities available for sale                                   1,389,999          825,091
  Proceeds from sale of other real estate owned                              302,683          254,124
  Proceeds from maturities of investment securities                       11,517,664       15,777,672
  Purchases of investment securities                                     (12,601,384)     (10,315,755)
  Net increase in loans                                                  (14,711,344)     (14,764,692)
  Capital expenditures                                                      (200,642)        (756,527)
  Proceeds from sales of fixed assets                                          4,000                0
  Purchases of Federal Home Loan Bank Stock                                        0         (409,400)
  Recoveries of previously charged-off loans                                  47,612          408,942
  Increase in time deposits                                                        0            6,688
  Maturities of interest bearing time deposits                                42,910                0
                                                                        -----------------------------
  Net cash provided by (used in) investing activities                   $(17,355,596)    $  8,351,659
                                                                        -----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of stock                                       $  4,165,702     $    186,591
  Net increase (decrease) in demand deposits, NOW,
   money market and savings accounts                                      (7,391,063)       3,671,259
  Net increase (decrease) in time deposits                                 7,165,082       (1,239,101)
  Net increase in short-term borrowing                                       119,690          674,668
  Dividends paid                                                            (461,408)        (334,855)
  Decrease in notes payable                                                  (67,626)        (209,968)
                                                                        -----------------------------
  Net cash provided by (used in) financing activities                      3,530,377        2,748,594
                                                                        -----------------------------
  Net increase (decrease) in cash and cash equivalents                   (11,177,609)      13,755,432
  Cash and cash equivalents at beginning of period                        24,128,724       18,539,970
                                                                        -----------------------------
  Cash and cash equivalents at end of period                            $ 12,951,115     $ 32,295,402
                                                                        =============================
SUPPLEMENTAL DISCLOSURES:
  Loans originating from sales of Other Real Estate Owned               $     93,600     $    110,000
  Interest paid                                                         $  7,784,514     $  6,525,547
  Income taxes paid                                                     $  1,388,892     $  1,090,833
  Loans transferred to Other Real Estate Owned                          $    287,239     $     37,000
  In 1996 the Company purchased all of the Common Stock
   of Fairbank, Inc. for $8,575,284.  In conjunction with the acquisition, liabilities were assumed as follows:
  Fair value of assets acquired                                                          $ 65,141,843
  Cash paid for the common stock                                                            8,575,284
                                                                                         ------------
  Liabilities assumed                                                                    $ 56,566,559
                                                                                         ============


      SLADE'S FERRY BANCORP AND SUBSIDIARY, SLADE'S FERRY TRUST COMPANY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                             September 30, 1997

Note A - Basis of Presentation
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of Slade's Ferry Bancorp, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.


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


ITEM 2

Management's Discussion and Analysis
------------------------------------

Financial Condition
-------------------

Assets at September 30, 1997 were up by $5.5 Million to $296.8 Million from $291.3 Million reported on December 31, 1996. The increase is predominately attributed to new capital of $3.9 Million that was acquired through a public offering of the Company's common stock in June 1997, and nine months earnings totaling $2.1 Million. The loan portfolio increased significantly from $198.9 Million to $213.1 Million on September 30, 1997. Growth in loans is primarily in commercial real estate lending, contained within the Bank's community reinvestment area of southeastern Massachusetts. Loans are also granted to nearby communities in Rhode Island.

Investment securities and securities Available for Sale, as a total, increased to $60.3 Million at September 30, 1997 from $56.8 Million at year end 1996. Funding for the growth in loans and the increase in investments was provided primarily by an accumulation of daily liquidity from the Federal Funds Sold category and the net proceeds derived from the public offering.

Deposit levels at September 30, 1997 remained relatively the same as year end 1996, despite competitive rates offered by the Bank on interest bearing accounts. However, the number of accounts being serviced continues to increase throughout the branch network.

At September 30, 1997, securities classified as Available for Sale had net unrealized gains of $55,297 as a result of current market conditions, compared to net unrealized losses of $2,628 reported on December 31, 1996. Securities in the Available for Sale category may be sold if it becomes desirable to improve liquidity, or when management feels it would be appropriate to improve interest rate risk by selling securities and reinvesting the proceeds into higher yielding investments.

Investment Securities are securities that the Company will hold to maturity and are carried at amortized cost on the balance sheet, and are summarized as follows as of September 30, 1997.


                                                                         Gross
                                                           Gross       Unrealized
                                           Amortized    Unrealized       Holding
                                           Cost Basis  Holding Gains     Losses     Fair Value
                                           ---------------------------------------------------
                                                          (Dollars in Thousands)
Debt securities issued by the U. S.
 Treasury and other U. S. Govern-
 ment corporations and agencies              $13,305        $ 51           $ 2        $13,354
Debt securities issued by states of the
 United States and political
 subdivisions of the states                    7,276         144            70          7,350
Mortgage-backed securities                       234           3                          237
Other debt securities                              1          --            --              1
                                             ------------------------------------------------
                                             $20,816        $198           $72        $20,942
                                             ================================================


Investments in Available for Sale securities are carried at fair value on the balance sheet and are summarized as follows as of September 30, 1997.


                                                                         Gross
                                                           Gross       Unrealized
                                           Amortized    Unrealized       Holding
                                           Cost Basis  Holding Gains     Losses     Fair Value
                                           ---------------------------------------------------
                                                          (Dollars in Thousands)
Debt securities issued by the U. S.
 Treasury and other U. S. Govern-
 ment corporations and agencies              $31,529        $181          $257        $31,453
Marketable equity securities                   1,676         214            45          1,845
Mortgage-backed securities                     5,945           5            23          5,927
Asset-backed securities                          237          --                          237
                                             ------------------------------------------------
                                             $39,387        $400          $325        $39,462
                                             ================================================



      Addition to Stockholders' Equity:
      (In Whole Dollars)
        Unrealized gain on Available for Sale Securities        $75,296
        Less tax effect                                          19,999
                                                                -------
        Net unrealized gain on Available for Sale Securities    $55,297
                                                                =======


          INFORMATION WITH RESPECT TO NONACCRUAL AND PAST DUE LOANS AT SEPTEMBER 30, 1997 AND 1996 AND DECEMBER 31, 1996 AND 1995


                                                          (Dollars in Thousands)
                                                    At September 30     At December 31
                                                    ---------------    ----------------
                                                     1997     1996      1996      1995
                                                    -----------------------------------

Nonaccrual Loans                                    $4,719   $4,518    $4,352    $2,695
Loans 90 days or more past due and still accruing      707      283       112        23
Real estate acquired by foreclosure
 or substantively repossessed                          245      550       308       633
Percentage of nonaccrual loans to total loans         2.21%    2.27%     2.19%     1.78%
Percentage of nonaccrual loans and real estate
 acquired by foreclosure or substantively
 repossessed to total assets                          1.67%    1.72%     1.88%     1.42%
Percentage of allowance for possible loan losses
 to nonaccrual loans                                 76.48%   78.35%    77.07%    92.69%


The $4.7 Million in nonaccrual loans consists of $4.5 Million of real estate mortgages and $.2 Million attributed to commercial loans. Of the total nonaccrual loans outstanding, $269,158 are restructured at September 30, 1997.

The Company's nonperforming assets as a total increased to $5.7 Million at September 30, 1997 from $4.8 Million reported at year end 1996. Nonaccrual loans, loans past due 90 days or more but still accruing, and real estate acquired by foreclosure or substantively repossessed are considered nonperforming assets by the Company. Contributing to this increase is a $1.6 Million commercial real estate loan that was classified as nonaccrual in March 1997. The borrower continues to make payments which are being applied to principal, however, management will retain the loan in the nonaccrual status until the loan becomes current. The real estate collateralizing this loan has an appraised value of $2.8 Million obtained in July 1997.

The net increase in the nonaccrual category from $4.4 Million at December 31, 1996 to $4.7 Million on September 30, 1997 is a combination of $2.4 Million loans placed into the nonaccrual status which includes the aforementioned loan, offset by $2.1 Million representing payments, loans resolved or charged off, and acquisitions of properties through the foreclosure process.

Loans 90 days or more past due but still accruing increased by $425,000 to $707,000 at September 30, 1997 when compared to $283,000 reported at September 30, 1996. This category consists of $673,000 real estate loans and $34,000 of personal and business loans. Management does not attribute the increase to any negative economic occurrence. Management believes that collection in full is imminent and does not foresee any potential losses in this category due to the excess value of collateral securing these loans compared to their outstanding balances.

Real estate acquired through foreclosure or substantively repossessed is comprised of three separate parcels totaling $245,241. Purchase and sales agreements have been received on two parcels, and it is anticipated that final closings will occur by mid November 1997.

The percentage of nonaccrual loans to total loans increased from 2.19% reported at year end 1996 to 2.21% at September 30, 1997. The increase is associated with the aforementioned loan of $1.6 Million classified as nonaccrual in March 1997. The percentage of nonaccrual loans and real estate acquired through foreclosure or substantively repossessed to total assets decreased to 1.67% from 1.88% reported at year end, primarily due to an increase in assets. The percentage of the Allowance for Possible Loan Losses to Nonaccrual Loans decreased slightly to 76% from 77% at year end 1996. The Company did not make any special provisions to the allowance for the aforementioned loan due to the excess in collateral values of approximately 43%.

        INFORMATION WITH RESPECT TO NONACCRUAL AND RESTRUCTURED LOANS AT SEPTEMBER 30, 1997 AND 1996 AND DECEMBER 31, 1996 AND 1995

                                                   (Dollars in Thousands)
                                             At September 30    At December 31
                                             ---------------------------------
                                              1997     1996      1996    1995
                                             ---------------------------------

Nonaccrual Loans                             $4,719   $4,518    $4,352  $2,695
Interest income that would have been
 recorded under original terms                  308      320       361     243
Interest income recorded during the period       39       71        62      21

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

Included in the $4,719,252 in nonaccrual loans are $4,118,129 which the Company has determined to be impaired, for which $1,239,333 have a related allowance for credit losses of $531,726 and $2,878,796 have no related allowance for credit losses.

The Company has $200,000 of potential problem loans for which payments are presently current. However, the borrowers are experiencing financial difficulty. These loans are subject to management's attention and their classification is reviewed monthly. If these loans should become nonperforming, the effect will be immaterial, due to the asset values of their collateral.

There were no other loans classified for regulatory purposes at September
30, 1997 that management reasonably expects will materially impact future operating results, liquidity or capital resources.


             ANALYSIS OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES



                                              (Dollars in Thousands)
                                           Six Months       Years Ended
                                        At September 30    At December 31
                                        ---------------   ---------------
                                         1997     1996     1996     1995
                                        ---------------------------------

Balance at January 1                    $3,354   $2,498   $2,498   $2,306
Charge Offs:
  Commercial                                40       73      276      184
  Real Estate - Construction                --       --       --       --
  Real Estate - Mortgage                   147        4        4       79
  Installment/Consumer                      56      145      159      134
                                        ---------------------------------
                                           243      222      439      397
Recoveries:
  Commercial                                12       57      332        1
  Real Estate - Construction                --       --       --       --
  Real Estate - Mortgage                     1      309       --       16
  Installment/Consumer                      35       42      107       22
                                        ---------------------------------
                                            48      408      439       39
                                        ---------------------------------
Net Charge Offs                            195     (186)       0      358
                                        ---------------------------------
Additions Charged to Operations            450      400      400      550
Allowance Attributable to Acquisition       --      456      456       --
Balance at End of Period                $3,609   $3,540   $3,354   $2,498
                                        =================================
Ratio of Net Charge Offs to
  Average Loans Outstanding                .09%   (0.11%)   0.00%    0.25%


The Allowance for Possible Loan Losses at September 30, 1997 was $3,609,073, compared to $3,354,311 at year end 1996. The Allowance for Possible Loan Losses as a percent of outstanding loans was 1.69% at September 30, 1997 and 1.69% at December 31, 1996.

The Bank provided $400,000 in 1996, $550,000 in 1995, and $450,000 as of
September 30, 1997 to the Allowance for Possible Loan Losses. Loans charged off were $439,229 in 1996, $396,639 in 1995, and $242,850 as of September
30, 1997. Recoveries on loans previously charged off were $439,788 in 1996, $39,553 in 1995, and $47,612 as of September 30, 1997. Management believes that the Allowance for Loan Losses of $3,609,073 is adequate to absorb any losses in the foreseeable future, due to the Bank's strong collateral position and the current asset quality.

The level of the Allowance for Possible Loan Losses is evaluated by management and encompasses several factors, which include but are not limited to, recent trends in the nonperforming loans, the adequacy of the assets which collateralize the nonperforming loans, current economic conditions in the market area, and various other external and internal factors.

This table shows an allocation of the allowance for loan losses as of the end of each of the periods indicated.


                                 September 30, 1997       December 31, 1996       December 31, 1995
                               ----------------------   ---------------------   ---------------------
                                           Percent of              Percent of              Percent of
                                            Loans in                Loans in                Loans in
                                              Each                    Each                    Each
                                            Category                Category                Category
                                            to Total                to Total                to Total
                                 Amount       Loans       Amount      Loans       Amount      Loans
                               ----------------------------------------------------------------------
                                                       (Dollars in Thousands)
Domestic:
  Commercial                   $  953(1)      18.31%    $  789(1)     15.70%    $  597(1)     11.35%
  Real estate - Construction       32          2.54%        41         3.46%        40         4.55%
  Real estate - mortgage        2,259(2)      76.03%     2,150(2)     77.42%     1,581(2)     80.04%
  Consumer(3)                     365(4)       3.12%       374(4)      3.42%       280(4)      4.06%
                               --------------------------------------------------------------------
                               $3,609        100.00%    $3,354       100.00%    $2,498       100.00%
                               ====================================================================

--------------------
<F1> Includes the following amounts specifically reserved for impaired loans:  $.00 as of September 30, 1997, $0.00 as of December 31, 1996 and
     $214,542 as of December 31, 1995 as required by Financial Accounting
     Standard No. 114, Accounting for Impairment of Loans.

<F2> Includes the following amounts specifically reserved for impaired loans:  $527,548 as of September 30, 1997, $838,290 as of December 31,
     1996 and $240,500 as of December 31, 1995 as required by Financial
     Accounting Standard No. 114, Accounting for Impairment of Loans.

<F3> Includes consumer, obligations of states and political subdivisions and other.

<F4> Includes the following amounts specifically reserved for impaired loans: $4,178 as of September 30, 1997, $0.00 as of December 31, 1996 and $0.00 as of December 31, 1995 as required by Financial Accounting
     Standard No. 114, Accounting for Impairment of Loans.


The loan portfolio's largest segment of loans is commercial real estate loans, which represent 52% of gross loans. Residential real estate, which is the second largest segment of the loan portfolio, represents 24% of gross loans. The Company requires a loan to value ratio of 80% in both commercial and residential mortgages. These mortgages are secured by real properties which have a readily ascertainable appraised value.

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

Commercial loans consist of loans predominantly collateralized by inventory, furniture and fixtures, and accounts receivable. In assessing the collateral for this type of loan, management applies a 40% liquidation value to inventories, 25% to furniture, fixtures and equipment; and 60% to accounts receivable. Commercial loans represent 18.3% of the loan portfolio.

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


Results of Operations
---------------------

Income and expenses during the first nine months of 1997 compared to the same period of the previous year reflect certain significant variances primarily due to the acquisition of the National Bank of Fairhaven in the third quarter of 1996.

Net interest income increased by $2,163,146 to $9,488,650 on September 30, 1997, when compared to $7,325,504 earned during the same period in 1996. Interest earned increased by $3,407,822 during the nine month period, mostly due to the acquired loan and investment portfolios, as well as new loan originations throughout 1997. This increase in interest income was offset by an increase in interest expense of $1,244,676 due to a larger deposit base, primarily attributed to deposits assumed through the merger.

The Provision for Loan Losses is a charge against earnings, which in turn funds the Allowance for Possible Loan Losses. The Company's provision for the nine months ending September 30, 1997 was $450,000. During the same period in the prior year, the provision was $400,000.

Total Other Income increased by $303,544, from $944,669 as of September 30, 1996 to $1,248,213 as of September 30, 1997. Service charges on deposit accounts, the largest component of Other Income, increased by $65,860, due to the expansion of our customer base into the Fairhaven and New Bedford communities. Also, our new drive-up facility at the Brayton Avenue office continues to attract new account relationships. As a result of favorable market conditions, the Bank sold various marketable equity securities that had appreciated in value. Realized gains on the sale of these securities for the nine months amounted to $312,865, compared to gains of $101,248 realized during the same nine months of the prior year. The market trends of these types of securities are monitored very closely and acted upon when management feels it is advantageous to do so. Other income reflected an increase of $26,067 of which $22,082 was derived from the rental of safe deposit boxes acquired through the merger, $10,131 of interest earned on escrowed funds during the stock tendering process affiliated with the acquisition of the National Bank of Fairhaven, and the remaining decrease of $6,146 was attributed to a gain on the sale of an asset recorded in 1996, with no asset sales in 1997.

Total Other Expense increased by $1,627,021 for the first nine months in 1997 to $6,843,404 from $5,216,383 reported for the same period in 1996. Salaries and employee benefits, which are the largest component of Other Expense, increased by $935,243 due to general wage adjustments, increases in employee benefits and the retention of 29 officers and employees from the National Bank of Fairhaven who are now permanent employees of Slade's Ferry Trust Company.

Occupancy and equipment expense combined increased by $221,715 due to additional depreciation expense attributed to the new teller equipment, new drive-up facility at the Brayton Avenue office, and fixed assets acquired from the National Bank of Fairhaven. In addition, lease expense also increased due to the facilities rented at the New Bedford office. The Bank also realized a loss of $27,166 resulting from the sale of Other Real Estate Owned during the current period, compared to a gain of $657 in the previous year. Although properties in Other Real Estate Owned have been reduced, the Bank had to write down the value of one property to fair market value by $6,449 in the current period, compared to a $30,000 writedown in the previous year.

The following table sets forth the components of the line item Other Expense, which reflects an increase of $98,000 for the three month period ending September 30, 1997 and an increase of $466,000 for the first nine months in 1997.

                                      Third Quarter              Nine Months
                                  --------------------     -----------------------
                                  1997   1996   Change     1997     1996    Change
                                  ------------------------------------------------
                                                   (In Thousands)
Amortization of Goodwill          $ 57   $ 40    $ 17     $  170   $   40    $130

Advertising & Public Relations      94    107     (13)       257      184      73

Stationery & Supplies               69     57      12        245      169      76

Communications                      66     63       3        203      172      31

FDIC Insurance Premiums             28      5      23         53        6      47

Professional Fees &
 Other Services                    185    143      42        500      415      85

Other                              134    120      14        341      317      24
                                  -----------------------------------------------

Other Expense                     $633   $535    $ 98     $1,769   $1,303    $466
                                  ===============================================

Amortization of Goodwill is a new expense item resulting from the acquisition of the National Bank of Fairhaven in August, 1996. This goodwill is the premium paid above the book value to the stockholders of Fairbank Inc., parent company of the National Bank of Fairhaven. Goodwill is to be amortized over a fifteen year period. The increase in Advertising and Public Relations expense during the first nine months of 1997 when compared to the same period of the previous year is attributed to promoting the Slade's Ferry Bank name in the Greater New Bedford market area. Additional expense for stationery and supplies is due to the increase in inventory necessary to maintain the branches acquired. The increase in Communications Expense is a result of the larger customer base now being serviced due to the acquisition of the National Bank of Fairhaven. FDIC Insurance increased primarily due to the increase in our deposit base due to the merger, and a change in the Bank's risk classification used to determine the deposit insurance assessment rate.

Professional and Other Service fees was up for the nine month period ending September 30, 1997 primarily due to increases in legal fees, collection and repossession expense and other expenses associated with outside professional services. Other Expense has increased through normal business transactions due to the increased asset base after the acquisition.

Income before income taxes for the nine month period ending September 30, 1997 was $3,443,459, an increase of $789,669 compared to $2,653,790 recorded for the same period in the prior year. Applicable income taxes for the nine month period ending September 30, 1997 was $1,380,503, an increase of $348,103 when compared to $1,032,400 expensed in the prior year. This resulted in net earnings of $2,062,956 or $0.70 per share for the first nine months of 1997. Net earnings for the same period in 1996 were $1,621,390 or $0.59 per share.

The results of operation for the third quarter in 1997 indicates that net interest income was up by $663,655 to $3,368,399 from $2,704,744 earned during the third quarter of 1996. The Provision for Loan Losses was increased to $150,000 during the current year's third quarter, from the $100,000 provision booked during the same period in the prior year. Management increased its provision based on the current assessment of the Allowance for Possible Loan Losses.

Other Income increased by $68,380 for the three months ending September 30, 1997 primarily attributable to realized gains on the sale of equity securities due to market conditions.

Total Other Expenses for the third quarter in 1997 were $2,375,132, up by $395,807 from $1,979,325 reported for the same quarter in 1996. Salaries and benefits, the largest component of this category, were up by $222,811 due to the additional staff acquired from the National Bank of Fairhaven and general wage adjustments. Occupancy and equipment expense combined increased by $35,189 for the third quarter in 1997, when compared to the same period in 1996. This increase is due to additional depreciation expense, lease payments, and general repairs and maintenance. In the third quarter of 1997, the Bank incurred a loss of $33,491 on the sale of two Other Real Estate Owned (OREO) properties, whereas no gains or losses were realized in the same quarter of 1996.

Writedown on OREO properties in the third quarter of 1997 totaled $6,449, compared to no writedown in the same quarter of 1996. The Bank appraises OREO properties annually, and if the appraisal is less than the book value, a writedown is incurred.

The line item Other Expense for the third quarter in 1997 increased by $97,867 to $633,290, from $535,423 reported for the same period in the previous year. Amortization of Goodwill is a new item due to the premium paid above book value of Fairbank, Inc. Goodwill expense was $57,000, representing three months of amortization, whereas the $40,000 in 1996 represented only two months. Advertising and Public Relations expense decreased by $13,000 due to the additional expenses in the third quarter of 1996 attributed to promoting the Slade's Ferry Bank name in the Greater New Bedford area as a result of the merger on August 26, 1996. Other items showing increases were stationery and supplies, communication expense, FDIC Insurance premiums, and other various expenses totaling $52,000. These increases were attributed to the additional branches and larger customer base. Professional Fees and Other Service Fees were up $42,000 for the three months ending September 30, 1997 due to increased legal and collection and repossession expenses.

Income before taxes for the third quarter in 1997 was up by $286,228 to $1,214,800 from $928,572 reported for the same period in the prior year. Applicable income taxes increased by $104,649 to $486,385 when compared to $381,736 reported in the prior year.

The net income for the three month period ending September 30, 1997 was $728,415 or $0.23 per share, up by $181,579 or $0.03 per share, when compared to $546,836 or $0.20 per share earned in the same period in 1996.

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

At September 30, 1997, the Bank's liquidity ratio stood at 23.0% as compared to 26.5% at December 31, 1996. The liquidity ratio is determined by dividing the Bank's short term assets (cash and due from banks, interest bearing deposits due from other banks, securities, and federal funds sold, net of pledged securities and reserve requirements) by the Bank's total deposits. Management believes the Bank's liquidity to be adequate to meet the current and presently foreseeable needs of the Bank.

The comparison of cash flows for nine months ending September 30, 1997 and 1996 indicates cash flows, as a result of operating activities, remained relatively the same showing a decrease of $7,569 during the current period compared to the same period in 1996.

Cash flows from investing activities show an increase in cash used of $25,707,255 when compared to 1996. Purchases of securities as of September 30, 1997 increased by $8,114,011 when compared to the same six months in 1996 and maturities of securities decreased by $7,484,367. The remaining change in cash used in investing activities is represented by the net cash provided by the acquisition of the National Bank of Fairhaven amounting to $11,419,869 as of September 30, 1996.

Cash provided by financing activities for the nine months in 1997, when compared to the same period in 1996, increased by $781,783. Proceeds from issuance of stock increased by $3,979,111 mainly attributable to the offering that was in effect from mid May to mid June 1997, combined with transactions resulting from the Dividend Reinvestment Plan. Also adding to the increase in cash flows from financing activities was an increase in time deposits of $8,404,183 offset by a decrease in demand deposits, NOWs, Money Market and savings accounts of $11,062,322.

Capital
-------

At September 30, 1997, the Company had total capital of $25,672,500. This represents an increase of $5,825,175 from $19,847,325 reported on December 31, 1996. The increase in capital was a combination of several factors. Additions consisted of $3,866,171 of the net proceeds derived from the recent public offering of the Company's common stock and nine months earnings of $2,062,956. Other additions to capital were transactions originating through the Dividend Reinvestment Program whereby 10,477.491 shares were issued for cash contributions of $108,310 and 19,988.125 shares were issued for $191,221 in lieu of cash dividend payments. These additions were offset by dividends paid of $461,408.

Also, affecting capital is the adjustment for net unrealized gains or losses, net of taxes, on securities classified as Available for Sale. On December 31, 1996 the Available for Sale portfolio had unrealized losses, net of taxes, of $2,628, and on September 30, 1997, as a result of current market values, the portfolio reflects unrealized gains, net of taxes, of $55,297 which is an adjustment from capital.

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

At September 30, 1997 the actual Risk Based Capital of the Bank was $20,812,000 for Tier 1 Capital, exceeding the minimum requirements of $8,501,280 by $12,310,720. Total Capital of $23,480,000 exceeded the minimum requirements of $17,002,560 by $6,477,440 and Leverage Capital of $20,812,000 exceeded the minimum requirements of $11,835,520 by $8,976,480.

The table below illustrates the capital ratios of the Company and the Bank on September 30, 1997 and at December 31, 1996.


                             Well     September 30, 1997    December 31, 1996
                         Capitalized  ------------------    -----------------
                         Requirement  Bancorp     Bank      Bancorp     Bank
                         ----------------------------------------------------
Total Capital (to Risk
 Weighted Assets)            10%       11.82%    11.05%      9.56%      9.51%

Tier I Capital (to Risk
 Weighted Assets)             6%       10.57%     9.79%      8.27%      8.22%

Leverage Capital (to
 Average Assets)              5%        7.59%     7.03%      5.70%      5.66%


In addition to the "minimum" capital requirements, "well capitalized" standards have also been established by the Federal Banking Regulators. As a result of the merger, the Bank did not meet the "well capitalized" standards as of December 31, 1996. However, as of September 30, 1997, the Bank now meets the "well capitalized" requirements.


                                   PART II
                              OTHER INFORMATION

ITEMS 1-4

None

ITEM 5.  Other Information

At a Board of Directors meeting held on October 14, 1997, the Board voted to enlarge the Board to seventeen Directors and the following individuals were elected to serve as Directors of Slade's Ferry Bancorp and Slade's Ferry Trust Company. Each new director was assigned to a specific class of Directors with the term of expiration as set forth below.

                Class III - Term Expires Annual Meeting 1998
                --------------------------------------------

William Q. MacLean Jr., Vice President of Cornish & Company, Inc. Insurance in Fairhaven, Massachusetts since prior to 1992 and President/Founder of MacLean Consulting, Inc., a general business consulting company in Boston, Massachusetts.

David F. Westgate, President of Quequechan Management Corp., a management consulting firm located in Fall River, Massachusetts since prior to 1992, and former Senior Vice President/Senior Lending Officer of the Bank of New England South.

                 Class I - Term Expires Annual Meeting 1999
                 ------------------------------------------

Lawrence J. Oliveira DDS, Orthodontist from New Bedford and Mattapoisett, Massachusetts since prior to 1992; Past Director of the former New Bedford Institution for Savings.

                 Class II - Term Expires Annual Meeting 2000
                 -------------------------------------------

Melvyn A. Holland, Managing Partner of Rosenfield, Holland & Raymon PC, Certified Public Accountants of New Bedford, Massachusetts, since prior to 1992.

Shaun O'Hearn, President of Bolger & O'Hearn, Inc., a color and chemicals company in Fall River, Massachusetts, since prior to 1992.

ITEM 6.

None


                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SLADE'S FERRY BANCORP
                                       -------------------------------------
                                       (Registrant)


November 10, 1997                      /s/  Kenneth R. Rezendes
---------------------                  -------------------------------------
(Date)                                 (Signature)       Kenneth R. Rezendes
                                                                   President


November 10, 1997                      /s/  James D. Carey
---------------------                  -------------------------------------
(Date)                                (Signature)             James D. Carey
                                                    Executive Vice President


November 10, 1997                      /s/  Ralph S. Borges
---------------------                  -------------------------------------
(Date)                                 (Signature)           Ralph S. Borges
                                                                   Treasurer
                                                     Chief Financial Officer
                                                    Chief Accounting Officer