Form 10KSB
period 1997-12-31
SLADES FERRY BANCORP
filed 1998-03-31
CIK 857499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                 FORM 10-KSB

  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

Commission file number   33-47248


                            SLADE'S FERRY BANCORP
           (Exact name of registrant as specified in its charter)


              MASSACHUSETTS                          04-3061936
     (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)          Identification Number)


       100 Slade's Ferry Avenue
        Somerset, Massachusetts                        02726
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code:           (508) 675-2121

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

                      Yes     X          No    ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this form 10-KSB.      [X]

Registrant's revenues for fiscal year ended December 31, 1997:  $24,712,716.

The aggregate market value of the voting stock of Slade's Ferry Bancorp, held by nonaffiliates of the registrant as of December 31, 1997 was approximately $41,551,766.09. On that date, there were 3,236,712.658 shares of Slade's Ferry Bancorp Common Stock, $.01 par value $.01, outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

ANNUAL REPORT to security holders for fiscal year ended December 31, 1997 incorporated by reference into Part II. Proxy Statement for Annual Meeting of Stockholders April 13, 1998 incorporated by reference into Part III.

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

      While the Company investigates opportunities to acquire other banks or bank facilities when they occur and may in the future acquire other banks, financial institutions, or bank facilities, it is not currently engaged in any such acquisition.

Employees

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

      During the past three years, assets of the Bank increased by $108 Million of which $50 Million is attributed to overall growth and $58 Million attributed to the acquisition of the National Bank of Fairhaven, which occurred in August 1996. The Bank currently has 10 banking facilities extending east from Seekonk, Massachusetts to Fairhaven, Massachusetts. The Bank also provides limited banking services at the Somerset High School.
The Bank employs 129 full-time employees and 56 part-time employees.

      The Bank currently services numerous communities in Southeastern Massachusetts and contiguous areas of Rhode Island through its ten facilities in Fall River, Somerset, Swansea, Seekonk, New Bedford and Fairhaven.

      The Bank's major customer base consists of over 30,000 personal savings, checking and money market accounts and 7,200 personal certificates of deposit and individual retirement accounts. Its commercial base consists of over 3,200 checking, money market, corporate, and certificate of deposit accounts.

      The Bank does not have any major target accounts, nor does it derive a material portion of its deposits from any single depositor. It is a retail bank that services the needs of the local communities, and its loans are not concentrated within any single industry or group of related industries that would have any possible adverse effect on the business of the Bank. The Bank's business is not seasonal and its loan demand is well diversified. As of December 31, 1997, commitments under standby letters of credit aggregate approximately $2,356,380.

Services

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

      Bank regulators have implemented risk based capital guidelines that require a bank to maintain certain minimum capital as a percent of such bank's assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk adjusted assets). Under the requirements a minimum level of capital will vary among banks on safety and soundness of operation. At December 31, 1997 the minimum regulatory capital level of Risk Based Capital was 4% for Tier 1 Capital, 8% for Total Capital and Leverage Capital was 4%.

      The Company, the Bank, the Slade's Ferry Realty Trust, and the Slade's Ferry Securities Corporation are "affiliates" within the meaning of the Federal Reserve Act. Certain provisions of the Federal Reserve Act, made applicable to the Bank by Section 18(j) of the Federal Deposit Insurance Act and administered with respect to the Bank by the FDIC, limit the amounts of and establish collateral requirements with respect to the Bank's loans or extensions of credit to and investments in affiliates. In addition, related provisions of the Federal Reserve Act and FRB regulations also administered with respect to the Bank by the FDIC limit the amounts of and establish required procedures and credit standards with respect to loans and other extensions of credit to officers, directors and principal stockholders of the Bank, of the Company, and of any subsidiaries of the Company, and to related interests of such persons.

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

I. DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

      The following table sets forth the Company's average assets, liabilities, and stockholders' equity, interest income earned and interest paid, average rates earned and paid, and the net interest margin for the periods ending December 31, 1997, December 31, 1996, and December 31, 1995. Averages are daily averages.

                                             1997                             1996                             1995
                                 --------------------------------  -------------------------------  -------------------------------
                                 Average   Interest(1)  Avg. Int.  Average  Interest(1)  Avg. Int.  Average  Interest(1)  Avg. Int.
(Dollars in Thousands)           Balance   Rate         Rate       Balance  Rate         Rate       Balance  Rate         Rate
-----------------------------------------------------------------------------------------------------------------------------------

ASSETS:

Earning Assets(1)
  Commercial Loans               $ 36,195  $ 3,466       9.58%     $ 23,440 $ 2,191       9.35%     $ 17,478 $ 1,705       9.75%
  Commercial Real Estate          110,093   10,740       9.76        90,576   9,035       9.98        70,060   6,703       9.57
  Residential Real Estate          52,894    4,116       7.78        50,486   3,788       7.50        48,901   3,706       7.58
  Consumer Loans                    6,503      659      10.13         6,094     613      10.06         5,630     628      11.15
-------------------------------------------------------------------------------------------------------------------------------
  Total Loans                     205,685   18,981       9.23       170,596  15,627       9.16       142,069  12,742       8.97
  Federal Funds Sold               11,309      607       5.37        14,994     783       5.22        10,361     598       5.77
  U.S. Treas/Govt Agencies         49,682    3,099       6.24        43,871   2,715       6.19        45,300   2,924       6.45
  States & Political
   Subdivisions                     6,948      477       6.87         5,959     400       6.71         4,753     339       7.13
  Mutual Funds                        301       15       4.98           241      13       5.39           170       8       4.71
  Marketable Equity Securities      2,518      120       4.77         1,946      75       3.85         1,098      39       3.55
  Other Investments                   126        8       6.35           197      15       7.61            55       4       7.27
-------------------------------------------------------------------------------------------------------------------------------
  Total Earning Assets            276,569  $23,307       8.43%      237,804 $19,628       8.25%      203,806 $16,654       8.17%
-------------------------------------------------------------------------------------------------------------------------------
  Allowance for Possible Loan
   Losses                          (3,474)                           (2,958)                          (2,450)
  Unearned Income                    (665)                             (597)                            (434)
  Cash and Due From Banks          11,366                             9,565                            8,387
  Other Assets                     14,022                             9,489                            9,016
-------------------------------------------------------------------------------------------------------------------------------
  Total Assets                   $297,818                          $253,303                         $218,325
===============================================================================================================================

LIABILITIES & STOCKHOLDERS' EQUITY:
  Savings                        $ 42,642  $ 1,067       2.50%     $ 40,246 $ 1,006       2.50%     $ 37,790 $   955       2.53%
  NOW's                            37,739    1,202       3.19        28,788     858       2.98        21,568     757       3.51
  Money Market Accounts            14,116      281       1.99        13,326     272       2.04        16,355     332       2.03
  CD's > $100M                     23,162    1,256       5.42        18,813   1,104       5.87        15,403     856       5.56
  Other Time Deposits             109,278    6,460       5.91        97,957   5,754       5.87        82,290   4,801       5.83
  Other Borrowings                  2,114      146       6.91         1,374      86       6.26         1,179      63       5.34
-------------------------------------------------------------------------------------------------------------------------------
  Total Interest-bearing
   Liabilities                    229,051  $10,412       4.55%      200,504 $ 9,080       4.53%      174,585 $ 7,764       4.45%
-------------------------------------------------------------------------------------------------------------------------------
  Demand Deposits                  43,724                            33,572                           26,674
  Other Liabilities                 1,847                               493                               91
-------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities               274,622                           234,569                          201,850
-------------------------------------------------------------------------------------------------------------------------------
  Common Stock                         30                                28                               26
  Paid-in Capital                  16,899                            14,393                           12,871
  Retained Earnings                 6,308                             4,486                            4,227
  Net Unrealized Loss on
   Available-for-Sale
   Securities                         (41)                             (173)                            (649)
-------------------------------------------------------------------------------------------------------------------------------
  Total Stockholders' Equity       23,196                            18,734                           16,475
-------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities &
   Stockholders' Equity          $297,818                          $253,303                         $218,325
===============================================================================================================================
  Net Interest Income                      $12,895                            $10,548                        $ 8,890
===============================================================================================================================
  Net Interest Spread                                    3.88%                            3.72%                            3.72%
===============================================================================================================================
  Net Yield on Earning Assets                            4.66%                            4.44%                            4.36%
===============================================================================================================================

<F1>  On a fully taxable equivalent basis based on tax rate of 34%. Interest income on investments and net interest income includes a fully taxable equivalent adjustment of $157,000 in 1997, $133,000 in 1996, and $113,000 in 1995.
<F2>  Average balance includes non-accruing loans. The effect of including such loans is to reduce the average rate earned on the Company's loans.


NET INTEREST INCOME - CHANGES DUE TO VOLUME AND RATE(1)

                                              1997 vs 1996                          1996 vs 1995
                                                Increase                              Increase
                                               (Decrease)                            (Decrease)
                                    --------------------------------      --------------------------------
                                    Total        Due to       Due to      Total        Due to       Due to
(Dollars in Thousands)              Change(1)    Volume       Rate        Change(1)    Volume       Rate
----------------------------------------------------------------------------------------------------------

Interest Income:
  Federal Funds Sold                $ (176)      $ (195)      $  19       $  185       $  255       $  (70)
  US Treas/Govt Agencies               384          361          23         (209)         (90)        (119)
  States & Political Subdivisions       77           67          10           61           83          (22)
  Mutual Funds                           2            3          (1)           5            4            1
  Marketable Securities                 45           24          21           36           11           (3)
  Other Investments                     (7)          (5)         (2)          11           33            6
  Commercial Loans                   1,275        1,207          68          486          569          (83)
  Commercial Real Estate             1,705        1,926        (221)       2,332        2,005          327
  Residential Real Estate              328          184         144           82          119          (37)
  Consumer Loans                        46           41           5          (15)          50          (65)
----------------------------------------------------------------------------------------------------------
  Total Interest Income              3,679        3,613          66        2,974        3,039          (65)
----------------------------------------------------------------------------------------------------------

Interest Expense:
  Savings Accounts                      61           61         -0-           51           62          (11)
  NOW Accounts                         344          275          69          101          234         (133)
  Money Market Accounts                  9           16          (7)         (60)         (62)           2
  CD's > 100 M                         152          246         (94)         248          195           53
  Other Time Deposits                  706          667          39          953          917           36
  Other Borrowings                      60           49          11           23           11           12
----------------------------------------------------------------------------------------------------------
  Total Interest Expense             1,332        1,314          18        1,316        1,357          (41)
----------------------------------------------------------------------------------------------------------
Net Interest Income                 $2,347       $2,299       $  48       $1,658       $1,682       $  (24)
==========================================================================================================

<F1>  Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated equally to changes due to volume and changes due to rate.
<F2>  The change in interest on investments and not interest income includes interest on a fully taxable equivalent basis based on a tax rate of 34$.

Interest Rate Sensitivity

      A formal measurement that is incorporated in the Asset/Liability management process is the monthly analysis of the interest rate (Gap) table. The table for the period ending December 31, 1997 is set forth below. This measurement provides a static analysis of repricing opportunities of the balance sheet. It is prepared by categorizing assets and liabilities into time periods based on the next repricing opportunity. The analysis determines the net dollar amount of assets less liabilities that are repricing at various time periods.

      The Company has an Asset/Liability Committee that reports to the Board of Directors. Its objective is to monitor the exposure of planned net interest margins to unexpected changes due to interest rate fluctuations. These efforts also affect loan pricing, deposit interest rate strategies, asset mix and volume guidelines, liquidity and capital planning.

      At December 31, 1997, the analysis indicates the Company's interest rate risk to have a reliance on short term liabilities. This position would have an adverse effect on the Company's earnings in a rising rate environment and conversely a positive effect on earnings in a decreasing rate environment.

Repricing period at December 31, 1997
-------------------------------------
                                       3 Months      4 Months       1 Year to      2 Year to      5 Years
(Dollars in Thousands)                 or Less       to 1 Year      2 Years        5 Years        & Over         Total
----------------------------------------------------------------------------------------------------------------------

INTEREST-EARNING ASSETS
  Loans                                $ 65,735      $ 75,467       $ 24,415       $ 30,265       $ 13,214       $209,096
  Investments                             3,527        11,689          6,308         19,299         17,062         57,885
  Federal Funds Sold                      7,000             0              0              0              0          7,000
-------------------------------------------------------------------------------------------------------------------------
  Total Interest-Earning Assets        $ 76,262      $ 87,156       $ 30,723       $ 49,564       $ 30,276       $273,981
=========================================================================================================================
  Cumulative RSA                       $ 76,262      $163,418       $194,141       $243,705       $273,981
=========================================================================================================================

INTEREST-BEARING LIABILITIES
  Regular Savings                      $ 41,909           ---            ---            ---            ---       $ 41,909
  NOW Accounts                           39,194           ---            ---            ---            ---         39,194
  Money Market Accounts                  13,940           ---            ---            ---            ---         13,940
  Time Deposits $100,000 & Over           5,897        14,140          3,074            ---            ---         23,111
  Other Time Deposits                    35,127        56,579          9,142          8,092            ---        108,940
-------------------------------------------------------------------------------------------------------------------------
  Total Deposits                        136,067        70,719         12,216          8,092            ---        227,094
  Federal Funds Purchased                   ---           ---            ---            ---            ---            ---
  Other Interest-Bearing Liabilities      1,200           ---            945            ---            430          2,575
-------------------------------------------------------------------------------------------------------------------------
  Total Interest-Bearing Liabilities   $137,267      $ 70,719       $ 13,161       $  8,092       $    430       $229,669
=========================================================================================================================
  Cumulative RSL                       $137,267      $207,986       $221,147       $229,239       $229,669
=========================================================================================================================
  Gap                                   (61,005)       16,437         17,562         41,472         29,846         44,312
  Cumulative Gap                        (61,005)      (44,568)       (27,006)        14,466         44,312
  RSA/RSL                                  (.56)         1.23           2.33           6.13          70.41
  Cumulative RSA/RSL                       (.56)         (.79)          (.88)          1.06           1.19

II.  INVESTMENT PORTFOLIO

      The following table shows the book value of the major categories of investment securities Held-to-Maturity for the years indicated:

                                             At December 31,
                                     ---------------------------------
(Dollars in Thousands)               1997         1996         1995
----------------------------------------------------------------------

US Treasury Securities and
  Obligations of US Government
  Corporations and Agencies          $ 9,415      $13,193      $15,690

Obligations of States and
  Political Subdivisions               7,976        6,131        6,024

Mortgage-backed securities               209          257           17

Other Debt Securities                      1            6          105
----------------------------------------------------------------------

Total                                $17,601      $19,587      $21,836
======================================================================

      In the following table, the carrying value of Held-to-Maturity securities maturing within stated periods as of December 31, 1997, is shown with the weighted average interest yield from securities falling within the range of maturities:

                            US Treasury     Obligations
                            & Government    of States &         Mortgage-         Other
                            Corporations    Political           Backed            Debt
(Dollars in Thousands)      Agencies        Subdivisions(1)     Securities(1)     Securities     Total
------------------------------------------------------------------------------------------------------

Due in 1 year or less:
  Amount                    $4,567          $  689              $   11            $    1         $ 5,268
  Yield                       5.82%           5.97%               8.00%             7.50%           5.84%

Due in 1 to 5 years:
  Amount                    $4,098          $3,192              $  198            $  ---         $ 7,488
  Yield                       6.38%           6.84%               6.97%              ---            6.59%

Due in 5 to 10 years:
  Amount                    $  750          $3,964              $  ---               ---         $ 4,714
  Yield                       7.19%           6.95%                ---               ---            6.99%

Due after 10 years:
  Amount                       ---          $  131                 ---               ---         $   131
  Yield                        ---            6.11%                ---               ---            6.11%
--------------------------------------------------------------------------------------------------------

  Amount                    $9,415          $7,976              $  209            $    1         $17,601
========================================================================================================

  Yield                       6.17%           6.81%               7.02%             7.50%           6.47%
========================================================================================================

      The following table shows the amortized cost basis of the major categories of Available-for-Sale securities for the years indicated:

                                                At December 31,
                                        ---------------------------------
(Dollars in Thousands)                  1997         1996         1995
-------------------------------------------------------------------------

US Treasury Securities and
  Obligations of US Government
  Corporations and Agencies             $30,402      $32,793      $31,678

Mortgage-backed Securities                7,747        2,469        3,618

Asset-backed Securities                     234          246          -0-

Marketable Equity Securities (net)        1,565        1,775        1,397
-------------------------------------------------------------------------

Total                                   $39,948      $37,283      $36,693
=========================================================================

      In the following table, the amortized cost basis of Available-for-Sale securities maturing within stated periods as of December 31, 1997, is shown with the weighted average interest yield from securities falling within the range of maturities:

                            US Treasury
                            & Government     Mortgage-        Asset-
                            Corporations     Backed           Backed
(Dollars in Thousands)      Agencies         Securities(1)    Securities      Total
-----------------------------------------------------------------------------------

Due in 1 year or less:
  Amount                    $ 5,049          $  654           $---            $ 5,703
  Yield                        5.10%           6.03%           ---               5.21%

Due in 1 to 5 years:
  Amount                     18,057           5,487            ---             23,544
  Yield                        6.37%           6.71%           ---               6.45%

Due in 5 to 10 years:
  Amount                      7,296           1,606            ---              8,902
  Yield                        6.84%           7.17%           ---               6.90%

Due after 10 years:
  Amount                                                       234                234
  Yield                                                       6.67%              6.67%
-------------------------------------------------------------------------------------

  Amount                    $30,402          $7,747           $234            $38,383
=====================================================================================

  Yield                        6.27%           6.75%          6.67%              6.37%
=====================================================================================

      The following table shows the amortized cost basis and fair value of the major categories of Held-to-Maturity securities as of December 31, 1997:

                                                                              Gross
                                                           Gross              Unrealized
                                            Amortized      Unrealized         Holding
(Dollars in Thousands)                      Cost Basis     Holding Gains      Losses        Fair Value
------------------------------------------------------------------------------------------------------

Debt securities issued by the U.S.
 Treasury and other U.S.
 Government corporations and agencies       $ 9,415        $ 56               $ 4           $ 9,467

Debt securities issued by
 states of the United States
 and political subdivisions of
 the states                                   7,976         106                13             8,069

Mortgage-backed securities                      209           3                 0               212

Other debt securities                             1           0                 0                 1
---------------------------------------------------------------------------------------------------

Total                                       $17,601        $165               $17           $17,749
===================================================================================================

      Investments in Available-for-Sale securities are carried at fair value on the balance sheet and are summarized as follows as of December 31, 1997.

                                                                            Gross
                                                         Gross              Unrealized
                                         Amortized       Unrealized         Holding
(Dollars in Thousands)                   Cost Basis      Holding Gains      Losses         Fair Value
-----------------------------------------------------------------------------------------------------

Debt securities issued by the U.S.
 Treasury and other U.S. Government
 corporations and agencies               $30,402         $ 84               $ 91           $30,395

Marketable Equity                          1,565          302                 71             1,796

Mortgage-backed securities                 7,747           24                 20             7,751

Asset-backed securities                      234            0                  0               234
--------------------------------------------------------------------------------------------------

Total                                    $39,948         $410               $182           $40,176
==================================================================================================

Increase in Stockholder's Equity:
  (In Whole Dollars)

  Net unrealized gain on
   Available-for-Sale Securities                $227,807
  Less tax effect                                 78,520
                                                --------
                                                $149,287
                                                ========

III.  LOAN PORTFOLIO

      The following table shows the Company's amount of loans by category at the end of each of the last five years.

                                                                            At December 31
                                                   --------------------------------------------------------------------
(Dollars in Thousands)                             1997           1996           1995           1994           1993
-----------------------------------------------------------------------------------------------------------------------

Commercial, financial and agricultural             $ 36,641       $ 31,244       $ 16,744       $ 17,123       $ 16,309
Real estate - construction and land development       6,678          6,891          6,865          2,290          4,651
Real estate - residential                            55,477         59,500         50,472         50,938         48,088
Real estate - commercial                            108,008         94,545         70,749         59,625         50,310
Consumer                                              6,747          6,681          6,149          6,097          6,550
Obligations of states and political subdivisions          9             16             23             29            136
Other                                                   176            109             85             89             34
-----------------------------------------------------------------------------------------------------------------------
                                                   $213,736       $198,986       $151,087       $136,191       $126,078

Allowance for Possible Loan Losses                   (3,694)        (3,354)        (2,498)        (2,306)        (1,954)
Unamortized adjustment to fair value                    (42)           (54)             0              0              0
Unearned Income                                        (690)          (643)          (520)          (403)          (313)
-----------------------------------------------------------------------------------------------------------------------
Net Loans                                          $209,310       $194,935       $148,069       $133,482       $123,811
=======================================================================================================================

      The following table shows the maturity distributions and interest rate sensitivity of selected loan categories at December 31, 1997.

                                             Within One     One to Five     After Five
(Dollars in Thousands)                       Year           Years           Years         Total
-----------------------------------------------------------------------------------------------

Commercial, financial, and agricultural      $19,311        $11,961         $5,369        $36,641

Real Estate - construction                     1,671            479          4,528          6,678
-------------------------------------------------------------------------------------------------

Total                                        $20,982        $12,440         $9,897        $43,319
=================================================================================================

      The following table shows the amounts, included in the table above, which are due after one year and which have fixed interest rates and adjustable rates:

                                                        Total Due After One Year
                                             ------------------------------------------
(Dollars in Thousands)                       Fixed Rate      Adjustable Rate      Total
---------------------------------------------------------------------------------------

Commercial, financial, and agricultural      $4,762          $12,568              $17,330

Real Estate - construction                      273            4,734                5,007
-----------------------------------------------------------------------------------------

Total                                        $5,035          $17,302              $22,337
=========================================================================================

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

                                                                December 31
                                           ----------------------------------------------------
(Dollars in Thousands)                     1997        1996        1995        1994        1993
-----------------------------------------------------------------------------------------------

Nonaccrual loans                           $4,597      $4,352      $2,695      $3,238      $4,084

Loans 90 days or more past due
 and still accruing                           147         112          23         204         427

Real estate acquired by foreclosure
   or substantively repossessed               159         308         633         888       2,160
-------------------------------------------------------------------------------------------------

Total nonperforming assets                 $4,903      $4,772      $3,351      $4,330      $6,671
=================================================================================================
Percentage of nonaccrual loans to total
 loans                                       2.15%      2.19%        1.78%       2.38%       3.24%

Percentage of nonaccrual loans,
 restructured loans and real estate
 acquired by foreclosure or
 substantively repossessed to total
 assets                                      2.00%      1.88%        1.62%       2.20%       3.18%

Percentage of Allowance for Possible
 Loan Losses to Nonaccrual Loans            80.36%      77.07%      92.69%      71.22%      47.85%

      Nonaccrual loans include restructured loans of $263,000 at December 31, 1997; $398,000 at December 31, 1996; $425,000 at December 31, 1995; and
$286,000 at December 31, 1994.

      Information with respect to nonaccrual and restructured loans for the past five years ending December 31 is as follows:

                                                                     December 31
                                                ----------------------------------------------------
(Dollars in Thousands)                          1997        1996        1995        1994        1993
----------------------------------------------------------------------------------------------------

Nonaccrual loans                                $4,597      $4,352      $2,695      $3,238      $4,084

Interest income that would have been
  recorded under original terms                 $  394      $  361      $  243      $  242      $  443

Interest income recorded during the period      $   58      $   62      $   21      $   19      $  115

      Nonperforming assets include nonaccrual loans, loans past due 90 days or more and still accruing, restructured loans not performing in accordance with amended terms, and other real estate acquired through foreclosure. Nonperforming assets as a total increased to $4.9 Million at year end 1997, from $4.8 Million reported at year end 1996. Nonaccrual loans at December 31, 1997 were up by $0.2 Million to $4.6 Million from $4.4 Million reported on December 31, 1996. Included in the $4.6 Million of nonaccrual loans is a $1.5 Million commercial real estate loan that was classified as nonaccrual in March 1997. The real estate collateralizing this loan was appraised in December 1997 at $2.7 Million. Due to the excess collateral value, the Bank does not anticipate any loss on this loan. Loans that became nonaccrual during the current year, amounted to $2,534,304 including the aforementioned $1.5 Million commercial real estate loan. Offsetting this increase were receipts of loan payments of $1,137,278 and loans of $51,571 that were deemed uncollectible and charged off to the Allowance for Possible Loan Losses. There was a transfer to Other Real Estate Owned of $519,403, property sold at auction of $57,049 and a transfer to accrual status of loans totaling $524,619.

      The Company places a loan on nonaccrual status when, in the opinion of management, the collectibility of the principal and interest becomes doubtful. Generally, when a commercial loan, commercial real estate loan or a residential real estate loan becomes past due 90 days or more, the Company discontinues the accrual of interest and reverses previously accrued interest. The loan remains in the nonaccrual status until the loan is current and six consecutive months of payments are made, then it is reclassified as an accruing loan. When it is determined that the collectibility of the loan no longer exists, it is charged off to the Allowance for Loan Losses or, if applicable, any real estate that is collateralizing the loan is acquired through foreclosure, at which time it is categorized as Other Real Estate Owned. The nonaccrual category is comprised of $1,125,452 of residential real estate loans, $3,234,861 of commercial real estate loans, $211,111 of commercial loans and $25,108 of other types of loans.

      Other Real Estate Owned, which are properties acquired through foreclosure, consists of 2 parcels totaling $159,373 at year end 1997. Annual appraisals are performed on these properties and if the appraisal is less than the carrying value of the property, the carrying value is written down by a charge to the Writedown on Other Real Estate Owned expense account.

      The Company has $500,000 of potential problem loans for which payments are presently current but are identified as a possible risk. This assessment is based on an objective review of the borrower's financial statements. In addition, the past experience with the borrower, the borrower's background, and the applicable value of the assets collateralizing these loans provide a degree of assurance that the loan will continue to be paid as per the loan agreement. These issues are monitored carefully to determine if there is any change in status that would cause management to reclassify the loan from the accrual category to nonaccrual.

IV.  SUMMARY OF LOAN LOSS EXPERIENCE

      The table below illustrates the changes in the Allowance for Possible Loan Losses for the periods indicated.

                                                                 December 31
                                          --------------------------------------------------------
(Dollars in Thousands)                    1997         1996         1995         1994         1993
--------------------------------------------------------------------------------------------------

Balance at January 1                      $3,354       $2,498       $2,306       $1,954       $1,967

Charge-offs:
  Commercial                                 (40)        (276)        (184)         (22)        (963)
  Real estate-construction                    (0)          (0)          (0)          (0)          (0)
  Real estate-mortgage                      (147)          (4)         (79)        (246)        (451)
  Installment/Consumer                       (68)        (159)        (134)         (93)         (85)
----------------------------------------------------------------------------------------------------
                                            (255)        (439)        (397)        (361)      (1,499)
----------------------------------------------------------------------------------------------------

Recoveries:
  Commercial                                  41          332            1           51            0
  Real estate-construction                     0            0            0            0            0
  Real estate-mortgage                        16            0           16            2            2
  Installment/Consumer                        38          107           22           15           29
----------------------------------------------------------------------------------------------------
                                              95          439           39           68           31
----------------------------------------------------------------------------------------------------

Net Charge-offs                             (160)           0         (358)        (293)      (1,468)
----------------------------------------------------------------------------------------------------

Additions charged to operations              500          400          550          645        1,455
Allowance attributable to acquisition          0          456            0            0            0
----------------------------------------------------------------------------------------------------
Balance at December 31:                   $3,694       $3,354       $2,498       $2,306       $1,954
====================================================================================================

Allowance for Loan Losses as a
 percent of year end loans                  1.73%      1.69%      1.65%      1.70%      1.55%

Ratio of net charge-offs to average
 loans outstanding                          0.08%      0.00%      0.25%      0.23%      1.18%

      The Allowance for Possible Loan Losses at year end December 31, 1997 was $3,693,865; and $3,354,311, $2,497,774, $2,305,860 and $1,953,863, for
years ending 1996, 1995, 1994 and 1993 respectively. The Allowance for Possible Loan Losses as a percent of year end loans was 1.73% in 1997, 1.69% in 1996, 1.65% in 1995, 1.70% in 1994 and 1.55% in 1993.

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

      The Company's provision for loan losses, which is a deduction from earnings, in 1997 was $500,000. Prior years' provisions were $400,000, $550,000, $645,000 and $1,455,000 for years ending 1996, 1995, 1994 and 1993 respectively. In 1997, the Company realized recoveries of previously charged-off loans of $95,000. Recoveries recorded in previous years were $439,000, $39,000, $68,000 and $31,000 in 1996, 1995, 1994 and 1993
respectively.

      Although nonaccrual loans increased in 1997, the amount provided to the Allowance for Possible Loan Losses was deemed appropriate by management after full consideration of the value of the assets securing these loans.

      This table shows an allocation of the allowance for loan losses as of the end of each of the last five years.

                 ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                      December 31, 1997     December 31, 1996     December 31, 1995      December 31, 1994      December 31, 1993
                    --------------------  --------------------  ---------------------  ---------------------  ---------------------
                               Percent of            Percent of            Percent of             Percent of             Percent of
                               Loans in              Loans in              Loans in               Loans in               Loans in
                               Each                  Each                  Each                   Each                   Each
                               Category              Category              Category               Category               Category
                               to Total	             to Total	           to Total		  to Total	         to Total
                    Amount     Loans      Amount     Loans      Amount     Loans       Amount     Loans       Amount     Loans
-----------------------------------------------------------------------------------------------------------------------------------
                                                                 (Dollars in Thousands)

Commercial          $  984(1)   17.14%    $  789(1)   15.70%    $  597(1)     11.35%   $  588      12.82%     $  317      13.51%

Real estate
 Construction           44       3.12         41       3.46         40         4.55        14       1.68          29       3.69

Real estate
 Mortgage            2,311(2)   76.50      2,150(2)   77.42      1,581(2)     80.04     1,374      81.03       1,320      77.66

Consumer(3)            355(4)    3.24        374(4)    3.42        280         4.06       330       4.47         288       5.14
-------------------------------------------------------------------------------------------------------------------------------

                    $3,694     100.00%    $3,354     100.00%    $2,498       100.00%   $2,306     100.00%     $1,954     100.00%
===============================================================================================================================

<F1>  Includes amounts specifically reserved for impaired loans of $42,937 as of
      December 31, 1997, $0.00 as of December 31, 1996 and $214,542 as of December
      31, 1995, as required by Financial Accounting Standard No. 114, Accounting for Impairment of Loans.
<F2>  Includes amounts specifically reserved for impaired loans of $566,220 as of
      December 31, 1997, $838,290 as of December 31, 1996 and $240,500 as of
      December 31, 1995, as required by Financial Accounting Standard No. 114,
      Accounting for Impairment of Loans.
<F3>  Includes consumer, obligations of states and political subdivisions and other.
<F4>  Includes the following amounts specifically reserved for impaired loans:
      $14,413 as of December 31, 1997, $0.00 as of December 31, 1996 and $0.00
      as of December 31, 1995 as required by Financial Accounting Standard No.
      114, Accounting for Impairment of Loans.

      The loan portfolio's largest segment of loans is commercial real estate loans, which represent 50.5% of gross loans. Residential real estate, which is the second largest segment of the loan portfolio, represents 26% of gross loans. The Company requires a loan to value ratio of 80% in both commercial and residential mortgages. These mortgages are secured by real properties which have a readily ascertainable value.

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

      Commercial loans consist of loans predominantly collateralized by inventory, furniture and fixtures, and accounts receivable. In assessing the collateral for this type of loan, management applies a 40% liquidation value to inventories; 25% to furniture, fixtures and equipment; and 60% to accounts receivable. Commercial loans represent 17.1% of the loan portfolio.

      Consumer loans are generally unsecured borrowings and represent 3.2% of the total loan portfolio. These loans have a higher degree of risk than residential mortgage loans. The underlying collateral of a secured consumer loan tends to depreciate in value. Consumer loans are typically made based on the borrower's ability to repay the loan through continued financial stability. The Company endeavors to minimize risk by reviewing the borrower's repayment history on past debts, and assessing the borrower's ability to meet existing obligations on the proposed loans.

      Charge-offs in 1997 amounted to $255,000, down by $184,000 when compared to losses incurred in 1996 of $439,000. The Company had charge-offs of $397,000 in 1995, $361,000 in 1994 and $1,499,000 in 1993. The
commercial loan category incurred losses of $40,000 in 1997 compared to $144,000 in 1996, $184,000 in 1995, $22,000 in 1994 and $963,000 in 1993.
The loss in 1993 was mostly attributable to one unusually large loan that resulted in a $932,000 loss.

V.  DEPOSITS

      Deposits are obtained from individuals and from small and medium sized businesses in the local market area. The Bank also attracts deposits from municipalities and other government agencies. The Bank does not solicit or accept brokered deposits.

      The following table sets forth the average amount and the average rate paid on deposits for the periods indicated.

                                 1997                     1996                     1995
                        ----------------------   ----------------------   -----------------------
                        Average        Average   Average        Average   Average         Average
(Dollars in Thousands)  Balance        Rate      Balance        Rate      Balance         Rate
-------------------------------------------------------------------------------------------------

Noninterest-bearing
 Demand Deposits        $ 43,724       0.00%     $ 33,572       0.00%     $ 26,674        0.00%

Interest-bearing
 Demand Deposits          37,739       3.19        28,788       2.98        21,568        3.51

Savings Deposits          42,642       2.50        40,246       2.50        37,790        2.53

Money Market Deposits     14,116       1.99        13,326       2.04        16,355        2.03

Time Deposits
 $100,000 or More         23,162       5.42        18,813       5.87        15,403        5.56

Other Time Deposits      109,278       5.91        97,957       5.87        82,290        5.83
----------------------------------------------------------------------------------------------

Totals                  $270,661       3.79%      $232,702       3.87%      $200,080      3.85%
==============================================================================================

      As of December 31, 1997, time certificates of deposit in amounts of $100,000 or more had the following maturities:

      (Dollars in Thousands)

      Three months or less                                $ 5,898
      Over three months through six months                  8,998
      Over six months through twelve months                 5,142
      Twelve months and over                                3,073
                                                          -------
                                                          $23,111
                                                          =======

VI.  RETURNS ON EQUITY AND ASSETS

      The following table shows consolidated operating and capital ratios of the Company for each of the last three years:

                                        Year Ended December 31,
                                     -----------------------------
                                     1997        1996        1995
------------------------------------------------------------------

Return on Assets                      0.96%       0.94%       0.75%
Return on Equity                     12.27%      12.69%       9.99%
Dividend Payout Ratio                27.57%      27.95%      29.03%
Equity to Assets Ratio                7.79%       7.40%       7.55%

VII.  SHORT TERM BORROWINGS

      The following table shows the Company's short-term borrowings at the end of each of the last three years along with the maximum amount of borrowings and average amounts outstanding as well as weighted average interest rates for the last three years.

(Dollars in Thousands)                              1997        1996        1995
---------------------------------------------------------------------------------

Balance at December 31                             $1,200      $1,200      $  742

Maximum Amount Outstanding at Any Month's End      $1,725      $2,141      $3,700

Average Amount Outstanding During the Year         $1,067      $  987      $1,179

Weighted Average Interest Rate During the Year       4.91%       5.71%       5.34%

      The Bank has the ability to borrow funds from correspondent banks and the Federal Home Loan Bank, as well as the Federal Reserve Bank of Boston, by pledging various investment securities as collateral. The Company did not borrow during 1997 and 1996. Tax payments made by our customers, which are owed to the Federal Reserve Bank Treasury Tax and Loan account, are classified as borrowed funds. The Company has notes payable of $950,000 due to Fleet Bank with a final maturity in November 1999. This note was assumed from Fairbank, Inc. at the time of the acquisition. Because of the term of the note, including applicable prepayment fees, management determined it advantageous for the Bank not to pay off the note. There is also a $430,000 borrowing from the Federal Home Loan Bank.

Accounting for Deferred Income Taxes

      The net deferred tax asset at year end 1997 was $1,733,148. The amount of taxable income required to be generated to fully realize such net deferred tax asset will be approximately $4.3 Million. The taxable income earned by the Company in 1997 was $4,766,731.

                                   ITEM 2

                                 PROPERTIES

      The main office of the Bank is located at 100 Slade's Ferry Avenue, Somerset, Massachusetts at the junctions of U.S. Routes 6, 138, and 103.
The Bank has nine additional branches located in Fairhaven, Fall River, New Bedford, Seekonk, Somerset and Swansea, Massachusetts. As of December 31, 1997, the following Bank properties are owned either directly by the Bank or through its subsidiary, the Slade's Ferry Realty Trust:

                    Location                                    Sq. Footage
---------------------------------------------------------------------------

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

Walgreens Drug Store      838 Pleasant St.      New Bedford, MA       835
(expires 2004)

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

                                   ITEM 3

                              LEGAL PROCEEDINGS

      The Bank is involved in a civil suit brought in Plymouth Superior Court by a former employee of the National Bank of Fairhaven, which primarily alleged a breach of contract. The demand by the plaintiff was $550,000 to settle the case. However, a partial summary judgement was granted on defendant's motion dismissing all claims except the basic claim for breach of contract. The case is still in the pretrial phase and a motion is pending to amend the complaint to add a new count of intentional infliction of emotional distress. The Company believes there are meritorious defenses to the remaining claim and to the motion to amend, and it intends to vigorously defend the suit. The Company believes that the suit will not have a material adverse effect on the Company's financial condition, results of operation or liquidity, and no reserves have been accrued to cover the potential liability.

                                   ITEM 4

             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter of 1997, no matters were submitted to a vote of stockholders of the Company.

                                   PART II

                                   ITEM 5

           MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      Reference is hereby made to Company's Annual Report to Stockholders for the year ended December 31, 1997, attached as an exhibit hereto. The information set forth on page 10 of such Annual Report with respect to the Market for the Registrant's Common Stock and Related Stockholder Matters is incorporated herein by reference.

                                   ITEM 6

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

      Reference is hereby made to Company's Annual Report to Stockholders for the year ended December 31, 1997, attached as an exhibit hereto. The information entitled "Management's Discussion and Analysis" and set forth on pages 12 through 19 of such Annual Report is incorporated herein by reference.

                                   ITEM 7

                            FINANCIAL STATEMENTS

      Reference is hereby made to Company's Annual Report to Stockholders for the year ended December 31, 1997, attached as an exhibit hereto. The consolidated balance sheets at December 31, 1997 and 1996, and the consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997 and the related notes with the report of Shatswell, MacLeod and Company, independent auditors, which appear on pages 20 through 39 of such Annual Report to Stockholders, are incorporated herein by reference.

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

                                  PART III

                                   ITEM 9

        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

      Reference is hereby made to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders April 13, 1998. The information set forth under the heading "Directors and Executive Officer" on pages 8 through 10 and under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" on page 13 of such Proxy Statement is incorporated herein by reference.

                                   ITEM 10

                           EXECUTIVE COMPENSATION

      Reference is hereby made to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders April 13, 1998. The information set forth under this heading on pages 15 through 17 of such Proxy Statement is incorporated herein by reference.

                                   ITEM 11

        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Reference is hereby made to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders April 13, 1998. The information set forth under this heading on pages 11 through 13 of such Proxy Statement is incorporated herein by reference.

                                   ITEM 12

               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Reference is hereby made to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders April 13, 1998. The information set forth under this heading on page 18 of such Proxy Statement is incorporated herein by reference.

                                   ITEM 13

EXHIBITS, LIST, AND REPORTS ON FORM 8-K

(a)  Exhibits.

     See Exhibits Index

(b)  Reports on Form 8-K.

     None


                                 SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 1998.

                                       Slade's Ferry Bancorp

                                       By /s/ Kenneth R. Rezendes
                                       Kenneth R. Rezendes, President/
                                       Chief Executive Officer and Director

      In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


s/s Thomas B. Almy               3/31/98    s/s Ralph S. Borges                   3/31/98
-----------------------------    -------    ----------------------------------    -------
Thomas B. Almy                              Ralph S. Borges
Director                                    Treasurer/Chief Financial Officer/
                                            Chief Accounting Officer

s/s James D. Carey               3/31/98    s/s Peter G. Collias                  3/31/98
-----------------------------    -------    ----------------------------------    -------
James D. Carey                              Peter G. Collias
Executive Vice President and                Director
Director

s/s Donald T. Corrigan           3/31/98    s/s Melvyn A. Holland                 3/31/98
-----------------------------    -------    ----------------------------------    -------
Donald T. Corrigan                          Melvyn A. Holland
Chairman of the Board and                   Director
 Director

s/s William Q. MacLean Jr.       3/31/98    s/s Francis A. Macomber               3/31/98
-----------------------------    -------    ----------------------------------    -------
William Q. MacLean Jr.                      Francis A. Macomber
Director                                    Director

s/s Majed Mouded, MD             3/31/98    s/s Shaun O'Hearn Sr.                 3/31/98
-----------------------------    -------    ----------------------------------    -------
Majed Mouded, MD                            Shaun O'Hearn Sr.
Director                                    Director

s/s Lawrence J. Oliveira, DDS    3/31/98    s/s Peter Paskowski                   3/31/98
-----------------------------    -------    ----------------------------------    -------
Lawrence J. Oliveira, DDS                   Peter Paskowski
Director                                    Director

s/s Kenneth R. Rezendes          3/31/98    s/s William J. Sullivan               3/31/98
-----------------------------    -------    ----------------------------------    -------
Kenneth R. Rezendes                         William J. Sullivan
President and Chief Executive               Director
Officer

s/s Charles Veloza               3/31/98    s/s David F. Westgate                 3/31/98
-----------------------------    -------    ----------------------------------    -------
Charles Veloza                              David F. Westgate
Director                                    Director


                                Exhibit Index

Exhibit No.      Description                                        Page
------------------------------------------------------------------------

 3.1             Articles of Incorporation of Slade's Ferry         (1)
                 Bancorp as amended

 3.2             By-laws of Slade's Ferry Bancorp as amended        (2)

10.1             Agreement and Plan of Merger by and between        (3)
                 Slade's Ferry (formerly Weetamoe) Bancorp and
                 Fairbank, Inc.

10.2             Slade's Ferry (formerly Weetamoe) Bancorp 1996     (3)
                 Stock Option Plan

10.3             Noncompetition Agreement between Slade's           (4)
                 Ferry Trust Company and Edward S.
                 Machado (A substantially identical contract
                 exists with Peter Paskowski)

10.4             Supplemental Executive Retirement Agreement        (5)
                 between Slade's Ferry (formerly Weetamoe)
                 Bancorp and Donald T. Corrigan

10.5             Supplemental Executive Retirement Agreement        (2)
                 between Slade's Ferry (formerly Weetamoe)
                 Bancorp and James D. Carey

10.6             Supplemental Executive Retirement Agreement        (2)
                 between Slade's Ferry (formerly Weetamoe)
                 Bancorp and Manuel J. Tavares

10.7             Swansea Mall Lease                                 (4)

13 Annual report to security-holders for fiscal year ended December 31, 1997

21               List of subsidiaries of Slade's Ferry Bancorp.     (2)

23               Consent of Independent Public Accountants

27.1             Financial Data Schedule for the year ended 12/31/97

27.2 Financial Data Schedule for the years ended 12/31/96 and 12/31/95 and quarters ended 9/30, 6/30 and 3/31/96

27.3             Financial Data Schedule for the quarters ended 9/30, 6/30
                 and 3/31/97

-------------------
<F1>  Incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with the Commission on April 14, 1997.
<F2>  Incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1996.
<F3>  Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended March 31, 1996.
<F4>  Incorporated by reference to the Registrant's Registration Statement on Form S-4 File No. 33-32131.
<F5>  Incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1994.