Form 10QSB
period 1998-03-31
SLADES FERRY BANCORP
filed 1998-05-15
CIK 857499

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended   March 31, 1998
                   ----------------

Commission file number   33-47248
                        ----------

                            SLADE'S FERRY BANCORP
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


Massachusetts                                04-3061936
---------------------------------            ----------------------
(State or other jurisdiction                 (I.R.S. Employer
of incorporation or organization)            Identification Number)


100 Slade's Ferry Avenue                     02726
Somerset, Massachusetts                      ----------
----------------------------------------     (Zip Code)
(Address of principal executive offices)


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

Yes   X                                No
    -----                                 -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common stock ($.01 par value) 3,408,270.627 shares as of March 31, 1998.
------------------------------------------------------------------------

Traditional Small Business Disclosure Format:

Yes   X                                No
    -----                                 -----


                                   PART I
ITEM 1

Financial Statements
--------------------
                            SLADE'S FERRY BANCORP
                         CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)


(In Hundreds)                           March 31, 1998    December 31, 1997
                                        --------------    -----------------

ASSETS:
  Cash and due from banks                $ 14,005,974       $ 13,323,501
  Federal funds sold                       11,500,000          7,000,000
  Interest bearing time deposits              106,688            106,688
  Investment securities(1)                 18,564,453         17,601,536
  Securities available for sale(2)         41,097,892         40,176,218
  Federal Home Loan Bank stock                899,900            890,600
  Loans (net)                             206,059,372        209,309,840
  Premises and equipment                    5,603,192          5,718,534
  Other real estate owned                      92,373            159,373
  Accrued interest receivable               1,784,862          1,796,467
  Goodwill                                  3,023,868          3,080,568
  Other assets                              4,172,150          2,407,260
                                         -------------------------------
      TOTAL ASSETS                       $306,910,724       $301,570,585
                                         ===============================

LIABILITIES & STOCKHOLDERS' EQUITY:
  Deposits                               $275,540,348       $271,322,250
  Short term borrowings                     1,105,892          1,200,000
  Notes payable                             1,350,500          1,375,308
  Other liabilities                         1,622,323          1,236,601
                                         -------------------------------
      TOTAL LIABILITIES                  $279,619,063       $275,134,159

STOCKHOLDERS' EQUITY:
  Common stock                                 34,083             32,367
  Paid in capital                          21,704,856         18,978,598
  Retained earnings                         5,275,227          7,276,174
  Net unrealized gain on investments
   in available for sale securities           277,495            149,287
                                         -------------------------------
      TOTAL STOCKHOLDERS' EQUITY         $ 27,291,661       $ 26,436,426
                                         -------------------------------
      TOTAL LIABILITIES &
       STOCKHOLDERS' EQUITY              $306,910,724       $301,570,585
                                         ===============================

--------------------
<F1>  Investment securities are to be held to maturity and have a fair market value of $18,733,028 as of March 31, 1998 and $17,748,500 as of
      December 31, 1997.
<F2>  Securities classified as Available for Sale are stated at fair value with any unrealized gains or losses reflected as an adjustment in
      Stockholders' Equity.


                CONSOLIDATED STATEMENT OF INCOME AND EXPENSE
                                 (UNAUDITED)
                          3 MONTHS ENDING MARCH 31,



(In Hundreds Except Per Share Date)                    1998          1997
                                                       ----          ----

INTEREST AND DIVIDEND INCOME:
  Interest and fees on loans                        $4,885,359    $4,509,123
  Interest and dividends on investments                852,637       881,092
  Other interest                                       120,117       163,934
                                                    ------------------------
      Total interest and dividend income             5,858,113     5,554,149
                                                    ------------------------

INTEREST EXPENSE:
  Interest on deposits                               2,571,429     2,503,775
  Interest on other borrowed funds                      40,234        36,933
                                                    ------------------------
      Total interest expense                         2,611,663     2,540,708
                                                    ------------------------
      Net interest and dividend income               3,246,450     3,013,441
                                                    ------------------------
PROVISION FOR LOAN LOSSES                              150,000       150,000
  Net interest and dividend income
   after provision for loan losses                   3,096,450     2,863,441
                                                    ------------------------

OTHER INCOME:
  Service charges on deposit accounts                  225,977       238,743
  Security gains net                                    56,280       106,251
  Other income                                          77,316        92,294
                                                    ------------------------
      Total other income                               359,573       437,288
                                                    ------------------------

OTHER EXPENSE:
  Salaries and employee benefits                     1,318,116     1,326,013
  Occupancy expense                                    178,834       169,709
  Equipment expense                                    150,073       154,671
  Loss (gain) on sale of other real estate owned         4,236        (2,830)
  Writedown of other real estate owned                       0             0
  Other expense                                        567,563       598,201
                                                    ------------------------
      Total other expense                            2,218,822     2,245,764
                                                    ------------------------

Income before income taxes                           1,237,201     1,054,965
Income taxes                                           491,853       420,800
                                                    ------------------------
      NET INCOME                                    $  745,348    $  634,165
                                                    ========================
Earnings per share                                  $     0.22    $     0.21
                                                    ========================
Diluted earnings per share                          $     0.22    $     0.21
                                                    ========================
Average shares outstanding                           3,331,939     2,957,200
                                                    ========================


                    SLADE'S FERRY BANCORP AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                         Three Months Ended March 31
                                 (Unaudited)



Reconciliation of net income to net cash used in operating activities:          1998           1997
                                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $   745,348    $   634,165
Adjustments to reconcile net income to net cash used in operating activities:
  Accretion, net of amortization of fair market value adjustments                 (2,179)        (2,179)
  Amortization of goodwill                                                        56,700         56,700
  Depreciation and amortization                                                  165,156        164,294
  Gain on sale of fixed assets                                                    (2,700)           -0-
  Securities available for sale (gains) losses, net                              (56,280)      (106,251)
  Provision for loan losses                                                      150,000        150,000
  Increase in taxes payable                                                      374,309        251,110
  (Increase) decrease in interest receivable                                      11,605       (159,127)
  Increase (decrease) in interest payable                                          2,460         (5,452)
  Increase in accrued expenses                                                    96,616         17,113
  (Increase) decrease in prepaid expenses                                        105,727         (2,489)
  Accretion of securities, net of amortization                                   (33,136)       (53,857)
  Accretion of securities available for sale, net of amortization                  9,248        (21,063)
  Loss (gain) on sale of other real estate owned                                   4,236         (2,830)
  Writedown of other real estate owned                                               -0-            -0-
  Change in unearned income                                                       48,404       (114,600)
  (Increase) decrease in other assets                                         (2,316,486)       557,043
  Increase (decrease) in other liabilities                                       285,975       (339,374)
                                                                             --------------------------
  Net cash (used in) provided by operating activities                        $  (354,997)   $ 1,023,203
                                                                             --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of securities available for sale                                  (8,214,966)    (1,372,533)
  Maturities of securities available for sale                                  7,364,656      1,583,820
  Sales of securities available for sale                                         175,436        325,738
  Proceeds from sale of other real estate owned                                   62,764         89,830
  Proceeds from maturities of investment securities                            1,813,228      4,222,134
  Purchases of investment securities                                          (2,743,009)    (3,977,290)
  Net (increase) decrease in loans                                             3,046,958     (1,224,818)
  Capital expenditures                                                           (49,814)       (81,714)
  Proceeds from sales of fixed assets                                              2,700            -0-
  Purchases of Federal Home Loan Bank Stock                                       (9,300)           -0-
  Recoveries of previously charged-off loans                                       7,956          8,069
                                                                             --------------------------
  Net cash provided by (used in) investing activities                        $ 1,456,609    $  (426,764)
                                                                             --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of stock                                            $   160,209    $    75,705
  Net decrease in demand deposits, NOW, money market and savings accounts     (2,824,588)    (4,363,451)
  Net increase in time deposits                                                7,042,686      3,087,014
  Net increase (decrease) in short-term borrowing                                (94,108)       497,941
  Dividends paid                                                                (178,530)      (139,872)
  Decrease in notes payable                                                      (24,808)       (17,626)
                                                                             --------------------------
  Net cash (used in) provided by financing activities                          4,080,861       (860,289)
                                                                             --------------------------
  Net increase (decrease) in cash and cash equivalents                         5,182,473       (263,850)
  Cash and cash equivalents at beginning of period                            20,323,501     24,128,724
                                                                             --------------------------
  Cash and cash equivalents at end of period                                 $25,505,974    $23,864,874
                                                                             ==========================

SUPPLEMENTAL DISCLOSURES:
  Loans originating from sales of Other Real Estate Owned                    $    60,800    $    93,600
  Interest paid                                                              $ 2,609,203    $ 2,546,160
  Income taxes paid                                                          $   117,544    $   169,690
  Loans transferred to Other Real Estate Owned                               $       -0-    $   165,789



      SLADE'S FERRY BANCORP AND SUBSIDIARY, SLADE'S FERRY TRUST COMPANY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               March 31, 1998

Note A - Basis of Presentation
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of Slade's Ferry Bancorp, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

Note B - Accounting Policies
----------------------------

The accounting principles followed by Slade's Ferry Bancorp and subsidiary and the methods of applying these principles which materially affect the determination of financial position, results of operations, or changes in financial position are consistent with those used at year end 1997.

The consolidated financial statements of Slade's Ferry Bancorp include its wholly-owned subsidiary, Slade's Ferry Trust Company, and its subsidiaries, the Slade's Ferry Realty Trust and the Slade's Ferry Securities Corporation. All significant intercompany balances have been eliminated.


ITEM 2

Management's Discussion and Analysis
------------------------------------

Financial Condition
-------------------

Assets at March 31, 1998 were up by $5.3 Million to $306.9 Million from $301.6 Million reported on December 31, 1997. The increase is predominately attributed to additional available funds derived from growth in deposits. The most noted variances in asset components were increases of $4.5 Million in the Federal Funds Sold category due to excess available cash at March 31, 1998, a combined increase of $1.9 Million in the Investment Securities and Securities Available for Sale category, and a decrease of $3.2 Million in net loans. The decrease in the loan portfolio is predominately due to monthly payments made by borrowers on loan principal which generally averages $2.0 Million per month. Also, several large borrowers paid off their loans by refinancing into long term fixed rate products offered by other lending entities. The Bank recognizes this competition and is meeting this competitive rate environment by offering similar products to qualified customers through a match funding program utilizing the Bank's borrowing ability with the Federal Home Loan Bank. Management does not anticipate material variances in the total loans serviced despite the intense rate competition in the Southeastern Massachusetts area. Management believes that the continuation of its business development program, the economic conditions in the area, and the usage of the match funding program, will assist in maintaining its current loan levels.

Other Assets increased to $4.2 Million on March 31, 1998 from $2.4 Million reported at December 31, 1997. The increase is predominately attributable to the investment of $1.6 Million in single premium life insurance policies, which provide each member of the Board of Directors with a supplementary life insurance benefit. These benefits will create a specific annual expense for the Bank. It is estimated that the net, after tax, first year cost will be $56,000. This cost will decrease annually until policy year 2000 when the cash surrender value of the policies is expected to realize net income. These life insurance policies provide the Bank with an earning asset that can offset the current costs of the benefit and eventually, at the death of the insured, provide recovery of all cash outflows plus lost earning opportunities associated with the policies.

Deposits were up by $4.2 Million to $275.5 Million at March 31, 1998 from $271.3 Million reported at year end 1997. The increase occurred primarily in the certificate of deposit category. The certificate of deposit category increased by $7.0 Million during this past quarter. The longest certificate of deposit term offered by the Bank is three years.

At March 31, 1998, securities classified as Available for Sale had net unrealized gains of $277,495 as a result of current market conditions, compared to net unrealized gains of $149,287 reported on December 31, 1997. Securities in the Available for Sale category may be sold if it becomes desirable to improve liquidity, or when management feels it would be appropriate to improve interest rate risk by selling securities and reinvesting the proceeds into higher yielding investments.

Investment Securities are securities that the Company will hold to maturity and are carried at amortized cost on the balance sheet, and are summarized as follows as of March 31, 1998.


                                                                            Gross
                                                             Gross        Unrealized
                                           Amortized      Unrealized       Holding
(Dollars in Thousands)                     Cost Basis    Holding Gains      Losses      Fair Value
--------------------------------------------------------------------------------------------------

Debt securities issued by the U. S.
 Treasury and other U. S.
 Government corporations and
 agencies                                   $ 9,313          $ 60            $ 4         $ 9,369
Debt securities issued by states of the
 United States and political
 subdivisions of the states                   9,056           131             21           9,166
Mortgage-backed securities                      195             2            ---             197
Other debt securities                             1           ---            ---               1
------------------------------------------------------------------------------------------------
                                            $18,565          $193            $25         $18,733
================================================================================================


Investments in Available for Sale securities are carried at fair value on the balance sheet and are summarized as follows as of March 31, 1998.


                                                                      Gross
                                                     Gross            Unrealized
                                       Amortized     Unrealized       Holding
(Dollars in Thousands)                 Cost Basis    Holding Gains    Losses        Fair Value
----------------------------------------------------------------------------------------------

Debt securities issued by the U. S.
 Treasury and other U. S.
 Government corporations and
 agencies                               $29,951          $ 85            $ 82        $29,954
Marketable Equities                       1,732           447              49          2,130
Mortgage-backed securities                8,756            41              14          8,783
Asset-backed securities                     231           ---             ---            231
--------------------------------------------------------------------------------------------
                                        $40,670          $573            $145        $41,098
============================================================================================



      Increase to Stockholders' Equity:
      (In Whole Dollars)
        Unrealized gain on Available for Sale Securities        $427,574
        Less tax effect                                          150,079
                                                                --------
        Net unrealized gain on Available for Sale Securities    $277,495
                                                                ========


          INFORMATION WITH RESPECT TO NONACCRUAL AND PAST DUE LOANS AT MARCH 31, 1998 AND 1997 AND DECEMBER 31, 1997 AND 1996



                                                        At March 31         At December 31
--------------------------------------------------------------------------------------------
(Dollars in Thousands)                                1998       1997       1997       1996
--------------------------------------------------------------------------------------------

Nonaccrual Loans                                     $4,815     $5,205     $4,597     $4,352
Loans 90 days or more past due and still accruing       245        836        147        112
Real estate acquired by foreclosure
 or substantively repossessed                            92        386        159        308
Percentage of nonaccrual loans to total loans          2.29%      2.60%      2.15%      2.19%
Percentage of nonaccrual loans and real estate
 acquired by foreclosure or substantively
 repossessed to total assets                           1.57%      1.92%      2.00%      1.88%
Percentage of allowance for possible loan losses
 to nonaccrual loans                                  79.20%     63.84%      8.36%     77.07%



The $4.8 Million in nonaccrual loans consists of $4.6 Million of real estate mortgages and $.2 Million attributed to commercial loans. Of the total nonaccrual loans outstanding, $253,035 are restructured at March 31, 1998.

The Company's nonperforming assets as a total increased to $5.2 Million at March 31, 1998 from $4.9 Million reported on December 31, 1997. The Company considers nonaccrual loans, loans past due 90 days or more but still accruing, and real estate acquired by foreclosure or substantively repossessed as nonperforming assets. Nonaccrual loans which is the largest component of nonperforming assets increased by $218,000 during the first quarter primarily associated with one individual borrower with total credit of $382,000 representing several parcels of property. The $1.6 Million commercial real estate loan previously classified as nonaccrual in March 1997 remains in this category despite payments being made by the borrower which are applied to principal. Pursuant to the Company's normal policy, this loan will remain in the nonaccrual status until the loan becomes current and the borrower can demonstrate a regular consistent schedule of payments. The real estate collateralizing this loan has an appraised value of $2.7 Million obtained in December 1997. Loans 90 days or more but still accruing increased by $98,000 during the current quarter and real estate acquired by foreclosure or substantively repossessed decreased by $63,000 due to the sale of property.

The net increase in the nonaccrual category from $4.6 Million at December 31, 1997 to $4.8 Million at March 31, 1998 is a combination of $452,000 in loans placed into the nonaccrual status, offset by $234,000 representing payments and loans resolved or charged off.

Real estate acquired through foreclosure or substantively repossessed decreased by $67,000 when compared to the balance on December 31, 1997 of $159,373, due to the sale of one parcel of property. The current balance of $92,373 represents the one remaining property in this category.

The percentage of nonaccrual loans to total loans increased from 2.15% reported at year end to 2.29% at March 31, 1998 due to the combination of a decrease in total loans and an increase in the nonaccrual category, while the percentage of nonaccrual loans and real estate acquired by foreclosure or substantively repossessed to total assets decreased due to growth in assets.

        INFORMATION WITH RESPECT TO NONACCRUAL AND RESTRUCTURED LOANS
          AT MARCH 31, 1998 AND 1997 AND DECEMBER 31, 1997 AND 1996



                                                   At March 31        At December 31
-------------------------------------------------------------------------------------
(Dollars in Thousands)                            1998      1997      1997      1996
-------------------------------------------------------------------------------------

Nonaccrual Loans                                 $4,815    $5,205    $4,597    $4,352

Interest income that would have been recorded
 under original terms                            $  119    $  125    $  394    $  361
Interest income recorded during the period       $   14    $   50    $   58    $   62



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

Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" applies to all loans except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, loans measured at fair value or at a lower of cost or fair value, leases, and debt securities as defined in Statement 115. Statement 114 requires that impaired loans be valued at the present value of expected future cash flows discounted at the loan's effective interest rate or as a practical expedient, at the loan's observable market value of the collateral if the loan is collateral dependent. Smaller balance homogeneous loans are considered by the Company to include consumer installment loans and credit card loans.

Included in the $4,814,587 in nonaccrual loans are $4,811,396 which the Company has determined to be impaired, for which $1,548,495 have a related allowance for credit losses of $496,500 and $3,262,901 have no related allowance for credit losses.

The Company has $500,000 of potential problem loans for which payments are presently current. However, the borrowers are experiencing financial difficulty. These loans are subject to management's attention and their classification is reviewed monthly. If these loans should become nonperforming, the effect will be immaterial, due to the asset values of their collateral.

There were no other loans classified for regulatory purposes at March 31, 1998 that management reasonably expects will materially impact future operating results, liquidity or capital resources.

             ANALYSIS OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES



                                           Three Months        Years Ended
                                            At March 31       At December 31
-----------------------------------------------------------------------------
(Dollars in Thousands)                    1998      1997      1997      1996
-----------------------------------------------------------------------------

Balance at January 1                     $3,694    $3,354    $3,354    $2,498
-----------------------------------------------------------------------------
Charge-offs:
  Commercial                                ---        (8)     (40)     (276)
  Real estate - construction                ---       ---      ---       ---
  Real estate - mortgage                    ---      (146)    (147)       (4)
  Installment/consumer                      (10)      (35)     (68)     (159)
----------------------------------------------------------------------------
                                            (10)     (189)    (255)     (439)
----------------------------------------------------------------------------

Recoveries:
  Commercial                                  2         2       41       332
  Real estate - construction                ---       ---      -0-       -0-
  Real estate - mortgage                    ---       ---       16       -0-
  Installment/consumer                        6         6       38       107
----------------------------------------------------------------------------
                                              8         8       95       439
----------------------------------------------------------------------------
Net Charge-offs                              (2)     (181)    (160)      -0-
----------------------------------------------------------------------------
Additions charged to operations             150       150      500       400

Allowance attributable to acquisition       -0-       -0-      -0-       456
----------------------------------------------------------------------------
Balance at end of period                 $3,842    $3,323   $3,694    $3,354
============================================================================
Ratio of net charge-offs to
 average loans outstanding                0.001%    0.090%   0.080%    0.000%


The Allowance for Possible Loan Losses at March 31, 1998 was $3,841,884, compared to $3,693,865 at year end 1997. The Allowance for Possible Loan Losses as a percent of outstanding loans was 1.82% at March 31, 1998 and 1.73% at December 31, 1997.

The Bank provided $500,000 in 1997, $400,000 in 1996, and $150,000 as of
March 31, 1998 to the Allowance for Possible Loan Losses. Loans charged off were $255,000 in 1997, $439,000 in 1996, and $10,000 as of March 31, 1998.
Recoveries on loans previously charged off were $95,000 in 1997, $439,000 in 1996, and $8,000 as of March 31, 1998. Management believes that the Allowance for Loan Losses of $3,841,884 is adequate to absorb any losses in the foreseeable future, due to the Bank's strong collateral position and the current asset quality.

The level of the Allowance for Possible Loan Losses is evaluated by management and encompasses several factors, which include but are not limited to, recent trends in the nonperforming loans, the adequacy of the assets which collateralize the nonperforming loans, current economic conditions in the market area, and various other external and internal factors.

This table shows an allocation of the allowance for loan losses as of the end of each of the periods indicated.

                                    March 31, 1998          December 31, 1997        December 31, 1996
                                ----------------------   ----------------------	  ----------------------
                                            Percent of               Percent of               Percent of
                                             Loans in                 Loans in                 Loans in
                                               Each                     Each                     Each
                                             Category                 Category                 Category
                                             to Total                 to Total                 to Total
                                 Amount        Loans      Amount        Loans      Amount        Loans
                                ------------------------------------------------------------------------
(Dollars in Thousands)

Domestic:
  Commercial                    $1,069(1)     18.63%     $  984(1)     17.14%     $  789(1)     15.70%
  Real estate - Construction        45         3.07%         44         3.12          41         3.46
  Real estate - mortgage         2,417(2)     75.14%      2,311(2)     76.50       2,150(2)     77.42
  Consumer(3)                      311(4)      3.16%        355(4)      3.24         374(4)      3.42
                                ---------------------------------------------------------------------
                                $3,842       100.00%     $3,694       100.00%     $3,354       100.00%
                                =====================================================================

--------------------
<F1>  Includes amounts specifically reserved for impaired loans of $12,934 as of March 31, 1998, $42,937 as of December 31, 1997 and $0.00 as of
      December 31, 1996 as required by Financial Accounting Standard No.
      114, Accounting for Impairment of Loans.
<F2>  Includes amounts specifically reserved for impaired loans of $672,599 as of March 31, 1998, $566,220 as of December 31, 1997 and $838,290 as
      of December 31, 1996 as required by Financial Accounting Standard No.
      114, Accounting for Impairment of Loans.
<F3>  Includes consumer, obligations of states and political subdivisions and other.
<F4>  Includes amounts specifically reserved for impaired loans of $12,511 as of March 31, 1998, $14,413 as of December 31, 1997, and $0.00 as of
      December 31, 1996, as required by Financial Accounting Standard No.
      114, Accounting for Impairment of Loans.


The loan portfolio's largest segment of loans is commercial real estate loans, which represent 52% of gross loans. Residential real estate, which is the second largest segment of the loan portfolio, represents 23% of gross loans. The Company requires a loan to value ratio of 80% in both commercial and residential mortgages. These mortgages are secured by real properties which have a readily ascertainable appraised value.

Generally, commercial real estate loans have a higher degree of credit risk than residential real estate loans because they depend primarily on the success of the business. When granting these loans, the Company evaluates the financial statements of the borrower(s)', the location of the real estate, the quality of management, and general economic and competitive conditions. When granting a residential mortgage, the Company reviews the borrower(s)' repayment history on past debts, and assesses the borrower(s)' ability to meet existing obligations and payments on the proposed loans.

Commercial loans consist of loans predominantly collateralized by inventory, furniture and fixtures, and accounts receivable. In assessing the collateral for this type of loan, management applies a 40% liquidation value to inventories, 25% to furniture, fixtures and equipment; and 60% to accounts receivable. Commercial loans represent 19% of the loan portfolio.

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


Results of Operations
---------------------

Net interest income increased by $233,009 to $3,246,450 when compared to $3,013,441 recorded during the same period in 1997. Total interest and dividend income went up by $303,964 primarily due to a larger loan base. This was offset by an increase of $70,955 in interest expense due to a larger deposit base particularly in the certificate of deposit category which earns higher interest rates than other deposits.

The Provision for Loan Losses is a charge against earnings, which in turn funds the Allowance for Possible Loan Losses. The Company's provision for the three month period ending March 31, 1998 was $150,000, no change from the amount recorded for the same period in the prior year.

Total Other Income decreased by $77,715 for the first quarter in 1998 compared to the first quarter in 1997. Service charges on deposit accounts which is the largest component of other income decreased slightly by $12,766 during the current period due to customers switching to no fee checking accounts which the Company provides in order to remain competitive with other area banks and credit unions. The Company realized $56,280 of gains on sales of securities due to the sale of various corporate equities compared to $106,251 realized in the same period of the previous year. The line item Other Income was down by $14,978 compared to the first quarter in 1997. During the first quarter of 1997, the Company recorded certain income associated with the acquisition of the National Bank of Fairhaven of which $7,458 was interest earned on escrowed fund during the stock tendering process and $10,974 attributed to income recognition of safe deposit box rentals.

Other Expense for the first quarter in 1998 was down by $26,942 to $2,218,882 when compared to $2,245,764 recorded in the first quarter in 1997. Salaries and employee benefits were down by $7,897 despite general wage increases and increased cost of benefits primarily due to the non replacement of individuals who have terminated their services with the Bank. Occupancy and equipment expense combined were up slightly by $4,527 due to various maintenance projects and additional depreciation occurring on newly acquired equipment. A loss of $4,236 was realized on the sale of property previously acquired through foreclosure during the current quarter compared to a gain of $2,830 recorded in the same period of the prior year.

The table below illustrates the line item Other Expense, which reflects a decrease of $30,638 for the first quarter in 1998 compared to the same period reported in 1997.


                                     March 31, 1998    March 31,1997    Variance
                                     -------------------------------------------

Amortization of Goodwill                 56,700            56,700             0
Advertising & Public Relations           99,015            77,991        21,024
Stationery & Supplies                    53,607            92,724       (39,117)
Communications                           84,652            81,299         3,353
Professional fees & Other Services      130,007           147,425       (17,418)
Other                                   143,582           142,062         1,520
                                        ---------------------------------------
                                        567,563           598,201       (30,638)
                                        =======================================


Amortization of Goodwill represents a continuous process to the year 2011 of amortizing the premiums paid above the book value to the shareholders of Fairbank, Inc. parent company of the National Bank of Fairhaven due to the acquisition which occurred in August 1996. Advertising expense increased by $21,024 due to the expansion of our marketing program. Stationery and supplies decreased by $39,117. This is attributable to an increase in bulk purchasing of various supplies that will not become outdated. Other variances noted above are a result of normal business transactions.

Income before income taxes totaled $1,237,201 at March 31, 1998, up by $182,236 when compared to $1,054,965 reported on March 31, 1997. Federal and state income taxes for the period amounted to $491,853 compared to $420,800 for the same period in the previous year.

Net income of $745,348 reflects an increase of 17.5% from earnings of $634,165 reported at March 31, 1997.

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

The Company also has the ability to borrow funds from correspondent banks, the Federal Home Loan Bank, as well as the Federal Reserve Bank of Boston by pledging various investment securities as collateral. The Company did not have the need to borrow in 1996 and in the current year. Tax payments made by our customers which are owed to the Federal Reserve Bank Treasury Tax and Loan account are classified as Short Term borrowings. The Notes Payable represents a note due Fleet Bank. The note is attributable to Fairbank, Inc. and was assumed at the time of the merger. It has a final maturity in November, 1999. Due to the applicable prepayment fees, it is advantageous for the Bank to continue with the applicable terms of the note. There is also a $430,000 borrowing from the Federal Home Loan Bank.

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

At March 31, 1998, the Bank's liquidity ratio stood at 30.9% as compared to 28.8% at December 31, 1997. The liquidity ratio is determined by dividing the Bank's short term assets (cash and due from banks, interest bearing deposits due from other banks, securities, and federal funds sold) by the Bank's total deposits. Management believes the Bank's liquidity to be adequate to meet the current and presently foreseeable needs of the Bank.

The comparison of cash flows for three months ending March 31, 1998 and 1997 shows an increase in the net cash used in operating activities of $1.4 Million. This is largely attributable to the increase in other assets which includes the aforementioned $1.6 Million of single premium life insurance policies.

Cash flows from investing activities show an increase in cash provided of $1.9 Million when compared to 1997. Purchases of securities increased by $5.6 Million and maturities of securities increased by $3.4 Million when compared to the same three months in 1997. The remaining change in cash provided by investing activities was provided by the decrease in loans of $4.3 Million when compared to March 31, 1997.

Cash provided by financing activities for the three months in 1998, when compared to the same period in 1997, increased by $4.9 Million. The change in cash provided by time deposits represented $4.0 Million of the increase. The change in demand deposits, NOW, money market and savings accounts accounted for $1.5 Million; offset by a $.6 Million decrease in short term borrowings.

Capital
-------

As of March 31, 1998, the Company had total capital of $27,291,661. This represents an increase of $855,235 from $26,436,426 reported on December 31, 1997. The increase in capital was a combination of several factors. Additions consisted of three months earnings of $745,348 and transactions originating through the Dividend Reinvestment Program whereby 4,929.304 shares were issued for cash contributions of $79,445 and 4,930.665 shares were issued for $80,764 in lieu of cash dividend payments. These additions were offset by dividends paid of $178,530.

Also, affecting capital is the adjustment that reflects net unrealized gains or losses, net of taxes, on securities classified as Available for Sale.
On December 31, 1997 the Available for Sale portfolio had unrealized gains, net of taxes, of $149,287, and on March 31, 1998, as a result of current market values, the portfolio reflects unrealized gains, net of taxes, of $277,495.

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

At March 31, 1998 the actual Risk Based Capital of the Bank was $21,954,000 for Tier 1 Capital, exceeding the minimum requirements of $8,557,680 by $13,396,320. Total Capital of $24,643,000 exceeded the minimum requirements of $17,115,360 by $7,527,640 and Leverage Capital of $21,954,000 exceeded
the minimum requirements of $11,945,680 by $10,008,320.   In addition to the
"minimum" capital requirements, "well capitalized" standards have also been established by the Federal Banking Regulators.

The table below illustrates the capital ratios of the Company and the Bank on March 31, 1998 and at December 31, 1997.


                               Well        March 31, 1998     December 31, 1997
                           Capitalized	  ----------------    -----------------
                           Requirement    Bancorp     Bank    Bancorp      Bank
-------------------------------------------------------------------------------

Total Capital (to Risk
 Weighted Assets)              10%         12.45%    11.52%    12.04%     11.18%
-------------------------------------------------------------------------------
Tier I Capital (to Risk
 Weighted Assets)               6%         11.20%    10.26%    10.74%      9.88%
-------------------------------------------------------------------------------
Leverage Capital (to
 Average Assets)                5%          7.99%     7.35%     7.79%      7.18%
-------------------------------------------------------------------------------


                                   PART II
                              OTHER INFORMATION


ITEM 6

Exhibits and Reports on Form 8-K

(a)  Exhibits:  See exhibit index



                                EXHIBIT INDEX


Exhibit No.     Description                                     Page
-----------     -----------                                     ----

    27          Financial Data Schedule



                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SLADE'S FERRY BANCORP
                                       ----------------------------------------
                                       (Registrant)


May 15, 1998                           /s/ Kenneth R. Rezendes
-------------------------              ----------------------------------------
(Date)                                 (Signature)          Kenneth R. Rezendes
                                                                  President/CEO


May 15, 1998                           /s/ James D. Carey
-------------------------              ----------------------------------------
(Date)                                 (Signature)               James D. Carey
                                                       Executive Vice President


May 15, 1998                           /s/ Ralph S. Borges
-------------------------              ----------------------------------------
(Date)                                 (Signature)              Ralph S. Borges
                                                                      Treasurer
                                                        Chief Financial Officer
                                                       Chief Accounting Officer