Form 10QSB
period 1998-06-30
SLADES FERRY BANCORP
filed 1998-08-14
CIK 857499

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended  June 30, 1998
                   -------------

Commission file number  33-47248
                        --------

                            SLADE'S FERRY BANCORP
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


Massachusetts                                    04-3061936
-------------                                    ----------
(State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)                Identification Number)


100 Slade's Ferry Avenue                         02726
Somerset, Massachusetts                          -----
----------------------------------------         (Zip Code)
(Address of principal executive offices)


                               (508) 675-2121
            ----------------------------------------------------
            (Registrant's telephone number, including area code)

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

Common stock ($.01 par value) 3,418,631.874 shares as of June 30, 1998.
-----------------------------------------------------------------------

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

                                        June 30, 1998     December 31, 1997
                                        -----------------------------------

ASSETS:
Cash and due from banks                 $ 10,384,055        $ 13,323,501
Federal funds sold                         7,500,000           7,000,000
Interest bearing time deposits                     0             106,688
Investment securities(1)                  19,725,745          17,601,536
Securities available for sale(2)          51,097,645          40,176,218
Federal Home Loan Bank stock                 899,900             890,600
Loans (net)                              210,169,111         209,309,840
Premises and equipment                     5,470,216           5,718,534
Other real estate owned                      340,468             159,373
Accrued interest receivable                1,885,402           1,796,467
Goodwill                                   2,967,168           3,080,568
Other assets                               4,138,910           2,407,260
                                        --------------------------------
TOTAL ASSETS                            $314,578,620        $301,570,585
                                        ================================

LIABILITIES & STOCKHOLDERS' EQUITY:
Deposits                                $281,369,813        $271,322,250
Short term borrowings                      1,258,275           1,200,000
Notes payable                              2,648,249           1,375,308
Other liabilities                          1,231,091           1,236,601
                                        --------------------------------
TOTAL LIABILITIES                       $286,507,428        $275,134,159

STOCKHOLDERS' EQUITY:
Common stock                                  34,186              32,367
Paid in capital                           21,868,251          18,978,598
Retained earnings                          5,968,356           7,276,174
Net unrealized gain on investments
in available for sale securities             200,399             149,287
                                        --------------------------------
TOTAL STOCKHOLDERS' EQUITY              $ 28,071,192        $ 26,436,426
                                        --------------------------------
TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY                    $314,578,620        $301,570,585
                                        ================================

--------------------
<F1>  Investment securities are to be held to maturity and have a fair market value of $19,863,632 as of June 30, 1998 and $17,748,500 as of
      December 31, 1997.
<F2>  Securities classified as Available for Sale are stated at fair value with any unrealized gains or losses reflected as an adjustment in
      Stockholders' Equity.



                CONSOLIDATED STATEMENT OF INCOME AND EXPENSE
                                 (UNAUDITED)
                          6 MONTHS ENDING JUNE 30,


                                                      1998           1997
                                                   --------------------------

INTEREST AND DIVIDEND INCOME:
Interest and fees on loans                         $ 9,751,293    $ 9,132,947
Interest and dividends on investments                1,845,215      1,746,044
Other interest                                         335,647        366,462
                                                   --------------------------
    Total interest and dividend income              11,932,155     11,245,453
                                                   --------------------------

INTEREST EXPENSE:
Interest on deposits                                 5,231,751      5,051,211
Interest on other borrowed funds                        84,178         73,991
                                                   --------------------------
    Total interest expense                           5,315,929      5,125,202
                                                   --------------------------
    Net interest and dividend income                 6,616,226      6,120,251
                                                   --------------------------

PROVISION FOR LOAN LOSSES                              300,000        300,000

    Net interest and dividend income
     after provision for loan losses                 6,316,226      5,820,251
                                                   --------------------------

OTHER INCOME:
Service charges on deposit accounts                    459,706        479,827
Security gains, net                                    184,469        229,550
Other income                                           140,926        167,303
                                                   --------------------------
    Total other income                                 785,101        876,680
                                                   --------------------------

OTHER EXPENSE:
Salaries and employee benefits                       2,653,819      2,689,894
Occupancy expense                                      344,851        337,972
Equipment expense                                      291,617        311,336
Loss (gain) on sale of other real estate owned           4,236         (6,325)
Writedown of other real estate owned                         0              0
Other expense                                        1,143,844      1,135,395
                                                   --------------------------
    Total other expense                              4,438,367      4,468,272
                                                   --------------------------
Income before income taxes                           2,662,960      2,228,659
Income taxes                                         1,053,553        894,118
                                                   --------------------------
NET INCOME                                         $ 1,609,407    $ 1,334,541
                                                   ==========================
Basic earnings per share                           $      0.48    $      0.45
                                                   ==========================
Diluted earnings per share                         $      0.48    $      0.45
                                                   ==========================
Average shares outstanding                           3,373,842      3,001,438
                                                   ==========================


                CONSOLIDATED STATEMENT OF INCOME AND EXPENSE
                                 (UNAUDITED)
                          3 MONTHS ENDING JUNE 30,


                                                      1998           1997
                                                   -------------------------

INTEREST AND DIVIDEND INCOME:
Interest and fees on loans                         $4,865,934     $4,623,824
Interest and dividends on investments                 992,578        864,952
Other interest                                        215,530        202,528
                                                   -------------------------
    Total interest and dividend income              6,074,042      5,691,304
                                                   -------------------------

INTEREST EXPENSE:
Interest on deposits                                2,660,322      2,547,436
Interest on other borrowed funds                       43,944         37,058
                                                   -------------------------
    Total interest expense                          2,704,266      2,584,494
                                                   -------------------------
    Net interest and dividend income                3,369,776      3,106,810
                                                   -------------------------

PROVISION FOR LOAN LOSSES                             150,000        150,000

    Net interest and dividend income
     after provision for loan losses                3,219,776      2,956,810
                                                   -------------------------

OTHER INCOME:
Service charges on deposit accounts                   233,729        241,084
Security gains, net                                   128,189        123,299
Other income                                           63,610         75,009
                                                   -------------------------
    Total other income                                425,528        439,392
                                                   -------------------------

OTHER EXPENSE:
Salaries and employee benefits                      1,335,703      1,363,881
Occupancy expense                                     166,017        168,263
Equipment expense                                     141,544        156,665
Loss (gain) on sale of other real estate owned              0         (3,495)
Writedown of other real estate owned                        0              0
Other expense                                         576,281        537,194
                                                   -------------------------
    Total other expense                             2,219,545      2,222,508
                                                   -------------------------
Income before income taxes                          1,425,759      1,173,694
Income taxes                                          561,700        473,318
                                                   -------------------------

NET INCOME                                         $  864,059    $   700,376
                                                   =========================
Basic earnings per share                           $     0.25    $      0.23
                                                   =========================
Diluted earnings per share                         $     0.25    $      0.23
                                                   =========================
Average shares outstanding                          3,415,284      3,045,190
                                                   =========================


                    SLADE'S FERRY BANCORP AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                          Six Months Ended June 30
                          ------------------------
                                 (Unaudited)


Reconciliation of net income to net cash used in operating activities:        1998            1997
                                                                          ----------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $  1,609,407    $  1,334,541
Adjustments to reconcile net income to net cash used in operating activities:
  Accretion, net of amortization of fair market value adjustments               (4,359)         (2,859)
  Amortization of goodwill                                                     113,400         113,400
  Depreciation and amortization                                                330,860         328,207
  Gain on sale of fixed assets                                                  (2,700)              0
  Securities available for sale gains, net                                    (184,469)       (229,550)
  Provision for loan losses                                                    300,000         300,000
  Increase (decrease) in taxes payable                                         100,101         (10,370)
  Increase in interest receivable                                              (88,935)       (121,240)
  Decrease in interest payable                                                  (8,456)        (20,607)
  Increase (decrease) in accrued expenses                                      153,313         (23,480)
  (Increase) decrease in prepaid expenses                                       41,762        (109,945)
  Accretion of securities, net of amortization                                 (70,230)        (89,070)
  Accretion of securities available for sale, net of amortization               12,658         (28,446)
  Loss (gain) on sale of other real estate owned                                 4,236          (6,325)
  Writedown of other real estate owned                                               0               0
  Change in unearned income                                                     17,376          (3,938)
  (Increase) decrease in other assets                                       (1,898,843)        344,003
  Decrease in other liabilities                                               (151,708)       (400,528)
                                                                          ----------------------------
  Net cash provided by operating activities                                    273,413       1,373,793
                                                                          ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of securities available for sale                               (20,241,024)     (5,631,667)
  Maturities of interest bearing time deposits                                 106,688          42,910
  Maturities of securities available for sale                                9,053,434       2,923,250
  Sales of securities available for sale                                       514,416         690,031
  Proceeds from sale of other real estate owned                                 62,764         241,825
  Proceeds from maturities of investment securities                          5,096,059       7,632,410
  Purchases of investment securities                                        (7,150,038)     (9,795,931)
  Net increase in loans                                                     (1,435,675)     (7,816,013)
  Capital expenditures                                                         (82,542)       (186,783)
  Proceeds from sale of fixed assets                                             2,700               0
  Purchases of Federal Home Loan Bank Stock                                     (9,300)              0
  Recoveries of previously charged-off loans                                    16,633          18,303
                                                                          ----------------------------
  Net cash used in investing activities                                    (14,065,885)    (11,881,665)
                                                                          ----------------------------


                    SLADE'S FERRY BANCORP AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                          Six Months Ended June 30
                                 (Unaudited)
                                 (Continued)


                                                                              1998            1997
                                                                          ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of stock                                         $    323,709    $  4,014,183
  Net increase (decrease) in demand deposits, NOW, money market
   and savings accounts                                                      1,641,404        (298,208)
  Net increase in time deposits                                              8,406,159       4,357,968
  Net increase in short-term borrowing                                          58,275         525,211
  Dividends paid                                                              (349,462)       (300,280)
  Increase (decrease) in notes payable                                       1,272,941         (42,626)
                                                                          ----------------------------
  Net cash provided by financing activities                                 11,353,026       8,256,248
                                                                          ----------------------------
  Net decrease in cash and cash equivalents                                 (2,439,446)     (2,251,624)
  Cash and cash equivalents at beginning of period                          20,323,501      24,128,724
                                                                          ----------------------------
  Cash and cash equivalents at end of period                              $ 17,884,055    $ 21,877,100
                                                                          ============================

SUPPLEMENTAL DISCLOSURES:
  Loans originating from sales of Other Real Estate Owned                 $     60,800    $     93,600
  Interest paid                                                           $  5,324,385    $  5,145,809
  Income taxes paid                                                       $    953,452    $    904,488
  Loans transferred to Other Real Estate Owned                            $    248,095    $    287,239


      SLADE'S FERRY BANCORP AND SUBSIDIARY, SLADE'S FERRY TRUST COMPANY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                June 30, 1998

Note A - Basis of Presentation
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of Slade's Ferry Bancorp, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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


ITEM 2

Management's Discussion and Analysis
------------------------------------

Financial Condition
-------------------

At June 30, 1998 the Company had total assets of $314.6 Million compared to $301.6 Million reported at December 31, 1997. The increase in assets of $13 Million occurred predominately in investment securities of $2.1 Million and securities available for sale of $10.9 Million. Funding for the purchases of these investment products was provided by the increase in deposit levels. Deposits at June 30, 1998 totaled $281.4, up by $10.1 Million from $271.3 Million reported at year end 1997. Certificates of deposits is the largest deposit component and represents $140.4 Million reflecting a growth of $8.3 Million during the first six months of 1998 from $132.1 Million at the end of 1997. The remaining increase of $1.8 Million occurred in the demand deposit and savings categories. Certificates of deposits do not extend out beyond three years.

The loan portfolio which generally averages monthly paydowns of $2.5 Million, had a gross increase of $0.6 Million since December 31, 1997. The bank also financed $1.4 Million in loans to qualified commercial borrowers through a match funding program offered by the Federal Home Loan Bank. The interest earned on these types of loans generally yields less than conventional financing. This product is offered only to borrowers that meet certain credit and deposit requirements.

Other assets increased by $1.7 Million during the past six months, of which $1.6 Million was used to purchase single premium life insurance policies, which provide each member of the Board of Directors with a supplementary life insurance benefit. The Bank also provided $50,000 as a down payment to purchase a plot of land located at 833 Ashley Boulevard, New Bedford, Massachusetts for the purpose of constructing a single story branch banking facility. It is anticipated that construction will commence in September 1998.

At June 30, 1998, securities classified as Available for Sale had net unrealized gains of $200,399 as a result of current market conditions, compared to net unrealized gains of $149,287 reported on December 31, 1997. Securities in the Available for Sale category may be sold if it becomes desirable to improve liquidity, or when management feels it would be appropriate to improve interest rate risk by selling securities and reinvesting the proceeds into higher yielding investments.

Investment Securities are securities that the Company will hold to maturity and are carried at amortized cost on the balance sheet, and are summarized as follows as of June 30, 1998.

                                                                             Gross
                                                              Gross        Unrealized
                                            Amortized      Unrealized       Holding
(Dollars in Thousands)                      Cost Basis    Holding Gains      Losses      Fair Value
---------------------------------------------------------------------------------------------------

Debt securities issued by the U. S.
 Treasury and other U. S.                    $ 9,708          $ 51            $ 1         $ 9,758
 Government corporations and
 agencies
Debt securities issued by states of the
 United States and political
 subdivisions of the states                    9,860            98             12           9,946
Mortgage-backed securities                       157             1            ---             158
Other debt securities                              1           ---            ---               1
-------------------------------------------------------------------------------------------------
                                             $19,726          $150            $13         $19,863
=================================================================================================


Investments in Available for Sale securities are carried at fair value on the balance sheet and are summarized as follows as of June 30, 1998.

                                                                             Gross
                                                              Gross        Unrealized
                                            Amortized      Unrealized       Holding
(Dollars in Thousands)                      Cost Basis    Holding Gains      Losses      Fair Value
---------------------------------------------------------------------------------------------------

Debt securities issued by the U. S.
 Treasury and other U. S.                    $40,107          $ 81            $101        $40,087
 Government corporations and
 agencies

Marketable Equities                            1,811           421              94          2,138

Mortgage-backed securities                     8,647            20              23          8,644

Asset-backed securities                          228           ---             ---            228
-------------------------------------------------------------------------------------------------
                                             $50,793          $522            $218        $51,097
=================================================================================================

      Increase to Stockholders' Equity:
      (In Whole Dollars)
            Unrealized gain on Available for Sale Securities        $304,249
            Less tax effect                                          103,850
                                                                    --------
            Net unrealized gain on Available for Sale Securities    $200,399
                                                                    ========


          INFORMATION WITH RESPECT TO NONACCRUAL AND PAST DUE LOANS AT JUNE 30, 1998 AND 1997 AND DECEMBER 31, 1997 AND 1996


                                                        At June 30        At December 31
-----------------------------------------------------------------------------------------
(Dollars in Thousands)                                1998      1997      1997      1996
-----------------------------------------------------------------------------------------

Nonaccrual Loans                                     $4,047    $4,970    $4,597    $4,352
Loans 90 days or more past due and still accruing       705       280       147       112
Real estate acquired by foreclosure
 or substantively repossessed                           340       359       159       308

Percentage of nonaccrual loans to total loans          1.89%     2.41%     2.15%     2.19%

Percentage of nonaccrual loans and real estate
 acquired by foreclosure or substantively
 repossessed to total assets                           1.39%     1.77%     2.00%     1.88%

Percentage of allowance for possible loan losses
 to nonaccrual loans                                  85.05%    69.16%  80.36%      77.07%


The $4.0 Million in nonaccrual loans consists of $3.7 Million of real estate mortgages and $.3 Million attributed to commercial loans. Of the total nonaccrual loans outstanding, $253,035 are restructured at June 30, 1998.

The Company's nonperforming assets as a total increased to $5.1 Million at June 30, 1998 from $4.9 Million reported on December 31, 1997. The Company considers nonaccrual loans, loans past due 90 days or more but still accruing, and real estate acquired by foreclosure or substantively repossessed as nonperforming assets. Nonaccrual loans which is the largest component of nonperforming assets decreased by $550,000 during this six month period. The decrease consists of $681,000 of loans placed into the nonaccrual status, offset by $1,231,000 representing payments and loans resolved or charged off. A $1.5 Million commercial real estate loan that had been previously classified as nonaccrual in March 1997 remains in the nonaccrual category despite payments being made by the borrower which are applied directly to principal. Pursuant to the Company's normal policy, this loan will remain in the nonaccrual status until the loan becomes current and the borrower can demonstrate a regular consistent schedule of payments. The real estate collateralizing this loan has an appraised value of $2.7 Million obtained in December 1997. Loans past due 90 days or more but still accruing increased to $705,000 from $147,000 reported at the end of 1997. This amount represents six separate loans that have residential properties with substantial values collateralizing each loan. Therefore, the Company has elected to continue to accrue income on these loans.

Real estate acquired through foreclosure or substantively repossessed increased to $340,000 at June 30, 1998 and consists of two parcels of real estate.

The percentage of nonaccrual loans to total loans decreased from 2.15% reported at year end 1997 to 1.89% at June 30, 1998 primarily due to the decrease in the nonaccrual category and the slight increase in the total loan portfolio.


        INFORMATION WITH RESPECT TO NONACCRUAL AND RESTRUCTURED LOANS
          AT JUNE 30, 1998 AND 1997 AND DECEMBER 31, 1997 AND 1996


                                                        At June 30        At December 31
-----------------------------------------------------------------------------------------
(Dollars in Thousands)                                1998      1997      1997      1996
-----------------------------------------------------------------------------------------

Nonaccrual Loans                                     $4,047    $4,970    $4,597    $4,352
Interest income that would have been recorded
 under original terms                                $  176    $  202    $  394    $  361
Interest income recorded during the period           $   13    $   28    $   58    $   62


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

Included in the $4,046,540 in nonaccrual loans are $3,851,348 which the Company has determined to be impaired, for which $836,984 have a related allowance for credit losses of $253,127 and $3,014,364 have no related allowance for credit losses.

The Company has $500,000 of potential problem loans for which payments are presently current. However, the borrowers are experiencing financial difficulty. These loans are subject to management's attention and their classification is reviewed monthly. If these loans should become nonperforming, the effect will be immaterial, due to the asset values of their collateral.

There were no other loans classified for regulatory purposes at June 30, 1998 that management reasonably expects will materially impact future operating results, liquidity or capital resources.

             ANALYSIS OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                             Six Months            Years Ended
                                             At June 30          At December 31
---------------------------------------------------------------------------------
(Dollars in Thousands)                     1998       1997       1997       1996
---------------------------------------------------------------------------------

Balance at January 1                      $3,694     $3,354     $3,354     $2,498
---------------------------------------------------------------------------------
Charge-offs:
  Commercial                                (549)       (51)       (40)      (276)
  Real estate - construction                 ---        ---        ---        ---
  Real estate - mortgage                     ---       (146)      (147)        (4)
  Installment/consumer                       (20)       (38)       (68)      (159)
---------------------------------------------------------------------------------
                                            (569)      (235)      (255)      (439)
---------------------------------------------------------------------------------

Recoveries:
  Commercial                                   4          8         41        332
  Real estate - construction                 ---        ---        ---        ---
  Real estate - mortgage                       2        ---         16        ---
  Installment/consumer                        11         10         38        107
---------------------------------------------------------------------------------
                                              17         18         95        439
---------------------------------------------------------------------------------
Net Charge-offs                             (552)      (217)      (160)       ---
---------------------------------------------------------------------------------
Additions charged to operations              300        300        500        400
Allowance attributable to acquisition        ---        ---        ---        456
---------------------------------------------------------------------------------
Balance at end of period                  $3,442     $3,437     $3,694     $3,354
=================================================================================

Ratio of net charge-offs to
 average loans outstanding                 0.259%     0.108%     0.080%     0.000%


The Allowance for Possible Loan Losses at June 30, 1998 was $3,441,693, compared to $3,693,865 at year end 1997. The decrease is due to the amount of loans charged off during the second quarter totaling $559,000 which occurred in the Commercial loan category. The Allowance for Possible Loan Losses as a percentage to outstanding loans decreased by 0.12% during the six month period to 1.61% from 1.73% reported at year end 1997.

The Bank provided $500,000 in 1997, $400,000 in 1996, and $300,000 as of
June 30, 1998 to the Allowance for Possible Loan Losses. Loans charged off were $255,000 in 1997, $439,000 in 1996, and $569,000 as of June 30, 1998.
Despite the amount of charge-offs that occurred during the second quarter in 1998, management believes that the current level of the Allowance for Loan Losses is adequate to absorb any losses in the foreseeable future due to the value of assets collateralizing the loan portfolio.

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


                                   June 30, 1998             December 31, 1997            December 31, 1996
                              --------------------------------------------------------------------------------
                                           Percent of                  Percent of                  Percent of
                                            Loans in                    Loans in                    Loans in
                                             Each                        Each                        Each
                                           Category to                 Category to                 Category to
                               Amount      Total Loans     Amount      Total Loans     Amount      Total Loans
                              --------------------------------------------------------------------------------
                                                          (Dollars in Thousands)

Domestic:
Commercial                    $1,108(1)       19.92%      $  984(1)       17.14%      $  789(1)       15.70%
Real estate - Construction        60           4.23           44           3.12           41           3.46
Real estate - mortgage         1,919(2)       72.65        2,311(2)       76.50        2,150(2)       77.42
Consumer(3)                      355(4)        3.20          355(4)        3.24          374(4)        3.42
                              -----------------------------------------------------------------------------
                              $3,442         100.00%      $3,694         100.00%      $3,354         100.00%
                              =============================================================================

--------------------
<F1>  Includes amounts specifically reserved for impaired loans of $1,659 as of June 30, 1998, $42,937 as of December 31, 1997 and $0.00 as of
      December 31, 1996 as required by Financial Accounting Standard No.
      114, Accounting for Impairment of Loans.
<F2>  Includes amounts specifically reserved for impaired loans of $235,777 as of June 30, 1998, $566,220 as of December 31, 1997 and $838,290 as
      of December 31, 1996 as required by Financial Accounting Standard No.
      114, Accounting for Impairment of Loans.
<F3>  Includes consumer, obligations of states and political subdivisions and other.
<F4>  Includes amounts specifically reserved for impaired loans of $15,691 as of June 30, 1998, $14,413 as of December 31, 1997, and $0.00 as of
      December 31, 1996, as required by Financial Accounting Standard No.
      114, Accounting for Impairment of Loans.

The loan portfolio's largest segment of loans is commercial real estate loans, which represent 52% of gross loans. Residential real estate, which is the second largest segment of the loan portfolio, represents 21% of gross loans. The Company requires a loan to value ratio of 80% in both commercial and residential mortgages. These mortgages are secured by real properties which have a readily ascertainable appraised value.

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

Commercial loans consist of loans predominantly collateralized by inventory, furniture and fixtures, and accounts receivable. In assessing the collateral for this type of loan, management applies a 40% liquidation value to inventories, 25% to furniture, fixtures and equipment; and 60% to accounts receivable. Commercial loans represent 20% of the loan portfolio.

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


Results of Operations
---------------------

Net interest income for the six months ending June 30, 1998 increased by $495,975 to $6,616,226, when compared to $6,120,251 recorded during the same period in 1997. Total interest and dividend income increased by $686,702 primarily due to a larger loan base. This was offset by an increase of $190,727 in interest expense, due to higher deposit levels being serviced during the current six month period compared to the same period in the previous year.

The Provision for Loan Losses is a charge against earnings and funds the Allowance for Possible Loan Losses. The Bank's provision during the six month period ending June 30, 1998 was $300,000, the same amount that was provided during the same period in the prior year.

Total Other Income decreased by $91,579 for the first six months in 1998, compared to the same period in 1997. Service charges on deposit accounts were down by $20,121 due to customers switching to no fee checking accounts, which are provided in order to remain competitive with other area banks and credit unions. The Company realized $184,469 of gains on sales of securities due to the sale of various corporate equities, compared to $229,550 realized in the same period of the previous year. The line item Other Income was down by $26,377 compared to the same period in 1997.
During the first quarter in 1997, non-recurring income totaling $18,432 associated with the acquisition of the National Bank of Fairhaven was recognized. The remaining variances in the line item Other Income were due to normal business conditions and certain recoveries in early 1997 of previously booked losses.

Total Other Expense for the first six months in 1998 was down by $29,905 to $4,438,367, from $4,468,272 recorded for the same period in 1997. Salaries and employees benefits were down by $36,075, despite general wage increases and increased cost of benefits, primarily due to the nonreplacement of individuals whose services with the Bank have been terminated. Occupancy and Equipment Expenses combined were down by $12,840 primarily due to a net reduction in depreciation costs realized on equipment that became fully depreciated during the latter part of 1997, which offset depreciation costs of newly obtained equipment.

A loss of $4,236 was incurred in the sale of real estate that was acquired by foreclosure, whereas during the same period in the prior year, the Bank realized a gain on sale of other real estate of $6,325.

The following table sets forth the components of the line item Other Expense. This table reflects an increase of $39,087 to $576,281 from $537,194 for the three month period ending June 30, 1998, and an increase of $8,449 to $1,143,844 from $1,135,395 for the six month period ending June 30, 1998.

                                   Second Quarter                   Six Months
----------------------------------------------------------------------------------------------
                                   1998     1997     Variance     1998       1997     Variance
----------------------------------------------------------------------------------------------

Amortization of Goodwill           $ 57     $ 57          0      $  113     $  113         0
Advertising & Public Relations      100       98          2         199        198         1
Stationery & Supplies                62       83        (21)        116        176       (60)
Communications                       66       56         10         151        137        14
Professional fees &
 Other Services                      73       58         15         137        138        (1)
Other Miscellaneous Expenses        218      185         33         428        373        55
--------------------------------------------------------------------------------------------
Other Expense                      $576     $537       $ 39      $1,144     $1,135      $  9
============================================================================================


Stationery and Supplies had material decreases of $21,000 during the second quarter and $60,000 during the first six months of 1998 compared to the previous year. These decreases are the result of bulk purchasing at discounted prices of supplies that will not become outdated, and an overall reduction of supply usage.

Other Miscellaneous Expenses were up by $33,000 during the second quarter and $55,000 for the six month period in 1998, when compared to the prior year. The most noted increases were attributable to directors fees, due to the expansion of the Board of Directors that occurred in the last quarter of 1997; and the expense associated with the purchase of the single premium life insurance policies that occurred in January 1998, which provide each member of the Board of Directors with a supplementary life insurance benefit. This cost will decrease annually until policy year 2000, when the cash surrender value of the policies is expected to realize income. Committee fees were up by $3,000 and $10,000 for three and six months respectively, when compared to the previous year; and life insurance expense incurred costs of $17,000 and $42,500 respectively, for the three month period and six month period ending June 30, 1998.

Income before income taxes for the six month period ending June 30, 1998 was $2,662,960, up by $434,301 from $2,228,659 reported as of June 30, 1997.
Applicable income taxes for the six month period ending June 30, 1998 were $1,053,553, an increase of $159,435 when compared to $894,118 expensed in the prior year. Net earnings were $1,609,407, up by $274,866 or 20.6%, when compared to $1,334,541 reported for six months in the previous year. Earnings per share on a fully diluted basis was $0.48 for six months ending June 30, 1998 compared to $0.45 reported at June 30, 1997.

The results of operation for the second quarter in 1998 indicate that the net interest income was up by $262,966 to $3,369,776 from $3,106,810 earned during the same period in the previous year. The provision for loan losses remained the same as incurred during the second quarter in 1997. Total Other Income decreased by $13,864 of which a decrease of $7,355 occurred in service charges on deposit accounts as a result of customers switching to no fee checking accounts. Various corporate equities were sold during the second quarter realizing gains of $128,189. During the same period in the prior year, gains on sales of securities totaled $123,299.

Other Income was down by $11,399 for the second quarter in 1998 when compared to the second quarter in 1997. There were decreases in safe deposit rental income of $4,750, miscellaneous income of $2,700 and food coupon income of $2,220. The remaining decrease of $1,729 is attributable to various other income accounts.

Total Other Expense decreased slightly by $2,963 to $2,219,545 for the three month period ending June 30, 1998 compared to $2,222,508 reported for the second quarter in 1997.

A decrease of $28,178 occurred in Salaries and Employee Benefits primarily due to a smaller employee base. Occupancy and Equipment Expense combined decreased by $17,367 due to equipment still being utilized which became fully depreciated during 1997 and the first quarter of 1998. A gain on sale of foreclosed property of $3,495 occurred during the second quarter in 1997. There were no losses or gains on sales of other real estate owned during the second quarter in the current year.

The line item Other Expense is detailed in the preceding table and, as noted, significant variances occurred in stationery and supplies, and other miscellaneous expenses which reflect fees and insurance costs relating to the directors.

Income before taxes for the second quarter in 1998 was up by $252,065 to $1,425,759 from $1,173,694 reported for the same period in the prior year. Applicable income taxes increased by $88,382 to $561,700 when compared to $473,318 reported in the second quarter in 1997.

The net income for the three month period ending June 30, 1998 was $864,059, up by $163,683 or 23.4%, when compared to $700,376 earned in the second quarter in 1997. Diluted earnings per share for the second quarter in 1998 were $0.25 compared to $0.23 for the same period in 1997.


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

The Company also has the ability to borrow funds for liquidity purposes from correspondent banks, the Federal Home Loan Bank, as well as the Federal Reserve Bank of Boston by pledging various investment securities as collateral. The Company did not have the need to borrow for liquidity purposes in 1997 nor during the first six months in the current year. Tax payments made by our customers which are owed to the Federal Reserve Bank Treasury Tax and Loan account are classified as Short Term borrowings. The Notes Payable represents a note due Fleet Bank. The note is attributable to Fairbank, Inc. and was assumed at the time of the merger. It has a final maturity in November, 1999. Due to the applicable prepayment fees, it is advantageous for the Bank to continue with the applicable terms of the note. There is also a $1,751,600 borrowing from the Federal Home Loan Bank included in Notes Payable representing the match funding program that is available to qualified borrowers.

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

At June 30, 1998, the Bank's liquidity ratio stood at 27.7% as compared to 24.5% at December 31, 1997. The liquidity ratio is determined by dividing the Bank's short term assets (cash and due from banks, interest bearing deposits due from other banks, securities, and federal funds sold) by the Bank's total deposits. Management believes the Bank's liquidity to be adequate to meet the current and presently foreseeable needs of the Bank.

The comparison of cash flows for the six months ending June 30, 1998 and 1997 shows a decrease in the net cash provided by operating activities of $1.1 Million. This is largely attributable to the increase in other assets which includes the aforementioned $1.6 Million of single premium life insurance policies.

Cash flows from investing activities show a net increase in cash used in investing activities of $2.2 Million when compared to 1997. Purchases of securities increased by $12.0 Million offset by maturities of securities of $3.6 Million when compared to the same six months in 1997. The remaining $6.2 Million is attributable to the decrease in cash used in loan activity.

Cash provided by financing activities increased $3.1 Million during the first six months of 1998 when compared to the same period in 1997. The change in cash provided by time deposits represented $4.0 Million of the increase. There were also increases in cash provided by demand, NOW, money market and savings accounts of $1.9 Million and notes payable of $1.3 Million. These were offset by decreases of $3.7 Million in proceeds from issuance of stock and $.6 Million in short term borrowings. There was a new offering of common stock from mid May to mid June 1997 which resulted in $3.9 Million in cash proceeds from issuance of that stock for the first six months of 1997. There was no new stock offering in the first six months of 1998.

Capital
-------

As of June 30, 1998, the Company had total capital of $28,071,192. This represents an increase of $1,634,766 from $26,436,426 reported on December 31, 1997. The increase in capital was a combination of several factors. Additions consisted of six months earnings of $1,609,407 and transactions originating through the Dividend Reinvestment Program whereby 8,137.851 shares were issued for cash contributions of $136,673 and 10,083.365 shares were issued for $168,355 in lieu of cash dividend payments. Stock options were exercised for proceeds of $18,680. These additions were offset by dividends paid of $349,461.

Also, affecting capital is the adjustment that reflects net unrealized gains or losses, net of taxes, on securities classified as Available for Sale.
On December 31, 1997 the Available for Sale portfolio had unrealized gains, net of taxes, of $149,287, and on June 30, 1998, as a result of current market values, the portfolio reflects unrealized gains, net of taxes, of $200,399.

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

At June 30, 1998 the actual Risk Based Capital of the Bank was $22,707,000 for Tier 1 Capital, exceeding the minimum requirements of $8,789,400 by $13,917,600. Total Capital of $25,462,000 exceeded the minimum requirements of $17,578,800 by $7,883,200 and Leverage Capital of $22,707,000 exceeded
the minimum requirements of $12,513,400 by $10,193,600.   In addition to the
"minimum" capital requirements, "well capitalized" standards have also been established by the Federal Banking Regulators.

The table below illustrates the capital ratios of the Company and the Bank on June 30, 1998 and at December 31, 1997.

                               Well           June 30, 1998        December 31, 1997
                            Capitalized     -----------------------------------------
                            Requirement     Bancorp      Bank      Bancorp      Bank
-------------------------------------------------------------------------------------

Total Capital (to Risk
 Weighted Assets)               10%         12.56%      11.59%     12.04%      11.18%
-------------------------------------------------------------------------------------

Tier I Capital (to Risk
 Weighted Assets)                6%         11.31%      10.33%     10.74%       9.88%
-------------------------------------------------------------------------------------

Leverage Capital (to
 Average Assets)                 5%          7.91%       7.26%      7.79%       7.18%
-------------------------------------------------------------------------------------

                                   PART II
                              OTHER INFORMATION


ITEM 4

Submission of Matters to a Vote of Security Holders

The Annual Meeting of the stockholders of Slade's Ferry Bancorp was held on April 13, 1998.


Proposal One - Election of Clerk/Secretary

The following individual was reelected by the stockholders to serve as Clerk/Secretary until the next annual meeting of the stockholders, and until his successor is elected and qualified.

                                    VOTES
---------------------------------------------------------
Nominee                             For           Against
---------------------------------------------------------

Attorney Peter G. Collias        2,437,509         4,727


Proposal Two - Election of Class Three Directors

The following five individuals were re-elected to serve as directors of the Company until the 2001 Annual Meeting of stockholders, and until their successors are elected or qualified.

                                    VOTES
---------------------------------------------------------
Nominee                             For           Against
---------------------------------------------------------

James D. Carey                   2,431,585        10,545

William Q. MacLean Jr.           2,358,901        83,229

Francis A. Macomber              2,414,408        27,722

Majed Mouded, MD                 2,435,915         6,215

David F. Westgate                2,419,031        23,099


The following additional directors continued their terms in office after the meeting.

Thomas B. Almy                         Lawrence J. Oliveira DDS
Peter G. Collias                       Peter Paskowski
Donald T. Corrigan                     Kenneth R. Rezendes
Melvyn A. Holland                      William J. Sullivan
Shaun O'Hearn Sr.                      Charles Veloza


ITEM 6

Exhibits and Reports on Form 8-K

(a)  Exhibits:  See exhibit index

(b)  Reports on Form 8-K:  None



                                EXHIBIT INDEX


Exhibit No.     Description                                                Page
-----------     -----------                                                ----


10              Form of Directors' Paid-up Insurance Policy for Thomas B. Almy
                (Similar forms of policy entered into by Company for other Directors)

27              Financial Data Schedule


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SLADE'S FERRY BANCORP
                                       -----------------------------------------
                                       (Registrant)


August 14, 1998                        /s/ Kenneth R. Rezendes
------------------------------         ----------------------------------------
(Date)                                 (Signature)          Kenneth R. Rezendes
                                                                  President/CEO


August 14, 1998                        /s/ James D. Carey
------------------------------         ----------------------------------------
(Date)                                 (Signature)               James D. Carey
                                                       Executive Vice President


August 14, 1998                        /s/ Ralph S. Borges
------------------------------         ----------------------------------------
(Date)                                 (Signature)              Ralph S. Borges
                                                                      Treasurer
                                                        Chief Financial Officer
                                                       Chief Accounting Officer


