Form 10QSB
period 1998-09-30
SLADES FERRY BANCORP
filed 1998-11-16
CIK 857499

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                 FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                     For quarter ended September 30, 1998

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

Common stock ($.01 par value) 3,427,953.365 shares as of September 30, 1998

Traditional Small Business Disclosure Format:

                            Yes  [X]      No  [ ]

                                   PART I
                                   ITEM 1

Financial Statements

                            SLADE'S FERRY BANCORP
                         CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)

                                      September 30, 1998    December 31, 1997
                                      ------------------    -----------------

ASSETS:
Cash and due from banks                  $ 12,596,141         $ 13,323,501
Federal funds sold                          8,500,000            7,000,000
Interest bearing time deposits                      0              106,688
Investment securities(1)                   20,348,465           17,601,536
Securities available for sale(1)           50,050,230           40,176,218
Federal Home Loan Bank stock                  899,900              890,600
Loans (net)                               211,265,987          209,309,840
Premises and equipment                      6,380,358            5,718,534
Other real estate owned                       582,064              159,373
Accrued interest receivable                 1,941,672            1,796,467
Goodwill                                    2,910,468            3,080,568
Other assets                                4,246,992            2,407,260
                                         ---------------------------------
      TOTAL ASSETS                       $319,722,277         $301,570,585
                                         =================================

LIABILITIES & STOCKHOLDERS' EQUITY:
Deposits                                 $286,126,417         $271,322,250
Short term borrowings                         315,966            1,200,000
Notes payable                               2,613,714            1,375,308
Other liabilities                           1,714,906            1,236,601
                                         ---------------------------------
      TOTAL LIABILITIES                   290,771,003          275,134,159

STOCKHOLDERS' EQUITY:
Common stock                                   34,280               32,367
Paid in capital                            22,014,042           18,978,598
Retained earnings                           6,762,541            7,276,174
Net unrealized gain on investments
 in available for sale securities             140,411              149,287
                                         ---------------------------------
      TOTAL STOCKHOLDERS' EQUITY           28,951,274           26,436,426
                                         ---------------------------------
      TOTAL LIABILITIES &
       STOCKHOLDERS' EQUITY              $319,722,277         $301,570,585
                                         =================================

<F1>  Investment securities are to be held to maturity ahd have a fair market value of $20,585,685 as of September 30, 1998 and $17,748,500 as of
      December 31, 1997.
<F2>  Securities classified as Available for Sale are stated at fair value with any unrealized gains or losses reflected as an adjustment in Stockholders' Equity.


                CONSOLIDATED STATEMENT OF INCOME AND EXPENSE
                                 (UNAUDITED)
                        9 MONTHS ENDING SEPTEMBER 30,

                                                     1998             1997
                                                     ----             ----

INTEREST AND DIVIDEND INCOME:
Interest and fees on loans                       $14,902,281      $14,105,859
Interest and dividends on investments              2,850,176        2,655,885
Other interest                                       449,620          497,129
                                                 ----------------------------
      Total interest and dividend income          18,202,077       17,258,873
                                                 ----------------------------

INTEREST EXPENSE:
Interest on deposits                               7,856,863        7,661,261
Interest on other borrowed funds                     143,330          108,962
                                                 ----------------------------
      Total interest expense                       8,000,193        7,770,223
                                                 ----------------------------
      Net interest and dividend income            10,201,884        9,488,650
                                                 ----------------------------

PROVISION FOR LOAN LOSSES                            450,000          450,000
  Net interest and dividend income
   after provision for loan losses                 9,751,884        9,038,650
                                                 ----------------------------

OTHER INCOME:
Service charges on deposit accounts                  681,107          707,690
Security gains, net                                  382,370          312,865
Other income                                         200,499          227,658
                                                 ----------------------------
      Total other income                           1,263,976        1,248,213
                                                 ----------------------------

OTHER EXPENSE:
Salaries and employee benefits                     4,056,344        4,072,061
Occupancy expense                                    515,451          501,282
Equipment expense                                    429,012          467,761
Loss (gain) on sale of other real estate owned       (33,039)          27,166
Writedown of other real estate owned                       0            6,449
Other expense                                      1,730,539        1,768,685
                                                 ----------------------------
      Total other expense                          6,698,307        6,843,404
                                                 ----------------------------

Income before income taxes                         4,317,553        3,443,459

Income taxes                                       1,708,504        1,380,503
                                                 ----------------------------

NET INCOME                                       $ 2,609,049      $ 2,062,956
                                                 ============================

Basic earnings per share                         $      0.77      $      0.66
                                                 ============================

Diluted earnings per share                       $      0.77      $      0.66
                                                 ============================

Average shares outstanding                         3,390,719        3,128,625
                                                 ============================


                CONSOLIDATED STATEMENT OF INCOME AND EXPENSE
                                 (UNAUDITED)
                        3 MONTHS ENDING SEPTEMBER 30,

                                                     1998             1997
                                                     ----             ----

INTEREST AND DIVIDEND INCOME:
Interest and fees on loans                       $ 5,150,988      $ 4,972,912
Interest and dividends on investments              1,004,961          909,841
Other interest                                       113,973          130,667
                                                 ----------------------------
      Total interest and dividend income           6,269,922        6,013,420
                                                 ----------------------------

INTEREST EXPENSE:
Interest on deposits                               2,625,112        2,610,050
Interest on other borrowed funds                      59,152           34,971
                                                 ----------------------------
      Total interest expense                       2,684,264        2,645,021
                                                 ----------------------------
      Net interest and dividend income             3,585,658        3,368,399
                                                 ----------------------------

PROVISION FOR LOAN LOSSES                            150,000          150,000
  Net interest and dividend income
   after provision for loan losses                 3,435,658        3,218,399
                                                 ----------------------------

OTHER INCOME:
Service charges on deposit accounts                  221,401          227,863
Security gains, net                                  197,901           83,315
Other income                                          59,573           60,355
                                                 ----------------------------
      Total other income                             478,875          371,533
                                                 ----------------------------

OTHER EXPENSE:
Salaries and employee benefits                     1,402,525        1,382,167
Occupancy expense                                    170,600          163,310
Equipment expense                                    137,395          156,425
Loss (gain) on sale of other real estate owned       (37,275)          33,491
Writedown of other real estate owned                       0            6,449
Other expense                                        586,695          633,290
                                                 ----------------------------
      Total other expense                          2,259,940        2,375,132
                                                 ----------------------------

Income before income taxes                         1,654,593        1,214,800

Income taxes                                         654,951          486,385
                                                 ----------------------------

NET INCOME                                       $   999,642      $   728,415
                                                 ============================

Basic earnings per share                         $      0.29      $      0.22
                                                 ============================

Diluted earnings per share                       $      0.29      $      0.22
                                                 ============================

Average shares outstanding                         3,423,922        3,378,853
                                                 ============================


                    SLADE'S FERRY BANCORP AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Nine Months Ended September 30,
                                 (Unaudited)

                                                       1998              1997
                                                       ----              ----

Reconciliation of net income to net cash used in operating activities:

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                        $  2,609,049      $  2,062,956
Adjustments to reconcile net income to net
 cash used in operating activities:
  Accretion, net of amortization of fair
   market value adjustments                             (6,538)           (4,288)
  Amortization of goodwill                             170,100           170,100
  Gain on sale of fixed assets                          (2,700)           (4,000)
  Depreciation and amortization                        494,619           485,015
  Securities available for sale gains, net            (382,370)         (312,865)
  Provision for loan losses                            450,000           450,000
  Increase (decrease) in taxes payable                 227,314            (8,389)
  Increase in interest receivable                     (145,205)         (149,829)
  Decrease in interest payable                         (15,291)          (14,291)
  Increase in accrued expenses                         433,749           210,216
  (Increase) decrease in prepaid expenses               55,581           (74,588)
  Accretion of securities, net of amortization        (102,092)         (145,812)
  Accretion of securities available for sale,
   net of amortization                                  20,557           (33,510)
  Loss (gain) on sale of other real estate
   owned                                               (33,039)           27,166
  Writedown of other real estate owned                     -0-            19,739
  Change in unearned income                             68,822            52,253
  (Increase) decrease in other assets               (2,137,818)          295,255
  Increase (decrease) in other liabilities              57,835          (377,518)
                                                  ------------------------------
      Net cash provided by operating activities   $  1,762,573      $  2,647,610
                                                  ------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of securities available for sale       (27,365,464)      (10,405,473)
  Maturities of securities available for sale       16,812,650         7,258,379
  Sales of securities available for sale             1,046,930         1,389,999
  Proceeds from sale of other real estate owned        192,412           302,683
  Proceeds from maturities of investment
   securities                                        7,572,094        11,517,664
  Purchases of investment securities               (10,216,931)      (12,601,384)
  Net increase in loans                             (3,111,071)      (14,711,344)
  Capital expenditures                              (1,156,443)         (200,642)
  Proceeds from sale of fixed assets                     2,700             4,000
  Purchases of Federal Home Loan Bank Stock             (9,300)              -0-
  Recoveries of previously charged-off loans            62,588            47,612
  Maturities of interest bearing time deposits         106,688            42,910
                                                  ------------------------------
      Net cash used in investing activities       $(16,063,147)     $(17,355,596)
                                                  ------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of stock                 $    469,594      $  4,165,702
  Net increase (decrease) in demand deposits,
   NOW, money market and savings accounts            1,281,154        (7,391,063)
  Net increase in time deposits                     13,523,013         7,165,082
  Net increase (decrease) in short-term
   borrowing                                          (884,034)          119,690
  Dividends paid                                      (554,919)         (461,408)
  Increase (decrease) in notes payable               1,238,406           (67,626)
                                                  ------------------------------
      Net cash provided by financing activities   $ 15,073,214      $  3,530,377
                                                  ------------------------------

  Net increase (decrease) in cash and cash
   equivalents                                         772,640       (11,177,609)

  Cash and cash equivalents at beginning of
   period                                           20,323,501        24,128,724
                                                  ------------------------------

      Cash and cash equivalents at end of
       period                                     $ 21,096,141      $ 12,951,115
                                                  ==============================

SUPPLEMENTAL DISCLOSURES:
  Loans originating from sales of Other Real
   Estate Owned                                   $     60,800      $     93,600
  Interest paid                                   $  8,015,484      $  7,784,514
  Income taxes paid                               $  1,481,190      $  1,388,892
  Loans transferred to Other Real Estate Owned    $    582,064      $    287,239


      SLADE'S FERRY BANCORP AND SUBSIDIARY, SLADE'S FERRY TRUST COMPANY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                             September 30, 1998

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of Slade's Ferry Bancorp, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL CONDITION

At September 30, 1998 the Company had total assets of $319.7 Million compared to $301.6 Million reported at December 31, 1997. The increase in assets of $18.1 Million occurred predominately in investment securities of $2.7 Million and securities available for sale of $9.9 Million. Funding for the purchases of these investment products was provided by the increase in deposit levels. Deposits at September 30, 1998 totaled $286.1, up by $14.8 Million from $271.3 Million reported at year end 1997. Certificates of deposits is the largest deposit component and represents $145.6 Million reflecting a growth of $13.5 Million during the first nine months of 1998 from $132.1 Million at the end of 1997. The remaining increase of $1.3 Million occurred in the demand deposit and savings categories. Certificates of deposits do not extend out beyond three years.

The loan portfolio which generally averages monthly paydowns of $2.5 Million, had a net increase of $2.0 Million since December 31, 1997. The bank also financed $1.7 Million in loans to qualified commercial borrowers through a match funding program offered by the Federal Home Loan Bank. The interest earned on these types of loans generally yields less than conventional financing. This product is offered only to borrowers that meet certain credit and deposit requirements.

Premises and equipment increased by $662,000 at September 30, 1998 due to a capital outlay of $1,050,000, net of year to date depreciation. The capital outlay consisted of $550,000 to acquire a plot of land located at 833 Ashley Boulevard, New Bedford, Massachusetts for the purpose of erecting a colonial style branch bank. It is estimated that the cost of construction will be approximately $400,000 for a total estimated cost of $950,000. The Bank also paid $500,000 to purchase a branch bank facility at 1601 South Main Street, Fall River, Massachusetts. This facility was formerly a branch of BankBoston prior to its closing in June 1998. The Bank anticipates that the two branches will be opened by mid January 1999.

Other assets increased by $1.8 Million during the past nine months of which $1.6 Million was used to purchase single premium life insurance policies, which provide each member of the Board of Directors with a supplementary life insurance benefit.

At September 30, 1998, securities classified as Available for Sale had net unrealized gains of $140,411 as a result of current market conditions, compared to net unrealized gains of $149,287 reported on December 31, 1997.
 Securities in the Available for Sale category may be sold if it becomes desirable to improve liquidity, or when management feels it would be appropriate to improve interest rate risk by selling securities and reinvesting the proceeds into higher yielding investments.

Investment Securities are securities that the Company will hold to maturity and are carried at amortized cost on the balance sheet, and are summarized as follows as of September 30, 1998.

                                                                      Gross
                                                      Gross        Unrealized
                                      Amortized     Unrealized       Holding
(Dollars in Thousands)                Cost Basis   Holding Gains     Losses     Fair Value
------------------------------------------------------------------------------------------

Debt securities issued by the U.S.
 Treasury and other U.S. Government
 corporations and agencies              $ 9,314         $101          $--        $ 9,415

Debt securities issued by states of
 the United States and political
 subdivisions of the states              10,898          136            1         11,033

Mortgage-backed securities                  136            1           --            137

Other debt securities                         1           --           --              1
                                        ------------------------------------------------
                                        $20,349         $238          $ 1        $20,586
                                        ================================================

Investments in Available for Sale securities are carried at fair value on the balance sheet and are summarized as follows as of September 30, 1998.

                                                                      Gross
                                                      Gross        Unrealized
                                      Amortized     Unrealized       Holding
(Dollars in Thousands)                Cost Basis   Holding Gains     Losses     Fair Value
------------------------------------------------------------------------------------------

Debt securities issued by the U.S.
 Treasury and other U.S. Government
 corporations and agencies              $38,357         $240          $ 87       $38,510

Marketable Equities                       1,876          227           219         1,884

Mortgage-backed securities                9,091           75             5         9,161

Asset-backed securities                     226            2            --           228
                                        ------------------------------------------------
                                        $49,550         $544          $311       $49,783
                                        ================================================

Increase to Stockholders' Equity:
(In Whole Dollars)
  Unrealized gain on Available for Sale Securities               $234,122
  Less Tax effect                                                  93,711
                                                                 --------
  Net unrealized gain on Available for Sale Securities           $140,411
                                                                 ========

          INFORMATION WITH RESPECT TO NONACCRUAL AND PAST DUE LOANS AT SEPTEMBER 30, 1998 AND 1997 AND DECEMBER 31, 1997 AND 1996

                                       At September 30          At December 31
--------------------------------------------------------------------------------
(Dollars in Thousands)                 1998        1997        1997        1996
--------------------------------------------------------------------------------

Nonaccrual Loans                      $3,717      $4,719      $4,597      $4,352

Loans 90 days or more past due and
 still accruing                          421         707         147         112

Real estate acquired by forclosure
 or substantively repossessed            582         245         159         308

Percentage of nonaccrual loans to
 total loans                            1.62%       2.21%       2.15%       2.19%

Percentage of nonaccrual loans and
 real estate acquired by foreclosure
 or substantively repossessed to
 total assets                           1.34%       1.67%       2.00%       1.88%

Percentage of allowance for possible
 loan losses to nonaccrual loans       94.19%      76.48%      80.36%      77.07%

The $3.7 Million in nonaccrual loans consists of $3.4 Million of real estate mortgages and $.3 Million attributed to commercial loans. There are no restructured loans outstanding in the nonaccrual category at September 30, 1998.

The Company's nonperforming assets as a total decreased to $4.7 Million at September 30, 1998 from $4.9 Million reported on December 31, 1997. The Company considers nonaccrual loans, loans past due 90 days or more but still accruing, and real estate acquired by foreclosure or substantively repossessed as nonperforming assets. Nonaccrual loans, which is the largest component of nonperforming assets, decreased by $880,000 during this nine month period. The decrease consists of $1.3 Million of loans placed into the nonaccrual status, offset by $2.1 Million representing payments and loans resolved or charged off. A $1.3 Million commercial real estate loan that had been previously classified as nonaccrual in March 1997 remains in the nonaccrual category despite payments being made by the borrower which are applied directly to principal. Pursuant to the Company's normal policy, the loan will remain in the nonaccrual status until the loan becomes current and the borrower can demonstrate a regular consistent schedule of payments. The real estate collateralizing this loan has an appraised value of $2.7 Million obtained in December 1997. Loans past due 90 days or more but still accruing increased to $421,000 from $147,000 reported at the end of 1997. This amount represents three separate loans that have properties with substantial values collateralizing each loan. Therefore, the Company has elected to continue to accrue income on these loans.

Real estate acquired through foreclosure or substantively repossessed increased to $582,000 at September 30, 1998 and consists of three parcels of real estate.

The percentage of nonaccrual loans to total loans decreased from 2.15% reported at year end 1997 to 1.62% at September 30, 1998 primarily due to the decrease in the nonaccrual category and the slight increase in the total loan portfolio.

INFORMATION WITH RESPECT TO NONACCRUAL AND RESTRUCTURED LOANS
AT SEPTEMBER 30, 1998 AND 1997 AND DECEMBER 31, 1997 AND 1996

                                       At September 30          At December 31
---------------------------------------------------------------------------------
(Dollars in Thousands)                 1998        1997        1997         1996
---------------------------------------------------------------------------------

Nonaccrual Loans                      $3,717      $4,719      $4,597       $4,352

Interest income that would have
 been recorded under original terms   $  267      $  308      $  394       $  361

Interest income recorded during
 the period                           $   21      $   39      $   58       $   62

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

Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" applies to all loans except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, loans measured at fair value or at a lower of cost or fair value, leases, and debt securities as defined in Statement 115. Statement 114 requires that impaired loans be valued at the present value of expected future cash flows discounted at the loan's effective interest rate or as a practical expedient, at the loan's observable market value of the collateral if the loan is collateral dependent. Smaller-balance homogenous loans are considered by the Company to include consumer installment loans and credit card loans.

Included in the $3,716,965 in nonaccrual loans are $3,713,774 which the Company has determined to be impaired, for which $735,871 have a related allowance for credit losses of $187,577 and $2,977,903 have no related allowance for credit losses.

The Company has $500,000 of potential problem loans for which payments are presently current. However, the borrowers are experiencing financial difficulty. These loans are subject to management's attention and their classification is reviewed monthly. If these loans should become nonperforming, the effect will be immaterial, due to the asset values of their collateral.

There were no other loans classified for regulatory purposes at September 30, 1998 that management reasonably expects will materially impact future operating results, liquidity or capital resources.

             ANALYSIS OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                         Nine Months             Years Ended
                                       At September 30          At December 31
---------------------------------------------------------------------------------
(Dollars in Thousands)                 1998        1997        1997         1996
---------------------------------------------------------------------------------

Balance at January 1                  $3,694      $3,354      $3,354      $2,498
                                      ------------------------------------------
Charge-offs:
Commercial                                --         (40)        (40)       (276)
Real estate-construction                  --          --          --          --
Real estate-mortgage                    (651)       (147)       (147)         (4)
Installment/consumer                     (54)        (56)        (68)       (159)
                                      ------------------------------------------
                                        (705)       (243)       (255)       (439)
                                      ------------------------------------------

Recoveries:
Commercial                                 6          12          41         332
Real estate-construction                  --          --          --          --
Real estate-mortgage                      42           1          16          --
Installment/consumer                      14          35          38         107
                                      ------------------------------------------
                                          62          48          95         439
                                      ------------------------------------------

Net Charge-offs                         (643)       (195)       (160)         --
                                      ------------------------------------------

Additions charged to operations          450         450         500         400
Allowance attributable to
 acquisition                              --          --          --         456
                                      ------------------------------------------

Balance at end of period              $3,501      $3,609      $3,694      $3,354
                                      ==========================================

Ratio of net charge-offs to
 average loans outstanding             0.300%       0.09%      0.080%      0.000%

The Allowance for Possible Loan Losses at September 30, 1998 was $3,500,706, compared to $3,693,865 at year end 1997. The decrease is due to the amount of loans charged off during the second quarter totaling $559,000 which occurred in the real estate loan category. The Allowance for Possible Loan Losses as a percentage to outstanding loans decreased by 0.11% during the nine month period to 1.62% from 1.73% reported at year end 1997.

The Bank provided $500,000 in 1997, $400,000 in 1996, and $450,000 as of
September 30, 1998 to the Allowance for Possible Loan Losses. Loans charged off were $255,000 in 1997, $439,000 in 1996, and $705,000 as of September
30, 1998. Despite the amount of charge offs that occurred during the second and third quarters in 1998, management believes that the current level of the Allowance for Loan Losses is adequate to absorb any losses in the foreseeable future due to the value of assets collateralizing the loan portfolio.

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

                             September 30, 1998      December 31, 1997      December 31, 1996
-----------------------------------------------------------------------------------------------
                                       Percent of             Percent of             Percent of
                                        Loans in               Loans in               Loans in
                                         Each                   Each                   Each
                                        Category               Category               Category
                                        to Total               to Total               to Total
                            Amount       Loans      Amount      Loans      Amount      Loans
-----------------------------------------------------------------------------------------------
                                                  (Dollars in Thousands)

Domestic:
Commercial                 $1,266(1)     21.22%    $  984(1)    17.14%    $  789(1)     15.70%
Real estate-Construction       25         1.74         44        3.12         41         3.46
Real estate-Mortgage        1,871(2)     73.98      2,311(2)    76.50      2,150(2)     77.42
Consumer(3)                   339(4)      3.06        355(4)     3.24        374(4)      3.42
                           ------------------------------------------------------------------
                           $3,501       100.00%    $3,694      100.00%    $3,354       100.00%
                           ==================================================================

<F1>  Includes amounts specifically reserved for impaired loans of $67,070 as of September 30, 1998, $42,937 as of December 31, 1997 and $0.00 as of December 31, 1996 as required by Financial Accounting Standard No. 114, Accounting for Impairment of Loans.
<F2>  Includes amounts specifically reserved for impaired loans of $312,940 as of September 30, 1998, $566,220 as of December 31, 1997 and $838,290
      as of December 31, 1996 as required by Financial Accounting Standard No. 114, Accounting for Impairment of Loans.
<F3>  Includes consumer, obligations of states and political subdivisions and other.
<F4>  Includes amounts specifically reserved for impaired loans of $17,364 as of September 30, 1998, $14,413 as of December 31, 1997, and $0.00 as of December 31, 1996, as required by Financial Accounting Standard No. 114, Accounting for Impairment of Loans.

The loan portfolio's largest segment of loans is commercial real estate loans, which represent 53.5% of gross loans. Residential real estate represents 20.5% of gross loans. The Company requires a loan to value ratio of 80% in both commercial and residential mortgages. These mortgages are secured by real properties which have a readily ascertainable appraised value.

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

Commercial loans consist of loans predominantly collateralized by inventory, furniture and fixtures, and accounts receivable. In assessing the collateral for this type of loan, management applies a 40% liquidation value to inventories, 25% to furniture, fixtures and equipment, and 60% to accounts receivable. Commercial loans represent 21% of the loan portfolio.

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

RESULTS OF OPERATIONS

Net interest income for nine months ending September 30, 1998 increased by $713,234 to $10,201,884 when compared to $9,488,650 recorded during the same period in 1997. Total interest and dividend income increased by $943,204 primarily due to a larger loan base. This was offset by an increase of $195,602 in interest expense, due to higher deposit levels being serviced during the current nine month period compared to the same period in the previous year.

The Provision for Loan Losses is a charge against earnings and funds the Allowance for Possible Loan Losses. The Bank's provision during the nine month period ending September 30, 1998 was $450,000, the same amount that was provided during the same period in the prior year.

Total Other income increased by $15,763 for the first nine months in 1998, compared to the same period in 1997. Service charges on deposit accounts were down by $26,583 due to customers switching to no fee checking accounts, which are provided in order to remain competitive with other area banks and credit unions. The Company realized $382,370 of gains on sales of securities due to the sale of various corporate equities, compared to $312,865 realized in the same period of the previous year. The line item Other Income decreased by $27,159 compared to the same period in 1997. During the first quarter in 1997, non-recurring income totaling $18,432 associated with the acquisition of the National Bank of Fairhaven was recognized. This was offset by a decrease in Food Coupon income of $7,500 resulting from the discontinuance of the bank issuing program by the Commonwealth of Massachusetts and decreases in Safe Deposit Rentals, income on Other Real Estate Owned properties and Rental Income of $8,000, $3,550 and $5,750 respectively.

Total Other Expense for the first nine months in 1998 was down by $145,097 to $6,698,307, from $6,843,404 recorded for the same period in 1997.
Salaries and employees benefits were down by $15,717, despite general wage increases and increased cost of benefits, primarily due to the nonreplacement of individuals whose services with the Bank have been terminated. Occupancy and Equipment Expenses combined were down by $24,580 primarily due to a net reduction in depreciation costs realized on equipment that became fully depreciated during the latter part of 1997, which offset depreciation costs of newly obtained equipment.

A gain of $33,039 was incurred in the sale of real estate that was acquired by foreclosure, whereas during the same period in 1997, the Bank realized a loss on sale of other real estate of $27,166.

The following table sets forth the components of the line item Other Expense. This table reflects a decrease of $46,595 to $586,695 from $633,290 for the three month period ending September 30, 1998, and a decrease of $38,146 to $1,730,539 from $1,768,685 for the nine month period ending September 30, 1998.

                                     Third Quarter                  Nine Months
-----------------------------------------------------------------------------------------
Dollars in Thousands            1998     1997   Variance     1998       1997     Variance
-----------------------------------------------------------------------------------------

Amortization of Goodwill        $ 57     $ 57     $  0      $  170     $  170      $  0
Advertising & Public Relations    97      110      (13)        296        308       (12)
Stationary & Supplies             56       69      (13)        171        245       (74)
Communications                    71       66        5         222        203        19
Professional fees &
 Other Services                   88      105      (17)        225        243       (18)
Other Miscellaneous Expenses     218      226       (8)        647        600        47
                                -------------------------------------------------------
      Other Expenses            $587     $633     $(46)     $1,731     $1,769      $(38)
                                =======================================================

Stationary and Supplies had material decreases of $13,000 during the third quarter and $74,000 during the first nine months of 1998 compared to the previous year. These decreases are the result of bulk purchasing at discounted prices of supplies that will not become outdated, and an overall reduction of supply usage.

Other Miscellaneous Expenses decreased by $8,000 during the third quarter and increased by $47,000 for the nine month period in 1998, when compared to the prior year. There were increases attributable to directors fees, due to the expansion of the Board of Directors that occurred in the last quarter of 1997; and the expense associated with the purchase of the single premium life insurance policies that occurred in January 1998, which provide each member of the Board of Directors with a supplementary life insurance benefit. This cost will decrease annually until policy year 2000, when the cash surrender value of the policies is expected to realize income.
Committee fees were up by $3,900 and $13,700 for three and nine months respectively, when compared to the previous year; and life insurance expense incurred costs of $25,500 and $68,000 respectively, for the three month period and nine month period ending September 30, 1998. These increases were offset by decreases in FDIC assessments of $19,290 and $28,400 and decreases in Other Real Estate Owned expenses of $5,000 and $22,500 for the three and nine months respectively when compared to the previous year.

Income before income taxes for the nine month period ending September 30, 1998 was $4,317,553, up by $874,094 from $3,443,459 reported as of September
30, 1997.  Applicable income taxes for the nine month period ending
September 30, 1998 were $1,708,504, an increase of $328,001 when compared to $1,380,503 expensed in the same period of the prior year. Net earnings were $2,609,049, up by $546,093 or 26.5%, when compared to $2,062,956 reported for nine months in the previous year. Earnings per share on a fully diluted basis was $0.77 for nine months ending September 30, 1998 compared to $0.66 reported at September 30, 1997.

The results of operation for the third quarter in 1998 indicate that net interest income was up by $217,259 to $3,585,658 from $3,368,399 earned during the same period in the previous year. The provision for loan losses remained the same as incurred during the third quarter in 1997. Total Other Income increased by $107,342 of which a decrease of $6,462 occurred in service charges on deposit accounts. This decrease was directly related to the "no service charge" product previously mentioned. Various corporate equities were sold during the third quarter realizing gains of $197,901. During the same period in the prior year, gains on sales of securities totaled $83,315.

Other Income decreased by $782 for the third quarter in 1998 when compared to the third quarter in 1997. This decrease was due to normal business activity.

Total Other Expense decreased by $115,192 to $2,259,940 for the three month period ending September 30, 1998 compared to $2,375,132 reported for the third quarter in 1997.

An increase of $20,358 occurred in Salaries and Employee Benefits due to the addition to staff in anticipation of the openings of the new Fall River and New Bedford branches in late 1998 to early 1999. Occupancy and Equipment Expense combined decreased by $11,740 due to equipment still being utilized which became fully depreciated during 1997 and the first quarter of 1998. A gain on sale of foreclosed property of $33,275 occurred during the third quarter in 1998 compared to a loss on sale of foreclosed property of $33,491 in the same period in 1997.

The line item Other Expense is detailed in the aforementioned chart and, as noted, significant variances occurred in stationery and supplies, and other miscellaneous expenses which reflect fees and insurance costs relating to the directors.

Income before taxes for the third quarter in 1998 was up by $439,793 to $1,654,593 from $1,214,800 reported for the same period in the prior year. Applicable income taxes increased by $168,566 to $654,951 when compared to $486,385 reported in the third quarter in 1997.

The net income for the three month period ending September 30, 1998 was $999,642, up by $271,227 or 23.4%, when compared to $728,415 earned in the third quarter in 1997. Diluted earnings per share for the third quarter in 1998 were $0.29 compared to $0.22 for the same period in 1997.

YEAR 2000 COMPLIANCE

The approaching Year 2000 presents companies in all industries with a myriad of challenges including the ongoing operation of their data systems to check proper interpretation of calendar year digits and resulting calculations.
To meet these challenges, the Company has completed an assessment of Year 2000 issues, developed a plan to resolve these issues, and commenced the implementation of changes and testing required to achieve compliance.

The Company is on schedule to complete changes and testing of essential systems by March 31, 1999 utilizing both internal and external resources. Essential systems have been identified as the applications for processing depositors' and borrower' accounts, stockholder information, origination and receiving of electronic charges and credits (ACH items), general ledger processing and the PC network system, including the teller system. The first stage of testing has been completed on the depositor and borrower applications and the general ledger system. Phases two, three and four are scheduled to be completed by early December 1998. In September 1998, the Company replaced the existing stockholder software with Year 2000 compatible software at a cost of approximately $20,000.00. This conversion had been anticipated prior to any Year 2000 planning and would have occurred regardless of this requirement. The first phase of testing on the Federal Reserve Bank's fedline system, which provides the Company the ability to perform various operations including originating and receiving ACH items, performing wire transfers and purchasing securities, was completed successfully in October 1998. The second and final phase of testing is scheduled for November 1998. The necessary upgrade to the teller system is scheduled to be completed and tested by December 1998. The testing of non-essential applications will continue throughout 1999 and will be completed prior to any impact non-compliance may have on operations.

Key vendors and customers have been identified and contacted to determine any vulnerability the Company may have due to the failure of these parties to remedy their own Year 2000 issues. The above mentioned testing has been performed using the resources of the key vendors and the Company's own internal resources. To the extent that key vendors, customers or other general suppliers, not affiliated with the Company, such as communications and electric suppliers, are unsuccessful in properly addressing the Year 2000 issue, the Company could possibly be negatively impacted.

Although the Company does not anticipate any system to be non-compliant, should a problem arise with a key vendor, customer or general supplier, the Company is finalizing a contingency plan to deal with these issues. It is impossible at this time to determine what effect this could have on the Company's operations, liquidity and financial condition.

The total cost of the Year 2000 project is estimated at $40,000 to $50,000. These costs are not expected to be material to the Company's operations, liquidity and financial condition. The Company has incurred no Year 2000 related expenses during the first nine months of 1998. These estimated costs are based upon management's best estimates which have been derived from numerous assumptions of future events which include the availability of certain resources, third party modification plans and other factors. However, there is no guarantee that these estimates will hold true and actual results could differ from those anticipated.

The Federal Deposit Insurance Corporation (FDIC) has established Year 2000 standards for safety and soundness consistent with the Federal Financial Institutions Examination Council (FFIEC) guidance papers describing certain essential steps that each FDIC-supervised financial institution must take to become Year 2000 ready. There is ongoing regulatory oversight by the FDIC of all insured financial institutions, including the Company, concerning Year 2000 compliance.

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

The Company also has the ability to borrow funds for liquidity purposes from correspondent banks, the Federal Home Loan Bank, as well as the Federal Reserve Bank of Boston by pledging various investment securities as collateral. The Company did not have the need to borrow for liquidity purposes in 1997 nor during the first nine months in the current year. Tax payments made by our customers which are owed to the Federal Reserve Bank Treasury Tax and Loan account are classified as Short Term borrowings. The Notes Payable represents a note due Fleet Bank. The note is attributable to Fairbank, Inc. and was assumed at the time of the merger. It has a final maturity in November, 1999. Due to the applicable prepayment fees, it is advantageous for the Bank to continue with the applicable terms of the note. There is also a $1,741,395 borrowing from the Federal Home Loan Bank included in Notes Payable representing the match funding program that is available to qualified borrowers.

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

At September 30, 1998, the Bank's liquidity ratio stood at 28.6% as compared to 24.5% at December 31, 1997. The liquidity ratio is determined by dividing the Bank's short term assets (cash and due from banks, interest bearing deposits due from other banks, securities, and federal funds sold) by the Bank's total deposits. Management believes the Bank's liquidity to be adequate to meet the current and presently foreseeable needs of the Bank.

The comparison of cash flows for the nine months ending September 30, 1998 and 1997 shows a decrease in the net cash provided by operating activities of $0.9 Million. This is largely attributable to the increase in other assets which includes the aforementioned $1.6 Million of single premium life insurance policies.

Cash flows from investing activities show a net decrease in cash used in investing activities of $1.2 Million when compared to 1997. Purchases of securities increased by $14.6 Million offset by an increase in maturities of securities of $5.6 Million when compared to the same nine months in 1997. There was a decrease in cash used in loan activity of $11.6 Million when compared to 1997. This decrease includes approximately $16.0 Million in loans that have transferred to other institutions offering rates and underwriting criteria the Company did not feel was prudent to match.
Capital expenditures increased by $1.0 Million due to the purchase of the New Bedford and Fall River properties.

Cash provided by financing activities increased $11.5 Million during the first nine months of 1998 when compared to the same period in 1997. The change in cash provided by time deposits represented $6.3 Million of the increase. There were also increases in cash provided by demand, NOW, money market and savings accounts of $8.7 Million and notes payable of $1.3 Million. These were offset by decreases of $3.7 Million in proceeds from issuance of stock and $1.0 Million in short term borrowings. There was a new offering of common stock from mid May to mid June 1997 which resulted in $3.9 Million in cash provided by proceeds from issuance of that stock for the first nine months of 1997. There was no new offering in 1998.

CAPITAL

As of September 30, 1998, the Company had total capital of $28,951,274. This represents an increase of $2,514,848 from $26,436,426 reported on December 31, 1997. The increase in capital was a combination of several factors. Additions consisted of nine months earnings of $2,609,050 and transactions originating through the Dividend Reinvestment Program whereby 10,307.941 shares were issued for cash contributions of $174,648 and 15,084.766 shares were issued for $257,130 in lieu of cash dividend payments. Stock options were exercised for proceeds of $37,815. These additions were offset by dividends paid of $546,802.

Also, affecting capital is the adjustment that reflects net unrealized gains or losses, net of taxes, on securities classified as Available for Sale.
On December 31, 1997 the Available for Sale portfolio had unrealized gains, net of taxes, of $149,287, and on September 30, 1998, as a result of current market values, the portfolio reflects unrealized gains, net of taxes, of $140,411.

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

At September 30, 1998 the actual Risk Based Capital of the Bank was $23,558,000 for Tier 1 Capital, exceeding the minimum requirements of $8,940,680 by $14,617,320. Total Capital of $26,365,000 exceeded the minimum requirements of $17,881,360 by $8,483,640 and Leverage Capital of $23,558,000 exceeded the minimum requirements of $12,539,720 by $11,018,280.
 In addition to the "minimum" capital requirements, "well capitalized" standards have also been established by the Federal Banking Regulators.

The table below illustrates the capital ratios of the Company and the Bank on September 30, 1998 and at December 31, 1997.

                                            Well      September 30, 1998    December 31, 1997
                                         Capitalized  ---------------------------------------
                                         Requirement  Bancorp      Bank     Bancorp      Bank
                                         ----------------------------------------------------

Total Capital (to Risk Weighted Assets)       10%      12.81%     11.80%     12.04%     11.18%
Tier I Capital (to Risk Weighted Assets)       6%      11.56%     10.54%     10.74%      9.88%
Leverage Capital (to Average Assets)           5%       8.21%      7.51%      7.79%      7.18%

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

                                       SLADE'S FERRY BANCORP
                                       (Registrant)


November 9, 1998                       /s/ Kenneth R. Rezendes
(Date)                                 (Signature)  Kenneth R. Rezendes
                                                    President/CEO


November 9, 1998                       /s/ James D. Carey
(Date)                                 (Signature)  James D. Carey
                                                    Executive Vice President


November 9, 1998                      /s/ Ralph S. Borges
(Date)                                (Signature)  Ralph S. Borges
                                                   Treasurer
                                                   Chief Financial Officer
                                                   Chief Accounting Officer