Form 10-K
period 1998-12-31
SLADES FERRY BANCORP
filed 1999-03-31
CIK 857499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

Commission file number 000-23904


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

                          Yes   [X]        No   [ ]

 Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.   [ ]

The aggregate market value of the voting stock of Slade's Ferry Bancorp, held by nonaffiliates of the registrant as of December 31, 1998 was approximately $41,718,715. On that date, there were 3,446,413.8 shares of Slade's Ferry Bancorp Common Stock, $.01 par value outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

ANNUAL REPORT to security holders for fiscal year ended December 31, 1998 incorporated by reference into Parts I and II. Proxy Statement for Annual Meeting of Stockholders April 12, 1999 incorporated by reference into Part III.


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

Employees
---------

      At present there are four employees of the Bank and the Company whose compensation is paid by the Company. Although the Company has no current plans to do so, if the Company should acquire other financial institutions or pursue other lines of business, it may at such time hire additional employees.

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

      During the past three years, assets of the Bank increased by $107 Million of which $49 Million is attributed to overall growth and $58 Million attributed to the acquisition of the National Bank of Fairhaven, which occurred in August 1996. The Bank currently has ten banking facilities extending east from Seekonk, Massachusetts to Fairhaven, Massachusetts. The Bank also provides limited banking services at the Somerset High School. The Bank employs 136 full-time employees and 54 part-time employees.

      The Bank currently services numerous communities in Southeastern Massachusetts and contiguous areas of Rhode Island through its ten facilities in Fall River, Somerset, Swansea, Seekonk, New Bedford and Fairhaven.

      The Bank's major customer base consists of almost 32,000 personal savings, checking and money market accounts and 8,200 personal certificates of deposit and individual retirement accounts. Its commercial base consists of over 3,200 checking, money market, corporate, and certificate of deposit accounts.

      The Bank does not have any major target accounts, nor does it derive a material portion of its deposits from any single depositor. It is a retail bank that services the needs of the local communities, and its loans are not concentrated within any single industry or group of related industries that would have any possible adverse effect on the business of the Bank. The Bank's business is not seasonal and its loan demand is well diversified. As of December 31, 1998, commitments under standby letters of credit aggregate approximately $2,307,880.

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

      Bank regulators have implemented risk based capital guidelines that require a bank to maintain certain minimum capital as a percent of such bank's assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk adjusted assets). Under the requirements a minimum level of capital will vary among banks on safety and soundness of operation. At December 31, 1998 the minimum regulatory capital level of Risk Based Capital was 4% for Tier 1 Capital, 8% for Total Capital and Leverage Capital was 4%.

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

Recent Regulatory Examinations
------------------------------

      During the most recent regulatory examinations of the Company and the Bank, encompassing year end 1997 and three months ending March 31, 1998, no major or consequential violations were found.

Statistical Information
-----------------------

      The following supplementary information required under Guide 3 (Statistical Disclosure by Bank Holding Companies) should be read in conjunction with the related financial statements and notes thereto, which are a part of this report.

I. DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

      The following table sets forth the Company's average assets, liabilities, and stockholders' equity, interest income earned and interest paid, average rates earned and paid, and the net interest margin for the periods ending December 31, 1998, December 31, 1997, and December 31, 1996. Averages are daily averages.

                                           1998                             1997                             1996
--------------------------------------------------------------------------------------------------------------------------------
                               Average  Interest(1)  Avg. Int.  Average  Interest(1)  Avg. Int.  Average  Interest(1)  Avg. Int.
(Dollars in Thousands)         Balance    Inc/Exp      Rate     Balance    Inc/Exp      Rate     Balance    Inc/Exp      Rate
--------------------------------------------------------------------------------------------------------------------------------

ASSETS:
Earning Assets (2)
  Commercial Loans             $ 42,244   $ 3,953      9.36%    $ 36,195   $ 3,466      9.58%    $ 23,440   $ 2,191      9.35%
  Commercial Real Estate        118,939    11,630      9.78      110,093    10,740      9.76       90,576     9,035      9.98
  Residential Real Estate        45,781     3,520      7.69       52,894     4,116      7.78       50,486     3,788      7.50
  Consumer Loans                  6,767       652      9.63        6,503       659     10.13        6,094       613     10.06
-----------------------------------------------------------------------------------------------------------------------------
  Total Loans                   213,731    19,755      9.24      205,685    18,981      9.23      170,596    15,627      9.16
  Federal Funds Sold             12,214       630      5.16       11,309       607      5.37       14,994       783      5.22
  U.S. Treas/Govt Agencies       54,842     3,366      6.14       49,682     3,099      6.24       43,871     2,715      6.19
  States & Political
   Subdivisions                   9,763       649      6.65        6,948       477      6.87        5,959       400      6.71
  Mutual Funds                      209        14      6.70          301        15      4.98          241        13      5.39
  Marketable Equity Securities    2,761       105      3.80        2,518       120      4.77        1,946        75      3.85
  Other Investments                   6         0      0.00          126         8      6.35          197        15      7.61
-----------------------------------------------------------------------------------------------------------------------------
  Total Earning Assets          293,526   $24,519      8.35%     276,569   $23,307      8.43%     237,804   $19,628      8.25%
-----------------------------------------------------------------------------------------------------------------------------
  Allowance for Loan Losses      (3,602)                          (3,474)                          (2,958)
  Unearned Income                  (715)                            (665)                            (597)
  Cash and Due From Banks        12,186                           11,366                            9,565
  Other Assets                   15,376                           14,022                            9,489
-----------------------------------------------------------------------------------------------------------------------------
Total Assets                   $316,771                         $297,818                         $253,303
=============================================================================================================================

LIABILITIES & STOCKHOLDERS' EQUITY:
  Savings                      $ 43,885   $ 1,075      2.45%    $ 42,642   $ 1,067      2.50%    $ 40,246   $ 1,006      2.50%
  NOW's                          38,764     1,196      3.09       37,739     1,202      3.19       28,788       858      2.98
  Money Market Accounts          13,777       273      1.98       14,116       281      1.99       13,326       270      2.03
  CD's > $100M                   22,945     1,266      5.52       23,162     1,256      5.42       18,813     1,104      5.87
  Other Time Deposits           119,118     6,700      5.62      109,278     6,460      5.91       97,957     5,754      5.87
  Other Borrowings                2,933       201      6.85        2,114       146      6.91        1,374        86      6.26
-----------------------------------------------------------------------------------------------------------------------------
  Total Interest-bearing
   Liabilities                  241,422   $10,711      4.44%     229,051   $10,412      4.55%     200,504   $ 9,078      4.53%
-----------------------------------------------------------------------------------------------------------------------------
  Demand Deposits                46,217                           43,724                           33,572
  Other Liabilities               1,063                            1,847                              493
-----------------------------------------------------------------------------------------------------------------------------
  Total Liabilities             288,702                          274,622                          234,569
-----------------------------------------------------------------------------------------------------------------------------
  Common Stock                       34                               30                               28
  Paid-in Capital                21,448                           16,899                           14,393
  Retained Earnings               6,395                            6,308                            4,486
  Net Unrealized (Loss) Gain
   on Available-for-Sale
   Securities                       192                              (41)                            (173)
-----------------------------------------------------------------------------------------------------------------------------
  Total Stockholders' Equity     28,069                           23,196                           18,734
-----------------------------------------------------------------------------------------------------------------------------
Total Liabilities &
 Stockholders' Equity          $316,771                         $297,818                         $253,303
=============================================================================================================================
Net Interest Income                       $13,808                          $12,895                          $10,550
=============================================================================================================================
Net Interest Spread                                    3.91%                            3.88%                            3.72%
=============================================================================================================================
Net Yield on Earning Assets                            4.70%                            4.66%                            4.44%
=============================================================================================================================

<F1>  On a fully taxable equivalent basis based on tax rate of 34%. Interest income on investments and net interest income includes a fully taxable equivalent adjustment of $212,000 in 1998, $157,000 in 1997 and $133,000 in 1996.
<F2>  Average balance includes non-accruing loans. The effect of including such loans is to reduce the average rate earned on the Company's loans.

           NET INTEREST INCOME - CHANGES DUE TO VOLUME AND RATE (1)

                                            1998 vs 1997                   1997 vs 1996
                                              Increase                       Increase
                                             (Decrease)                     (Decrease)
----------------------------------------------------------------------------------------------
                                     Total     Due to    Due to     Total     Due to    Due to
(Dollars in Thousands)             Change(2)   Volume     Rate    Change(2)   Volume     Rate
----------------------------------------------------------------------------------------------

Interest Income:
  Federal Funds Sold                $    23    $    48    $ (25)   $  (176)   $  (195)   $  19
  US Treas/Govt Agencies                267        320      (53)       384        361       23
  States & Political Subdivisions       172        190      (18)        77         67       10
  Mutual Funds                           (1)        (5)       4          2          3       (1)
  Marketable Securities                 (15)        10      (25)        45         24       21
  Other Investments                      (8)        (4)      (4)        (7)        (5)      (2)
  Commercial Loans                      487        574      (87)     1,275      1,207       68
  Commercial Real Estate                890        864       26      1,705      1,926     (221)
  Residential Real Estate              (596)      (550)     (46)       328        184      144
  Consumer Loans                         (7)        26      (33)        46         41        5
----------------------------------------------------------------------------------------------
  Total Interest Income               1,212      1,473     (261)     3,679      3,613       66
----------------------------------------------------------------------------------------------

Interest Expense:
  Savings Accounts                        8         31      (23)        61         61      -0-
  NOW Accounts                           (6)        32      (38)       344        275       69
  Money Market Accounts                  (8)        (7)      (1)        11         16       (5)
  CD's > 100 M                           10        (12)      22        152        246      (94)
  Other Time Deposits                   240        568     (328)       706        667       39
  Other Borrowings                       55         56       (1)        60         49       11
----------------------------------------------------------------------------------------------
  Total Interest Expense                299        668     (369)     1,334      1,314       20
----------------------------------------------------------------------------------------------
Net Interest Income                 $   913    $   805    $ 108     $2,345     $2,299     $ 46
==============================================================================================

<F1>  Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated equally to changes due to volume and changes due to rate.
<F2>  The change in interest income on investments and net interest income includes interest on a fully taxable equivalent basis based on a tax rate of 34%.


Interest Rate Risk
------------------

      The Company considers interest rate risk to be a significant market risk as it could potentially have an effect on the Company's financial condition and results of operation. The definition of interest rate risk is the exposure of the Company's earnings to adverse movements in interest rates. Volatility in interest rates requires the Company to manage interest rate risk which arises from the differences in the timing of repricing of assets and liabilities.

      The Company's Asset-Liability Management Committee, comprised of the Bank's Executive Management team, has the responsibility of managing interest rate risk, and monitoring and evaluating the difference between interest-sensitive assets and interest-sensitive liabilities within various time periods.

      The Company's objective is to reduce and control the volatility of its net interest income by managing the relationship of interest-earning assets and interest-bearing liabilities. In order to manage this relationship, the Committee utilizes a monthly GAP report. This report for the period ending December 31, 1998 is set forth below.

      The GAP report provides a static analysis of repricing opportunities of rate-sensitive assets and rate-sensitive liabilities. It is prepared by categorizing these assets and liabilities into time periods based upon either their contractual or anticipated maturity or repricing. The analysis determines the net dollar amount of assets less liabilities that are repricing in various time frames. This, in conjunction with certain assumptions and other related factors, such as anticipated changes in interest rates, projected cash flows from loans, investments and deposits, provides a means of evaluating interest rate risk. Management also takes into consideration that certain assets and liabilities react differently to changes in interest rates.

      The interest sensitivity gap is determined by subtracting the amount of liabilities from the amount of assets that reprice in a particular time period. When more liabilities than assets reprice or mature within a given time frame, a liability sensitive position results (negative gap). A negative gap position would tend to increase net interest income when interest rates are falling, and decrease net interest income when rates are rising. Conversely, an asset sensitive position (positive gap) results when more assets than liabilities reprice within a given period. In this scenario, net interest income would increase when interest rates rise and decrease when rates fall.

      At December 31, 1998, the GAP report shown below indicates the Company's interest rate risk to have a reliance on short term liabilities. This position would have an adverse effect on earnings in a rising rate environment and a positive effect on earnings in a decreasing rate environment.

Interest Sensitivity GAP Report
-------------------------------

Repricing period at December 31, 1998
-------------------------------------

                                 3 Months    4 Months    1 Year to   2 Year to    5 Years
(Dollars in Thousands)           or Less     to 1 Year    2 Years     5 Years      & Over      Total
-----------------------------------------------------------------------------------------------------

INTEREST-EARNING ASSETS(1)
Loans                            $ 65,650    $ 73,003    $ 28,328    $ 31,725    $ 16,193    $214,899
Investments                         3,636       6,394       6,956      24,875      37,583      79,444
Federal Funds Sold                 14,500         ---         ---         ---         ---      14,500
-----------------------------------------------------------------------------------------------------
Total Interest-Earning Assets    $ 83,786    $ 79,397    $  5,284    $ 56,600    $ 53,776    $308,843
-----------------------------------------------------------------------------------------------------
Cumulative RSA                   $ 83,786    $163,183    $198,467    $255,067    $308,843
=====================================================================================================

INTEREST-BEARING LIABILITIES
Regular Savings                  $ 48,360         ---         ---         ---         ---    $ 48,360
NOW Accounts                       39,882         ---         ---         ---         ---      39,882
Money Market Accounts              12,437         ---         ---         ---         ---      12,437
Time Deposits $100,000 & Over       9,822      12,440       2,168       1,576         ---      26,006
Other Time Deposits                39,278      60,801      16,668      12,073         ---     128,820
-----------------------------------------------------------------------------------------------------
Total Deposits                    149,779      73,241      18,836      13,649         ---     255,505
Federal Funds Purchased               ---         ---         ---         ---         ---         ---
Other Interest-Bearing
 Liabilities                           67         920         103         354       3,921       5,365
-----------------------------------------------------------------------------------------------------
Total Interest-Bearing
 Liabilities                     $149,846    $ 74,161    $ 18,939    $ 14,003    $  3,921    $260,870
=====================================================================================================
Cumulative RSL                   $149,846    $224,007    $242,946    $256,949    $260,870
=====================================================================================================
Gap                               (66,060)      5,236      16,345      42,597      49,855      47,973
Cumulative Gap                    (66,060)    (60,824)    (44,479)     (1,882)     47,973
RSA/RSL                              (.56)%      1.07 %      1.86 %      4.04 %     13.71%
Cumulative RSA/RSL                   (.56)%      (.73)%      (.82)%      (.99)%      1.18%

<F1>  Nonaccrual loans amounting to $3.3 Million have been eliminated from the loan balances.


      In addition to the GAP report, the Company also uses an analysis to measure the exposure of net interest income to changes in interest rates over a relatively short time period (i.e. 12 months). This analysis involves projecting future interest income and expenses from the Company's earning assets and interest-bearing liabilities. Depending on the GAP position, the Company's policy limit on interest rate risk specifies that if interest rates were to change immediately up or down 200 basis points, the effect on estimated net interest income for the next 12 months that would be tolerated would be not more than a ten percent decrease. The following table reflects the Company's estimated exposure as a percentage of estimated net interest income for the next 12 months, assuming an immediate change in interest rates:

        Rate Change            Estimated Exposure as a
       (Basis Points)    Percentage of Net Interest Income
-------------------------------------------------------------------

           +200                        1.52%
           -200                       (4.83%)

      The model used to monitor earnings-at-risk provides management a measurement tool to assess the effect of changes in interest rates on the Company's current and future earnings. The Company's 10% limit establishes an internal tolerance level to control the Company's interest rate risk exposure and is monitored on a quarterly basis.

II.   INVESTMENT PORTFOLIO

      The following table shows the book value of the major categories of investment securities Held-to-Maturity for the years indicated:

                                                At December 31,
----------------------------------------------------------------------
                                        1998         1997         1996
----------------------------------------------------------------------

US Treasury Securities and
 Obligations of US Government
 Corporations and Agencies            $ 8,810      $ 9,415      $13,193
Obligations of States and
 Political Subdivisions                11,997        7,976        6,131
Mortgage-backed securities                114          209          257
Other Debt Securities                     -0-            1            6
-----------------------------------------------------------------------
Total                                 $20,921      $17,601      $19,587
=======================================================================

      In the following table, the carrying value of Held-to-Maturity securities maturing within stated periods as of December 31, 1998, is shown with the weighted average interest yield from securities falling within the range of maturities:

                          US Treasury      Obligations
                          & Government      of States &        Mortgage         Other
                          Corporations       Political          Backed          Debt
(Dollars in Thousands)      Agencies      Subdivisions(1)    Securities(2)    Securities    Total
-------------------------------------------------------------------------------------------------

Due in 1 year or less:
  Amount                     $5,365          $ 1,703           $  ---           $  ---     $ 7,068
  Yield                        5.27%            5.76%             ---              ---        5.39%

Due in 1 to 5 years:
  Amount                     $3,195          $ 4,298           $  114           $  ---     $ 7,607
  Yield                        5.76%            6.74%            6.81%             ---        6.33%

Due in 5 to 10 years:
  Amount                     $  250          $ 5,664           $  ---              ---     $ 5,914
  Yield                        7.00%            6.58%             ---              ---        6.60%

Due after 10 years:
  Amount                        ---          $   332              ---              ---     $   332
  Yield                         ---             7.70%             ---              ---        7.70%
--------------------------------------------------------------------------------------------------

  Amount                     $8,810          $11,997           $  114             $  0     $20,921
==================================================================================================
  Yield                        5.50%            6.55%            6.81%             ---        6.11%
==================================================================================================

<F1>  Rates of tax exempt securities are shown assuming a 34% tax rate.
<F2>  Mortgage-backed securities stated using average life.

      The following table shows the amortized cost basis of the major categories of Available-for-Sale securities for the years indicated:

                                                 At December 31,
------------------------------------------------------------------------
(Dollars in Thousands)                    1998         1997         1996
------------------------------------------------------------------------

US Treasury Securities and
 Obligations of US Government
 Corporations and Agencies              $44,620      $30,402      $32,793

Mortgage-backed Securities               10,862        7,747        2,469
Asset-backed Securities                     222          234          246
Marketable Equity Securities (net)        1,918        1,565        1,775
-------------------------------------------------------------------------
Total                                   $57,622      $39,948      $37,283
=========================================================================

      In the following table, the amortized cost basis of Available-for-Sale securities (other than equity securities) maturing within stated periods as of December 31, 1998, is shown with the weighted average interest yield from securities falling within the range of maturities:

                          US Treasury
                          & Government      Mortgage         Asset-
                          Corporations       Backed          Backed
(Dollars in Thousands)      Agencies      Securities(2)    Securities    Total
------------------------------------------------------------------------------

Due in 1 year or less:
  Amount                     $   500        $ 2,037          $  ---     $ 2,537
  Yield                         5.69%          6.18%            ---        6.08%

Due in 1 to 5 years:
  Amount                      23,175          6,497             ---      29,672
  Yield                         5.79%          6.17%            ---        5.87%

Due in 5 to 10 years:
  Amount                      20,945          2,052             222      23,219
  Yield                         6.09%          6.14%           6.64%       6.10%

Due after 10 years:
  Amount                                        276             ---         276
  Yield                                        6.00%            ---        6.00%
-------------------------------------------------------------------------------

  Amount                     $44,620        $10,862          $  222     $55,704
===============================================================================
  Yield                         5.93%          6.16%           6.64%       5.98%
===============================================================================

<F1>  Mortgage backed securities stated using average life.

      The following table shows the amortized cost basis and fair value of the major categories of Held-to-Maturity securities as of December 31, 1998:

                                                                            Gross
                                                            Gross         Unrealized
                                          Amortized       Unrealized       Holding
(Dollars in Thousands)                    Cost Basis     Holding Gains      Losses      Fair Value
--------------------------------------------------------------------------------------------------

Debt securities issued by the U.S.
 Treasury and other U.S. Government
 corporations and agencies                  $ 8,810           $117           $  0        $ 8,927

Debt securities issued by states of
 the United States and political
 subdivisions of the states                  11,997            257             13         12,241

Mortgage-backed securities                      114              1              0            115
------------------------------------------------------------------------------------------------

Total                                       $20,921           $375           $ 13        $21,283
================================================================================================

      Investments in Available-for-Sale securities are carried at fair value on the balance sheet and are summarized as follows as of December 31, 1998.

                                                                            Gross
                                                            Gross         Unrealized
                                          Amortized       Unrealized       Holding
(Dollars in Thousands)                    Cost Basis     Holding Gains      Losses      Fair Value
--------------------------------------------------------------------------------------------------

Debt securities issued by the U.S.
 Treasury and other U.S. Government
 corporations and agencies                  $44,620           $211           $ 54        $44,777

Marketable Equity                             1,918            551            161          2,308

Mortgage-backed securities                   10,862             52             23         10,891

Asset-backed securities                         222              1              0            223
------------------------------------------------------------------------------------------------

Total                                       $57,622           $815           $238        $58,199
================================================================================================

Increase in Stockholder's Equity:
  (In Whole Dollars)

Net unrealized gain on Available-for-Sale Securities           $577,119
Less tax effect                                                 212,175
                                                               --------
                                                               $364,944
                                                               ========

III.   LOAN PORTFOLIO

      The following table shows the Company's amount of loans by category at the end of each of the last five years.

                                                                        At December 31
----------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                1998        1997        1996        1995        1994
----------------------------------------------------------------------------------------------------------

Commercial, financial and agricultural             $ 43,777    $ 36,641    $ 31,244    $ 16,744    $ 17,123
Real estate - construction and land development       3,773       6,678       6,891       6,865       2,290
Real estate - residential                            51,220      55,477      59,500      50,472      50,938
Real estate - commercial                            112,913     108,008      94,545      70,749      59,625
Consumer                                              6,477       6,747       6,681       6,149       6,097
Obligations of states and political subdivisions          3           9          16          23          29
Other                                                    67         176         109          85          89
-----------------------------------------------------------------------------------------------------------
                                                    218,230     213,736     198,986     151,087     136,191

Allowance for Loan Losses                            (3,569)     (3,694)     (3,354)     (2,498)     (2,306)

Unamortized adjustment to fair value                    (32)        (42)        (54)          0           0

Unearned Income                                        (691)       (690)       (643)       (520)       (403)
-----------------------------------------------------------------------------------------------------------
Net Loans                                          $213,938    $209,310    $194,935    $148,069    $133,482
===========================================================================================================


      The following table shows the maturity distributions and interest rate sensitivity of selected loan categories at December 31, 1998.

                                           Within One    One to Five     After Five
(Dollars in Thousands)                        Year          Years          Years          Total
-----------------------------------------------------------------------------------------------

Commercial, financial, and agricultural      $25,070       $12,713         $5,994        $43,777
Real Estate - construction                         2            12          3,759          3,773
------------------------------------------------------------------------------------------------
Total                                        $25,072       $12,725         $9,753        $47,550
================================================================================================

      The following table shows the amounts, included in the table above, which are due after one year and which have fixed interest rates and adjustable rates:

                                                   Total Due After One Year
----------------------------------------------------------------------------------
(Dollars in Thousands)                     Fixed Rate    Adjustable Rate     Total
----------------------------------------------------------------------------------

Commercial, financial, and agricultural      $5,455          $13,252        $18,707
Real Estate - construction                      134            3,637          3,771
-----------------------------------------------------------------------------------
Total                                        $5,589          $16,889        $22,478
===================================================================================

                 NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

                                                       December 31
-----------------------------------------------------------------------------------
(Dollars in Thousands)                 1998      1997      1996      1995      1994
-----------------------------------------------------------------------------------

Nonaccrual loans                      $3,331    $4,597    $4,352    $2,695    $3,238

Loans 90 days or more past due
 and still accruing                      317       147       112        23       204

Real estate acquired by foreclosure
 or substantively repossessed          1,026       159       308       633       888
------------------------------------------------------------------------------------

Total nonperforming assets            $4,674    $4,903    $4,772    $3,351    $4,330
====================================================================================

Percentage of nonaccrual loans
 to total loans                         1.53%     2.15%     2.19%     1.78%     2.38%

Percentage of nonaccrual loans,
 restructured loans and real estate
 acquired by foreclosure
 or substantively repossessed to
 total assets                           1.54%     2.00%     1.88%     1.62%     2.20%

Percentage of Allowance for Loan
 Losses to Nonaccrual Loans           107.15%    80.36%    77.07%    92.69%    71.22%

      Nonaccrual loans include restructured loans of $0 at December 31, 1998; $263,000 at December 31, 1997; $398,000 at December 31, 1996; $425,000
at December 31, 1995; and $286,000 at December 31, 1994.

      Information with respect to nonaccrual and restructured loans for the past five years ending December 31 is as follows:

                                                          December 31
--------------------------------------------------------------------------------------
(Dollars in Thousands)                    1998      1997      1996      1995      1994
--------------------------------------------------------------------------------------

Nonaccrual loans                         $3,331    $4,597    $4,352    $2,695    $3,238

Interest income that would have been
 recorded under original terms           $  318    $  394    $  361    $  243    $  242

Interest income recorded during the
 period                                  $   37    $   58    $   62    $   21    $   19

      Nonperforming assets include nonaccrual loans, loans past due 90 days or more and still accruing, restructured loans not performing in accordance with amended terms, and other real estate acquired through foreclosure. Nonperforming assets as a total decreased to $4.7 Million at year end 1998, from $4.9 Million reported at year end 1997. Nonaccrual loans at December 31, 1998 were down by $1.3 Million to $3.3 Million from $4.6 Million reported on December 31, 1997. Included in the $3.3 Million of nonaccrual loans is a $1.3 Million commercial real estate loan that was classified as nonaccrual in March 1997. The real estate collateralizing this loan was appraised in December 1997 at $2.7 Million. Due to the excess collateral value, the Bank does not anticipate any loss on this loan. Loans that became nonaccrual during the current year, amounted to $1,797,493. Offsetting this increase were receipts of loan payments of $629,032 and loans of $753,485 that were deemed uncollectible and charged off to the Allowance for Loan Losses. There was a transfer to Other Real Estate Owned of $1,049,634, property sold at auction of $156,000 and a transfer to accrual status of loans totaling $474,457.

      The Company places a loan on nonaccrual status when, in the opinion of management, the collectibility of the principal and interest becomes doubtful. Generally, when a commercial loan, commercial real estate loan or a residential real estate loan becomes past due 90 days or more, the Company discontinues the accrual of interest and reverses previously accrued interest. The loan remains in the nonaccrual status until the loan is current and six consecutive months of payments are made, then it is reclassified as an accruing loan. When it is determined that the collectibility of the loan no longer exists, it is charged off to the Allowance for Loan Losses or, if applicable, any real estate that is collateralizing the loan is acquired through foreclosure, at which time it is categorized as Other Real Estate Owned. The nonaccrual category is comprised of $1,035,145 of residential real estate loans, $1,966,307 of commercial real estate loans, $292,080 of commercial loans and $37,885 of other types of loans.

      Real Estate acquired by foreclosure increased to $1,026,000 at December 31, 1998 compared to $159,000 reported at year end 1997. This amount consists of five separate parcels of property. Annual appraisals are performed on these properties and if the appraised value is less than the carrying value of the property, the carrying value is written down by a charge to the Writedown on Other Real Estate Owned expense account. The Bank currently has one purchase and sales agreement on hand for an early 1999 sale.

IV.   SUMMARY OF LOAN LOSS EXPERIENCE

      The table below illustrates the changes in the Allowance for Loan Losses for the periods indicated.

(Dollars in Thousands)               1998      1997      1996      1995      1994
---------------------------------------------------------------------------------

Balance at January 1                $3,694    $3,354    $2,498    $2,306    $1,954
----------------------------------------------------------------------------------

Charge-offs:
  Commercial                            (0)      (40)     (144)     (184)      (22)
  Real estate-construction              (0)       (0)       (0)       (0)       (0)
  Real estate-mortgage                (716)     (147)     (136)      (79)     (246)
  Installment/Consumer                 (76)      (68)     (159)     (134)      (93)
----------------------------------------------------------------------------------
                                      (792)     (255)     (439)     (397)     (361)
----------------------------------------------------------------------------------

Recoveries:
  Commercial                             8        41       332         1        51
  Real estate-construction               0         0         0         0         0
  Real estate-mortgage                  43        16         0        16         2
  Installment/Consumer                  16        38       107        22        15
----------------------------------------------------------------------------------
                                        67        95       439        39        68
----------------------------------------------------------------------------------

Net Charge-offs                       (725)     (160)        0      (358)     (293)
----------------------------------------------------------------------------------

Additions charged to operations        600       500       400       550       645

Allowance attributable to
 acquisition                             0         0       456         0         0
----------------------------------------------------------------------------------

Balance at December 31:             $3,569    $3,694    $3,354    $2,498    $2,306
==================================================================================

Allowance for Loan Losses as a
 percent of year end loans            1.64%     1.73%     1.69%     1.65%     1.70%

Ratio of net charge-offs to
 average loans outstanding            0.34%     0.08%     0.00%     0.25%     0.23%

      The Allowance for Loan Losses at year end December 31, 1998 was $3,569,282; and $3,693,865, $3,354,311, $2,497,774 and $2,305,860, for years ending 1997, 1996, 1995 and 1994 respectively. The Allowance for Loan Losses as a percent of year end loans was 1.64% in 1998, 1.73% in 1997, 1.69% in 1996, 1.65% in 1995 and 1.70% in 1994.

      The level of the Allowance for Loan Losses is evaluated by management and encompasses several factors. These factors include but are not limited to recent trends in the nonperforming loans, the adequacy of the assets which collateralize the nonperforming loans, current economic conditions in the market area and various other external and internal factors. Management's assessment of the adequacy of the Allowance for Loan Losses is reviewed by regulators and by the Company's independent accountants.

      The Company's provision for loan losses, which is a deduction from earnings, in 1998 was $600,000. Prior years' provisions were $500,000, $400,000, $550,000 and $645,000 for years ending 1997, 1996, 1995 and 1994 respectively. In 1998, the Company realized recoveries of previously charged-off loans of $67,000. Recoveries recorded in previous years were $95,000, $439,000, $39,000 and $68,000 in 1997, 1996, 1995 and 1994
respectively.

      The amount provided to the Allowance for Loan Losses was deemed appropriate by management after full consideration of the value of the assets securing the nonaccrual loans.

      This table shows an allocation of the allowance for loan losses as of the end of each of the last five years.

                 ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                     December 31, 1998     December 31, 1997     December 31, 1996     December 31, 1995     December 31, 1994
--------------------------------------------------------------------------------------------------------------------------------
                            Percent of            Percent of            Percent of            Percent of             Percent of
                             Loans in              Loans in              Loans in              Loans in               Loans in
                               Each                  Each                  Each                  Each                   Each
                            Category to           Category to           Category to           Category to            Category to
                    Amount  Total Loans   Amount  Total Loans   Amount  Total Loans   Amount  Total Loans   Amount   Total Loans
--------------------------------------------------------------------------------------------------------------------------------
                                                              (Dollars in Thousands)

Commercial         $1,249(1)   20.06%    $  984(1)   17.14%    $  789(1)   15.70%    $  597(1)   11.35%     $  588     12.82%
Real estate
 Construction          27       1.73         44       3.12         41       3.46         40       4.55          14      1.68
Real estate
 Mortgage           1,964(2)   75.21      2,311(2)   76.50      2,150(2)   77.42      1,581(2)   80.04       1,374     81.03
Consumer(3)           329(4)    3.00        355(4)    3.24        374(4)    3.42        280       4.06         330      4.47
----------------------------------------------------------------------------------------------------------------------------
                   $3,569     100.00%    $3,694     100.00%    $3,354     100.00%    $2,498     100.00%     $2,306    100.00%
============================================================================================================================

<F1>  Includes amounts specifically reserved for impaired loans of $128,207 as of December 31, 1998, of $42,937 as of December 31, 1997, $0.00 as of December 31, 1996 and $214,542 as of December 31, 1995, as required by Financial Accounting Standard No. 114, Accounting for Impairment of Loans.
<F2>  Includes amounts specifically reserved for impaired loans of $187,554 as of December 31, 1998, of $566,220 as of December 31, 1997, $838,290
      as of December 31, 1996 and $240,500 as of December 31, 1995, as required by Financial Accounting Standard No. 114, Accounting for Impairment of Loans.
<F3>  Includes consumer, obligations of states and political subdivisions and other.
<F4>  Includes amounts specifically reserved for impaired loans of $9,126 as of December 31, 1998, of $14,413 as of December 31, 1997, $0.00 as of December 31, 1996 and $0.00 as of December 31, 1995 as required by Financial Accounting Standard No. 114, Accounting for Impairment of Loans.


      The loan portfolio's largest segment of loans is commercial real estate loans, which represent 51.7% of gross loans. Residential real estate, which is the second largest segment of the loan portfolio, represents 23.5% of gross loans. The Company requires a loan to value ratio of 80% in both commercial and residential mortgages. These mortgages are secured by real properties which have a readily ascertainable value.

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

      Commercial loans consist of loans predominantly collateralized by inventory, furniture and fixtures, and accounts receivable. In assessing the collateral for this type of loan, management applies a 40% liquidation value to inventories; 25% to furniture, fixtures and equipment; and 60% to accounts receivable. Commercial loans represent 20.1% of the loan portfolio.

      Consumer loans are generally unsecured borrowings and represent 3.0% of the total loan portfolio. These loans have a higher degree of risk than residential mortgage loans. The underlying collateral of a secured consumer loan tends to depreciate in value. Consumer loans are typically made based on the borrower's ability to repay the loan through continued financial stability. The Company endeavors to minimize risk by reviewing the borrower's repayment history on past debts, and assessing the borrower's ability to meet existing obligations on the proposed loans.

      Charge-offs in 1998 amounted to $792,000, up by $537,000 when compared to losses incurred in 1997 of $255,000. The Company had charge-offs of $439,000 in 1996, $397,000 in 1995 and $361,000 in 1994. The real estate-
mortgage category incurred losses of $716,000 in 1998 compared to $147,000 in 1997, $136,000 in 1996, $79,000 in 1995 and $246,000 in 1994.

V.   DEPOSITS

      Deposits are obtained from individuals and from small and medium sized businesses in the local market area. The Bank also attracts deposits from municipalities and other government agencies. The Bank does not solicit or accept brokered deposits.

      The following table sets forth the average amount and the average rate paid on deposits for the periods indicated.

                                             1998                 1997                 1996
--------------------------------------------------------------------------------------------------
                                       Average   Average    Average   Average    Average   Average
(Dollars in Thousands)                 Balance     Rate     Balance     Rate     Balance     Rate
--------------------------------------------------------------------------------------------------

Noninterest-bearing Demand Deposits    $ 46,217    0.00%    $ 43,724    0.00%    $ 33,572    0.00%
Interest-bearing Demand Deposits         38,764    3.09       37,739    3.19       28,788    2.98
Savings Deposits                         43,885    2.45       42,642    2.50       40,246    2.50
Money Market Deposits                    13,777    1.98       14,116    1.99       13,326    2.03
Time Deposits $100,000 or More           22,945    5.52       23,162    5.42       18,813    5.87
Other Time Deposits                     119,118    5.62      109,278    5.91       97,957    5.87
-------------------------------------------------------------------------------------------------
Totals                                 $284,706    3.69%    $270,661    3.79%    $232,702    3.87%
=================================================================================================

      As of December 31, 1998, time certificates of deposit in amounts of $100,000 or more had the following maturities:

                                                 (Dollars in Thousands)

Three months or less                                    $ 9,822
Over three months through six months                      6,614
Over six months through twelve months                     5,826
Twelve months and over                                    3,745
                                                        -------
                                                        $26,007
                                                        =======

VI.   RETURNS ON EQUITY AND ASSETS

      The following table shows consolidated operating and capital ratios of the Company for each of the last three years:

                                   Year Ended December 31,
                                 ---------------------------
                                  1998      1997       1996
                                 ---------------------------

      Return on Assets            1.06%     0.96%      0.94%
      Return on Equity           11.98%    12.27%     12.69%
      Dividend Payout Ratio      28.54%    27.57%     27.95%
      Equity to Assets Ratio      8.86%     7.79%      7.40%

VII.  SHORT TERM BORROWINGS

      The following table shows the Company's short-term borrowings at the end of each of the last three years along with the maximum amount of borrowings and average amounts outstanding as well as weighted average interest rates for the last three years.

(Dollars in Thousands)                1998        1997        1996
-------------------------------------------------------------------

Balance at December 31               $   42      $1,200      $1,200
Maximum Amount Outstanding
 at Any Month's End                  $1,365      $1,725      $2,141
Average Amount Outstanding
 During the Year                     $  813      $1,067       $ 987
Weighted Average Interest
 Rate During the Year                  5.65%       4.91%       5.71%

      The Bank has the ability to borrow funds from correspondent banks and the Federal Home Loan Bank, as well as the Federal Reserve Bank of Boston, by pledging various investment securities as collateral. The Company did not borrow during 1998 and 1997. Tax payments made by our customers, which are owed to the Federal Reserve Bank Treasury Tax and Loan account, are classified as borrowed funds. The Company has notes payable of $847,990 due to Fleet Bank with a final maturity in November 1999. This note was assumed from Fairbank, Inc. at the time of the acquisition. Because of the term of the note, including applicable prepayment fees, management determined it advantageous for the Bank not to pay off the note. There is also $4,475,454 in borrowings from the Federal Home Loan Bank which represent the match funding program that is available to qualified borrowers.

Accounting for Deferred Income Taxes

      The net deferred tax asset at year end 1998 was $1,461,166. The amount of taxable income required to be generated to fully realize such net deferred tax asset will be approximately $3.7 Million. The taxable income earned by the Company in 1998 was $5,579,202.

                                   ITEM 2

                                 PROPERTIES

      The main office of the Bank is located at 100 Slade's Ferry Avenue, Somerset, Massachusetts at the junctions of U.S. Routes 6, 138, and 103. The Bank has nine additional branches located in Fairhaven, Fall River, New Bedford, Seekonk, Somerset and Swansea, Massachusetts. As of December 31, 1998, the following Bank properties are owned either directly by the Bank or through its subsidiary, the Slade's Ferry Realty Trust:

                      Location                                       Sq. Footage
--------------------------------------------------------------------------------

Main Office           100 Slade's Ferry Avenue      Somerset, MA        37,000
North Somerset        2722 County Street            Somerset, MA         3,025
Linden Street         244-253 Linden Street         Fall River, MA       1,750
Brayton Avenue        855 Brayton Avenue            Fall River, MA       3,325
North Swansea         2388 G.A.R. Highway           Swansea, MA          2,960
Seekonk               1400 Fall River Avenue        Seekonk, MA          2,300
Fairhaven             75 Huttleston Avenue          Fairhaven, MA       13,000
South Main Street     1601 South Main Street        Fall River, MA       6,604


Offices listed below are leased properties which indicate the applicable lease expiration date.

Swansea Mall
 (expires 2003)       Rt 118                        Swansea, MA          2,250
Brayton Avenue
 Drive Up Complex
 (expires 2000)       16 Stevens St.                Fall River, MA         549
Walgreens Drug Store
 (expires 2004)       838 Pleasant St.              New Bedford, MA        835

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

                                   ITEM 3

                              LEGAL PROCEEDINGS

      The Bank is involved in a civil suit brought in Plymouth Superior Court by a former employee of the National Bank of Fairhaven, which primarily alleged a breach of contract. The original demand by the plaintiff was $550,000 to settle the case which was lowered to $250,000 by the plaintiff in 1998. Discovery has been completed, and the case is currently scheduled for trial on April 22, 1999. The Company believes there are meritorious defenses to the plaintiff's claim, and it intends to vigorously defend the suit. The Company believes that the suit will not have a material adverse effect on the Company's financial condition, results of operation or liquidity, and no reserves have been accrued to cover the potential liability.

                                   ITEM 4

             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 1998, no matters were submitted to a vote of stockholders of the Company.

                                   PART II

                                   ITEM 5

           MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      Reference is hereby made to Company's Annual Report to Stockholders for the year ended December 31, 1998, attached as an exhibit hereto. The information set forth on page 9 of such Annual Report with respect to the Market for the Registrant's Common Stock and Related Stockholder Matters is incorporated herein by reference.

                                   ITEM 6

                           SELECTED FINANCIAL DATA

      Reference is hereby made to the Company's Annual Report to Stockholders for the year ended December 31, 1998, attached as an exhibit hereto. The information set forth on page 10 of such Annual Report under this heading is incorporated herein by reference.

                                   ITEM 7

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

      Reference is hereby made to Company's Annual Report to Stockholders for the year ended December 31, 1998, attached as an exhibit hereto. The information entitled "Management's Discussion and Analysis" and set forth on pages 11 through 20 of such Annual Report is incorporated herein by reference.

                                   ITEM 7A

         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The most significant market risk factor affecting the financial condition and operating results of Slade's Ferry Bancorp is interest rate risk. Refer to this Form 10-K, page 9, under "Interest Rate Risk" for a discussion of market risk.

                                   ITEM 8

                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Reference is hereby made to Company's Annual Report to Stockholders for the year ended December 31, 1998, attached as an exhibit hereto. The consolidated balance sheets at December 31, 1998 and 1997, and the consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998 and the related notes with the report of Shatswell, MacLeod and Company, P.C., independent auditors, which appear on pages 21 through 43 of such Annual Report to Stockholders, are incorporated herein by reference.

                                   ITEM 9

                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                   ON ACCOUNTING AND FINANCIAL DISCLOSURE

      The Company had no disagreements with its independent accountants on accounting and financial disclosure matters.

                                  PART III

                                   ITEM 10

        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

      Reference is hereby made to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders April 12, 1999. The information set forth under the heading "Directors and Executive Officers" on pages 10 through 13 and under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" on page 16 of such Proxy Statement is incorporated herein by reference.

                                   ITEM 11

                           EXECUTIVE COMPENSATION

      Reference is hereby made to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders April 12, 1999. The information set forth under this heading on pages 19 through 22 of such Proxy Statement is incorporated herein by reference.

                                   ITEM 12

       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Reference is hereby made to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders April 12, 1999. The information set forth under this heading on pages 13 through 16 of such Proxy Statement is incorporated herein by reference.

                                   ITEM 13

            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Reference is hereby made to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders April 12, 1999. The information set forth under this heading on page 25 of such Proxy Statement is incorporated herein by reference.

                                   ITEM 14

      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of the Company's Annual Report to stockholders for the year ended December 31, 1998, attached as an exhibit hereto.

      (1)   Consolidated Financial Statements
                                                              Page
            Report of Independent Auditors                     21
            Consolidated Balance Sheets                        22
            Consolidated Statements of Income                  23
            Consolidated Statements of Changes in
             Stockholders' Equity                              24
            Consolidated Statements of Cash Flows              25
            Notes to Consolidated Financial Statements         27

      (2)   Financial Statement Schedules
            All financial statement schedules required by Item 14(a)(2) have been omitted because they are inapplicable or because the required information has been included in the Consolidated Financial Statements or Notes thereto.

      (3)   Exhibits: see attached Exhibits Index

(b)   Reports on Form 8-K: None

                                 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 1999.

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


/s/ Thomas B. Almy              3/31/99    /s/ Ralph S. Borges                3/31/99
Thomas B. Almy                             Ralph S. Borges
Director                                   Treasurer/Chief Financial Officer/
                                           Chief Accounting Officer

/s/ James D. Carey              3/31/99    /s/ Peter G. Collias               3/31/99
James D. Carey                             Peter G. Collias
Executive Vice President                   Director
and Director

/s/ Donald T. Corrigan          3/31/99    /s/ Melvyn A. Holland              3/31/99
Donald T. Corrigan                         Melvyn A. Holland
Chairman of the Board                      Director
 and Director

/s/ William Q. MacLean Jr.      3/31/99    /s/ Francis A. Macomber            3/31/99
William Q. MacLean Jr.                     Francis A. Macomber
Director                                   Director

/s/ Majed Mouded, MD            3/31/99    /s/ Shaun O'Hearn Sr.              3/31/99
Majed Mouded, MD                           Shaun O'Hearn Sr.
Director                                   Director

/s/ Lawrence J. Oliveira, DDS   3/31/99    /s/ Peter Paskowski                3/31/99
Lawrence J. Oliveira, DDS                  Peter Paskowski
Director                                   Director

/s/ Kenneth R. Rezendes         3/31/99    /s/ William J. Sullivan            3/31/99
Kenneth R. Rezendes                        William J. Sullivan
President and Chief Executive              Director
 Officer

/s/ Charles Veloza              3/31/99    /s/ David F. Westgate              3/31/99
Charles Veloza                             David F. Westgate
Director                                   Director

                                Exhibit Index

Exhibit
  No.                 Description                                     Page
-------               -----------                                     ----

 3.1  Articles of Incorporation of Slade's Ferry                       (1)
      Bancorp as amended

 3.2  By-laws of Slade's Ferry Bancorp as amended                      (2)

10.1  Agreement and Plan of Merger by and between                      (3)
      Slade's Ferry (formerly Weetamoe) Bancorp and Fairbank, Inc.

10.2  Slade's Ferry (formerly Weetamoe) Bancorp                        (3)
      1996 Stock Option Plan

10.3  Noncompetition Agreement between Slade's                         (4)
      Ferry Trust Company and Edward S. Machado
      (A substantially identical contract exists
      with Peter Paskowski)

10.4  Supplemental Executive Retirement Agreement                      (5)
between Slade's Ferry (formerly Weetamoe)
Bancorp and Donald T. Corrigan

10.5  Supplemental Executive Retirement Agreement                      (2)
      between Slade's Ferry (formerly Weetamoe) Bancorp
      and James D. Carey

10.6  Supplemental Executive Retirement Agreement                      (2)
      between Slade's Ferry (formerly Weetamoe) Bancorp
      and Manuel J. Tavares

10.7  Swansea Mall Lease                                               (4)

13    Annual report to security-holders for fiscal year ended
      December 31, 1998

21    List of subsidiaries of Slade's Ferry Bancorp.                   (2)

23    Consent of Independent Public Accountants

27    Financial Data Schedule

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