Form 10-Q
period 1999-03-31
SLADES FERRY BANCORP
filed 1999-05-14
CIK 857499

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                  FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended   March 31, 1999
                    --------------

Commission file number  000-23904
                        ---------

                            SLADE'S FERRY BANCORP
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


         Massachusetts                              04-3061936
         -------------                              ----------
(State or other jurisdiction of                  (I.R.S. Employed
 incorporation or organization)               Identification Number)


        100 Slade's Ferry Avenue
        Somerset, Massachusetts                       02726
        ------------------------                      -----
(Address of principal executive offices)            (Zip Code)

                                (508)675-2121
                                -------------
            (Registrant's telephone number, including area code)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X                              No
-----------                            ------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common stock ($.01 par value) 3,458,322.897 shares as of March 31, 1999.
------------------------------------------------------------------------


                                   PART I

ITEM 1

Financial Statements
--------------------

                            SLADE'S FERRY BANCORP
                         CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)


                                                 March 31, 1999    December 31, 1998
                                                 --------------    -----------------

ASSETS:
  Cash and due from banks                         $ 15,201,292        $ 15,686,520
  Federal funds sold                                       -0-          14,500,000
  Investment securities(1)                          17,736,079          20,921,254
  Securities available for sale(2)                  68,086,191          58,199,292
  Federal Home Loan Bank stock                       1,013,400             899,900
  Loans (net)                                      217,075,082         213,938,277
  Premises and equipment                             6,707,378           6,687,271
  Other real estate owned                            1,144,140           1,026,095
  Accrued interest receivable                        2,184,804           1,598,282
  Goodwill                                           2,797,068           2,853,768
  Cash surrender value of life insurance             1,618,841           1,613,517
  Other assets                                       3,138,852           2,430,544
                                                  --------------------------------
      TOTAL ASSETS                                $336,703,127        $340,354,720
                                                  ================================
LIABILITIES & STOCKHOLDERS' EQUITY:
  Deposits                                        $298,983,848        $303,785,865
  Notes payable                                        823,660             847,990
  Advances from Federal Home Loan Bank               4,451,548           4,475,454
  Other borrowed funds                                 490,981              42,329
  Other liabilities                                  1,830,944           1,495,697
                                                  --------------------------------
      TOTAL LIABILITIES                           $306,580,981        $310,647,335

STOCKHOLDERS' EQUITY:
  Common stock                                          34,583              34,464
  Paid in capital                                   22,455,536          22,285,220
  Retained earnings                                  7,768,586           7,103,642
  Acumulated other comprehensive income (loss)        (136,559)            284,059
                                                  --------------------------------
      TOTAL STOCKHOLDERS' EQUITY                  $ 30,122,146        $ 29,707,385
                                                  --------------------------------
      TOTAL LIABILITIES &
       STOCKHOLDERS' EQUITY                       $336,703,127        $340,354,720
                                                  ================================

--------------------
<F1>  Investment securities are to be held to maturity and have a fair market value of $17,944,595 as of March 31, 1999 and $21,282,941 as of December
      31, 1998.
<F2>  Securities classified as Available for Sale are stated at fair value with any unrealized gains or losses reflected as an adjustment in
      Stockholders' Equity.



                CONSOLIDATED STATEMENT OF INCOME AND EXPENSE
                                 (UNAUDITED)
                          3 MONTHS ENDING MARCH 31,


                                                       1999          1998
                                                       ----          ----

INTEREST AND DIVIDEND INCOME:
  Interest and fees on loans                        $4,768,939    $4,885,359
  Interest and dividends on investments              1,193,818       852,637
  Other interest                                       104,039       120,117
                                                    ------------------------
      Total interest and dividend income             6,066,796     5,858,113
                                                    ------------------------

INTEREST EXPENSE:
  Interest on deposits                               2,607,655     2,571,429
  Interest on other borrowed funds                      93,290        40,234
                                                    ------------------------
      Total interest expense                         2,700,945     2,611,663
                                                    ------------------------
      Net interest and dividend income               3,365,851     3,246,450
                                                    ------------------------
PROVISION FOR LOAN LOSSES                              150,000       150,000
  Net interest and dividend income
   after provision for loan losses                   3,215,851     3,096,450
                                                    ------------------------

OTHER INCOME:
  Service charges on deposit accounts                  227,080       218,308
  Security gains net                                   291,566        56,280
  Other income                                          96,947        84,985
                                                    ------------------------
      Total other income                               615,593       359,573
                                                    ------------------------

OTHER EXPENSE:
  Salaries and employee benefits                     1,447,322     1,318,116
  Occupancy expense                                    209,835       178,834
  Equipment expense                                    137,748       150,073
  Loss (gain) on sale of other real estate owned        20,365         4,236
  Other expense                                        608,193       567,563
                                                    ------------------------
      Total other expense                            2,423,463     2,218,822
                                                    ------------------------
Income before income taxes                           1,407,981     1,237,201
Income taxes                                           535,539       491,853
                                                    ------------------------
      NET INCOME                                    $  872,442    $  745,348
                                                    ========================
Earnings per share                                  $     0.25    $     0.22
                                                    ========================
Diluted earnings per share                          $     0.25    $     0.22
                                                    ========================
Average shares outstanding                           3,455,468     3,331,939
                                                    ========================



                    SLADE'S FERRY BANCORP AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                         Three Months Ended March 31
                                 (Unaudited)


Reconciliation of net income to net cash used in operating activities:           1999            1998
                                                                             ------------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $    872,442    $   745,348
Adjustments to reconcile net income to net cash used in operating activities:
  Accretion, net of amortization of fair market value adjustments                  (2,179)        (2,179)
  Amortization of goodwill                                                         56,700         56,700
  Depreciation and amortization                                                   165,528        165,156
  Gain on sale of fixed assets                                                        -0-         (2,700)
  Securities available for sale (gains)losses, net                               (291,566)       (56,280)
  Provision for loan losses                                                       150,000        150,000
  Increase (decrease) in taxes payable                                            (90,872)       374,309
  (Increase) decrease in interest receivable                                     (586,522)        11,605
  Increase (decrease) in interest payable                                          16,028          2,460
  Increase in accrued expenses                                                     13,623         96,616
  (Increase) decrease in prepaid expenses                                         (41,395)       105,727
  Accretion of securities, net of amortization                                    (24,984)       (33,136)
  Accretion of securities available for sale, net of amortization                  19,548          9,248
  Loss on sale of other real estate owned                                          20,365          4,236
  Change in unearned income                                                       (37,251)        48,404
  (Increase) decrease in other assets                                            (318,737)    (2,316,486)
  Increase in other liabilities                                                   304,925        285,975
                                                                             ---------------------------
  Net cash (used in) provided by operating activities                             225,653       (354,997)
                                                                             ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of securities available for sale                                  (15,370,525)    (8,214,966)
  Maturities of securities available for sale                                   4,620,816      7,364,656
  Sales of securities available for sale                                          451,582        175,436
  Proceeds from sale of other real estate owned                                    79,635         62,764
  Proceeds from maturities of investment securities                             3,692,532      1,813,228
  Purchases of investment securities                                             (482,373)    (2,743,009)
  Net (increase) decrease in loans                                             (3,476,678)     3,046,958
  Capital expenditures                                                           (185,635)       (49,814)
  Proceeds from sales of fixed assets                                                 -0-          2,700
  Purchases of Federal Home Loan Bank Stock                                      (113,500)        (9,300)
  Recoveries of previously charged-off loans                                       11,929          7,956
                                                                             ---------------------------
  Net cash provided by (used in) investing activities                         (10,772,217)     1,456,609
                                                                             ---------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of stock                                            $    170,436    $   160,209
  Net decrease in demand deposits, NOW, money market and savings accounts      (6,682,657)    (2,824,588)
  Net increase in time deposits                                                 1,880,640      7,042,686
  Net increase (decrease) in short-term borrowing                                 448,652        (94,108)
  Dividends paid                                                                 (207,499)      (178,530)
  Payments on Federal Home Loan Bank advances                                     (23,906)           -0-
  Decrease in notes payable                                                       (24,330)       (24,808)
                                                                             ---------------------------
  Net cash provided by (used in) financing activities                          (4,438,664)     4,080,861
                                                                             ---------------------------
  Net increase (decrease) in cash and cash equivalents                        (14,985,228)     5,182,473
  Cash and cash equivalents at beginning of period                             30,186,520     20,323,501
                                                                             ---------------------------
  Cash and cash equivalents at end of period                                 $ 15,201,292    $25,505,974
                                                                             ===========================
SUPPLEMENTAL DISCLOSURES:
  Loans originating from sales of Other Real Estate Owned                    $    125,000    $    60,800
  Interest paid                                                              $  2,684,917    $ 2,609,203
  Income taxes paid                                                          $    626,411    $   117,544
  Loans transferred to Other Real Estate Owned                               $    218,045    $       -0-



      SLADE'S FERRY BANCORP AND SUBSIDIARY, SLADE'S FERRY TRUST COMPANY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               March 31, 1999

Note A - Basis of Presentation
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of Slade's Ferry Bancorp, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

Note B - Accounting Policies
----------------------------

The accounting principles followed by Slade's Ferry Bancorp and subsidiary and the methods of applying these principles which materially affect the determination of financial position, results of operations, or changes in financial position are consistent with those used at year end 1998.

The consolidated financial statements of Slade's Ferry Bancorp include its wholly-owned subsidiary, Slade's Ferry Trust Company, and its subsidiaries, the Slade's Ferry Realty Trust and the Slade's Ferry Securities Corporation. All significant intercompany balances have been eliminated.


ITEM 2

Management's Discussion and Analysis
------------------------------------

Financial Condition
-------------------

Assets at March 31, 1999 decreased by $3.7 Million to $336.7 Million from $340.4 Million reported on December 31, 1998. The decrease is predominately attributed to a decrease in deposit levels of $4.8 Million. The most noted variance in the asset components was the decrease of $14.5 Million in the Federal Funds Sold category. There was an increase in net loans of $3.1 Million and a net increase in the Investment Securities and Securities Available-for-Sale categories of $6.7 Million.

Deposits decreased $4.8 Million to $299.0 Million at March 31, 1999 from $303.8 Million reported at year end 1998. The decrease occurred primarily in the Municipal N.O.W. Account category. This category decreased $3.1 Million to $15.4 Million at March 31, 1999 from $18.5 Million at December 31, 1998. The larger December 31, 1998 balance was the result of the late mailing of real estate tax bills by some municipalities for bills originally due November 1, 1998.

At March 31, 1999, securities classified as Available-for-Sale had net unrealized losses of $55,674 as a result of market conditions, compared to net unrealized gains of $364,944 reported on December 31, 1998. Securities in the Available-for-Sale category may be sold if it becomes desirable to improve liquidity, or when management feels it would be appropriate to improve interest rate risk by selling securities and reinvesting the proceeds into higher yielding investments.

Investment Securities are securities that the Company will hold to maturity and are carried at amortized cost on the balance sheet, and are summarized as follows as of March 31, 1999.


                                                                            Gross
                                                             Gross        Unrealized
                                           Amortized      Unrealized       Holding
(Dollars in Thousands)                     Cost Basis    Holding Gains      Losses      Fair Value
--------------------------------------------------------------------------------------------------

Debt securities issued by the U. S.
  Treasury and other U. S.
  Government corporations and
   agencies                                 $ 6,332           $ 64           $ 4         $ 6,392
Debt securities issued by states of the
 United States and political
 subdivisions of the states                  11,305            172            23          11,454
Mortgage-backed securities                       99              1           -0-             100
Other debt securities                           -0-            -0-           -0-             -0-
------------------------------------------------------------------------------------------------
                                            $17,736           $237          $ 27         $17,946
================================================================================================


Investments in Available-for-Sale securities are carried at fair value on the balance sheet and are summarized as follows as of March 31, 1999.


                                                                            Gross
                                                             Gross        Unrealized
                                           Amortized      Unrealized       Holding
(Dollars in Thousands)                     Cost Basis    Holding Gains      Losses      Fair Value
--------------------------------------------------------------------------------------------------

Debt securities issued by the U. S.
  Treasury and other U. S.
  Government corporations and
  agencies                                  $45,562           $ 68           $248        $45,382

Corporate Bonds                                 523            -0-              7            516
Marketable Equity                             2,830            387            209          3,008
Mortgage-backed securities                   19,058             32            135         18,955
Asset-backed securities                         219              6            -0-            225
------------------------------------------------------------------------------------------------
                                            $68,192           $493           $599        $68,086
================================================================================================



      Decrease to Stockholders' Equity:
      (In Whole Dollars)
        Unrealized loss on Available for Sale Securities        $106,125
        Less tax effect                                           50,451
                                                                --------
        Net unrealized loss on Available for Sale Securities    $ 55,674
                                                                ========



      INFORMATION WITH RESPECT TO NONACCRUAL AND PAST DUE LOANS
      AT MARCH 31, 1999 AND 1998 AND DECEMBER 31, 1998 AND 1997


                                                        At March 31          At December 31
--------------------------------------------------------------------------------------------
(Dollars in Thousands)                                1999       1998       1998       1997
--------------------------------------------------------------------------------------------

Nonaccrual Loans                                     $2,998     $4,815     $3,331     $4,597
Loans 90 days or more past due and still accruing       287        245        317        147
Real estate acquired by foreclosure
 or substantively repossessed                         1,144         92      1,026        159
Percentage of nonaccrual loans to total loans          1.38%      2.29%      1.53%      2.15%
Percentage of nonaccrual loans and real estate
 acquired by foreclosure or substantively
 repossessed to total assets                           1.23%      1.57%      1.54%      2.00%
Percentage of allowance for loan losses
 to nonaccrual loans                                 124.35%     79.20%    107.15%     80.36%


The $3.0 Million in nonaccrual loans consists of $2.5 Million of real estate mortgages and $.5 Million attributed to commercial loans. There are no restructured loans included in nonaccrual loans as of March 31, 1999.

The Company's nonperforming assets as a total decreased to $4.4 Million at March 31, 1999, from $4.7 Million reported on December 31, 1998. The Company considers nonaccrual loans, loans past due 90 days or more but still accruing, and real estate acquired by foreclosure or substantively repossessed as nonperforming assets. Nonaccrual loans which is the largest component of nonperforming assets decreased by $333,000 during the first quarter. The $1.2 Million commercial real estate loan previously classified as nonaccrual in March 1997 remains in this category despite payments being made by the borrower which are applied to principal. Pursuant to the Company's normal policy, this loan will remain in the nonaccrual status until the loan becomes current and the borrower can demonstrate a regular consistent schedule of payments. The real estate collateralizing this loan has an appraised value of $2.5 Million obtained in June 1998. Loans 90 days or more but still accruing decreased by $30,000 during the current quarter and real estate acquired by foreclosure or substantively repossessed increased by $118,000.

The net decrease in the nonaccrual category from $3.3 Million at December 31, 1998 to $3.0 Million at March 31, 1999 is a combination of $.3 Million in loans placed into the nonaccrual status, offset by $.6 Million representing payments and loans resolved or charged off.

Real estate acquired through foreclosure or substantively repossessed increased by $118,000 when compared to the balance on December 31, 1998 due to the sale of one parcel of property carried at $100,000 and the transfer of two properties from loans totaling $218,000. The current balance of $1,144,140 represents six parcels of property of which two parcels with a carrying value of $253,000 were sold in April, 1999.

The percentage of nonaccrual loans to total loans decreased from 1.53% reported at year end to 1.38% at March 31, 1999 due to the combination of an increase in total loans and a decrease in the nonaccrual category. The percentage of nonaccrual loans and real estate acquired by foreclosure or substantively repossessed to total assets decreased due to the decrease in nonaccrual loans.

      INFORMATION WITH RESPECT TO NONACCRUAL AND RESTRUCTURED LOANS AT MARCH 31, 1999 AND 1998 AND DECEMBER 31, 1998 AND 1997


                                                   At March 31        At December 31
-------------------------------------------------------------------------------------
(Dollars in Thousands)                            1999      1998      1998      1997
-------------------------------------------------------------------------------------

Nonaccrual Loans                                 $2,998    $4,815    $3,331    $4,597

Interest income that would have been recorded
 under original terms                            $   70    $  119    $  318    $  394

Interest income recorded during the period       $    3    $   14    $   37    $   58


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

Loans in the nonaccrual category will remain until the possibility of collection no longer exists, the loan is paid off or becomes current. When a loan is determined to be uncollectible, it is then charged off against the Allowance for Loan Losses.

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

Included in the $2,997,563 in nonaccrual loans are $2,883,060 which the Company has determined to be impaired, for which $192,198 have a related allowance for credit losses of $113,802 and $2,690,862 have no related allowance for credit losses. Management is not aware of any other loans that pose a potential credit risk or where the loans are current but the borrowers are experiencing financial difficulty.

There were no other loans classified for regulatory purposes at March 31, 1999 that management reasonably expects will materially impact future operating results, liquidity or capital resources.


                  ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES


                                     Three Months           Years Ended
                                      At March 31          At December 31
--------------------------------------------------------------------------
(Dollars in Thousands)              1999       1998       1998       1997
--------------------------------------------------------------------------

Balance at January 1               $3,569     $3,694     $3,694     $3,354
--------------------------------------------------------------------------
Charge-offs:
  Commercial                            0         (0)        (0)       (40)
  Real estate - construction            0         (0)        (0)        (0)
  Real estate - mortgage                0         (0)      (716)      (147)
  Installment/consumer                 (4)       (10)       (76)       (68)
--------------------------------------------------------------------------
                                       (4)       (10)      (792)      (255)
--------------------------------------------------------------------------

Recoveries:
  Commercial                            5          2          8         41
  Real estate - construction            0          0          0          0
  Real estate - mortgage                0          0         43         16
  Installment/consumer                  7          6         16         38
--------------------------------------------------------------------------
                                       12          8         67         95
--------------------------------------------------------------------------
Net Charge-offs                         8         (2)      (725)      (160)
--------------------------------------------------------------------------
Additions charged to operations       150        150        600        500
--------------------------------------------------------------------------
Balance at end of period           $3,727     $3,842     $3,569     $3,694
==========================================================================
Ratio of net charge-offs to
 average loans outstanding          (.004%)    0.001%      0.34%     0.080%


The Allowance for Loan Losses at March 31, 1999 was $3,727,341, compared to $3,569,282 at year end 1998. The Allowance for Loan Losses as a percent of outstanding loans was 1.68% at March 31, 1999, and 1.64% at December 31, 1998.

The Bank provided $600,000 in 1998, $500,000 in 1997, and $150,000 as of March
31, 1999 to the Allowance for Loan Losses. Loans charged off were $792,000 in 1998, $255,000 in 1997, and $4,000 as of March 31, 1999. Recoveries on loans previously charged off were $67,000 in 1998, $95,000 in 1997, and $12,000 as of March 31, 1999. Management believes that the Allowance for Loan Losses of $3,727,341 is adequate to absorb any losses in the foreseeable future, due to the Bank's strong collateral position and the current asset quality.

The level of the Allowance for Loan Losses is evaluated by management and encompasses several factors, which include but are not limited to, recent trends in the nonperforming loans, the adequacy of the assets which collateralize the nonperforming loans, current economic conditions in the market area, and various other external and internal factors.

This table shows an allocation of the allowance for loan losses as of the end of each of the periods indicated.


                                     March 31, 1999           December 31, 1998          December 31, 1997
                                -----------------------    -----------------------    -----------------------
                                             Percent of                 Percent of                 Percent of
                                              Loans in                   Loans in                   Loans in
                                                Each                       Each                       Each
                                              Category                   Category                   Category
                                              to Total                   to Total                   to Total
                                Amount          Loans      Amount          Loans      Amount          Loans
                                -----------------------------------------------------------------------------
                                (Dollars in Thousands)

Domestic:
  Commercial                    $1,329(1)      20.51%      $1,249(1)      20.06%      $  984(1)      17.14%
  Real estate - Construction        42          2.51           27          1.73           44          3.12
  Real estate - mortgage        $2,037(2)      73.70        1,964(2)      75.21        2,311(2)      76.50
  Consumer(3)                      319(4)       3.28          329(4)       3.00          355(4)       3.24
                                --------------------------------------------------------------------------
                                $3,727        100.00%      $3,569        100.00%      $3,694        100.00%
                                ==========================================================================

---------------------
<F1>  Includes specifically reserved for impaired loans of $123,392 as of
      March 31, 1999, $128,207 as of December 31, 1998, and $42,937 as of
      December 31, 1997 as required by Financial Accounting Standard No. 114,
      Accounting for Impairment of Loans.
<F2>  Includes specifically reserved for impaired loans of $157,978 as of
      March 31, 1999, $187,554 as of December 31, 1998, and $566,220 as of
      December 31, 1997 as required by Financial Accounting Standard No. 114,
      Accounting for Impairment of Loans.
<F3>  Includes consumer, obligations of states and political subdivisions and other.
<F4>  Includes amounts specifically reserved for impaired loans of $5,043 as of March 31, 1999, $9,126 as of December 31, 1998, and $14,413 as of
      December 31, 1997 as required by Financial Accounting Standard No. 114,
      Accounting for Impairment of Loans.


The loan portfolio's largest segment of loans is commercial real estate loans, which represent 56.3% of gross loans. Residential real estate, represents 17.4% gross loans. The Company requires a loan to value ratio of 80% in both commercial and residential mortgages. These mortgages are secured by real properties which have a readily ascertainable appraised value.

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

Commercial loans consist of loans predominantly collateralized by inventory, furniture and fixtures, and accounts receivable. In assessing the collateral for this type of loan, management applies a 40% liquidation value to inventories, 25% to furniture, fixtures and equipment; and 60% to accounts receivable. Commercial loans represent 20.5% of the loan portfolio.

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

Results of Operations
---------------------

The Company's largest source of earnings is net interest and dividend income, which is the difference between interest income earned on loans and investments and interest expense paid on deposits and borrowed funds. Net interest and dividend income for the three months ending March 31, 1999 increased by $119,401 to $3,365,851 when compared to $3,246,450 recorded during the same period in 1998. Total interest and dividend income increased by $208,683 due to a larger loan base and expansion of the investment portfolio. This was offset by an increase in interest expense of $89,282 due to higher deposit levels being serviced during the current three month period compared to the same period in the previous year, and also an increase in borrowings from the Federal Home Loan Bank.

The Provision for Loan Losses is a charge against earnings and funds the Allowance for Loan Losses. It is management's desire to maintain an appropriate ratio of the Allowance for Loan Losses to total outstanding loans. The Bank's provision during the three month period ending March 31, 1999 was $150,000, the same amount that was recorded during the same period in the prior year.

Total Other Income increased by $256,020 for the first quarter of 1999 compared to the first quarter of 1998. Service charges on deposit accounts increased slightly by $8,772 due to the continuous growth in the number of accounts being serviced primarily due to the opening of the South Main Street branch in Fall River in January 1999. As a result of favorable market conditions, various marketable equity securities were sold during the first three months of 1999 realizing a net gain of $291,566 compared to $56,280 realized in the same period of the previous year. The market trends of these types of investments are continuously monitored and acted upon when management feels it advantageous to respond to these market opportunities. The line item Other Income increased by $11,962 compared to the same period in 1998. During the first quarter of 1999, the Bank began printing customer checks internally rather than outsourcing to check printing vendors. Fees of $12,851 were recorded for the first three months of 1999. By printing checks internally, customers will receive check orders much quicker and at a lower cost.

Total Other Expense for the first three months in 1999 was up by $204,641 to $2,423,463 when compared to $2,218,822 recorded in the first quarter in 1998.
 Salaries and Employee's Benefits which is the largest component of Other Expense, increased by $129,206 due to general wage adjustments and increased costs associated with employees medical insurance and retirement plan. Occupancy and Equipment expenses combined, were up by $18,766 primarily due to the depreciation on purchase and renovation of our newly opened South Main Street branch in Fall River and newly acquired equipment.

A loss of $20,365 was realized on the sale of property previously acquired through foreclosure during the current quarter compared to a loss of $4,236 recorded in the same period of the prior year.

The following table sets forth the components of the line item Other Expense, which reflects an increase of $40,630 for the first quarter in 1999 compared to the same period reported in 1998.


                                      March 31, 1999    March 31, 1998    Variance
                                      --------------------------------------------

Amortization of Goodwill                 $ 56,700          $ 56,700        $   -0-
Advertising & Public Relations            117,294            99,015         18,279
Stationery & Supplies                      68,833            53,607         15,226
Communications                             86,220            84,652          1,568
Professional Fees & Other Services        136,616           130,007          6,609
Other Miscellaneous Expenses              142,530           143,582         (1,052)
                                         -----------------------------------------
                                         $608,193          $567,563        $40,630
                                         =========================================


Amortization of Goodwill represents the continuous amortizing of the premiums paid above the book value to shareholders of Fairbank, Inc, parent company of the National Bank of Fairhaven, due to the merger acquisition which occurred in August 1996. This amortization expense will continue to the year 2011. Advertising Expense increased by $18,279 due to costs associated with promoting the opening of our two new branches on South Main Street, Fall River in January 1999, and Ashley Boulevard in New Bedford at the end of March 1999. Stationery and Supplies increased by $15,226. This is attributable to costs associated with additional stationery and various supplies required at our two new branch locations mentioned above. Also, as mentioned earlier, the Bank is printing customer checks internally rather than outsourcing. Costs associated with printing these checks totalled $9,119 for the first quarter of 1999. Professional Fees and Other Service Fees increased by $6,609 primarily due to fees for computer services provided at our two new branch locations. Other Variances noted above are a result of normal business transactions.

Income before income taxes totaled $1,407,981 at March 31, 1999, an increase of $170,780 when compared to $1,237,201 reported on March 31, 1998. Applicable income taxes increased by $43,686 to $535,539 when compared to $491,853 recorded in the first quarter of 1998. Net income of $872,442 reflects an increase of 17.0% from earnings of $745,348 reported at March 31, 1998. Diluted earnings per share for the first quarter in 1999 were $0.25 compared to $0.22 for the same period in 1998.

Year 2000 Compliance
--------------------

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

The Company, as of March 31, 1999, has completed changes and testing of all essential systems utilizing both internal and external resources. Previously identified applications for processing depositors' and borrowers' accounts, stockholder information, origination and receiving electronic charges and credits (ACH) items, general ledger processing and the PC network system, including the teller system, went through a four phase testing schedule to ensure full compliance to Year 2000 needs. As of March 31, 1999, all four phases of the testing schedule have been completed, verified, and are satisfactory.

The testing of the Federal Reserve Bank's fedline system, which provides the Company the ability to perform various operations including originating and receiving ACH items, performing wire transfers and purchasing securities, was completed and verified in December, 1998. The ATM renovation and testing has also been completed.

Key vendors and customers have been identified and contacted to determine any vulnerability the Company may have due to the failure of these parties to remedy their own Year 2000 issues. The above mentioned testing has been performed using the resources of key vendors and the Company's own internal resources. To the extent that key vendors, customers or other general suppliers not affiliated with the Company, such as communications and electric suppliers, are unsuccessful in properly addressing the Year 2000 issue, the Company could possibly be negatively impacted. Although the Company does not anticipate any system to be non-compliant, should a problem arise with a key vendor, customer or general supplier, the Company is finalizing a contingency plan to deal with these issues. It is impossible at this time to determine the impact this could have on the Company's operations, liquidity and financial condition.

The total cost of the Year 2000 project is estimated to be approximately $40,000 to $50,000. These costs are not expected to be material to the Company's operations, liquidity or financial condition. These estimated costs are based upon management's best estimates which have been derived from numerous assumptions of future events which include the availability of certain resources, third party modification plans, and other factors.
However, there is no guarantee that these estimates will hold true, and actual results could differ from those anticipated. To date, the company has incurred Year 2000 related expenses totaling $12,771 with all phases of the testing schedule completed. It is anticipated that any further cost pertaining to Year 2000 will be immaterial.

The Federal Deposit Insurance Corporation (FDIC) has established Year 2000 standards for safety and soundness consistent with the Federal Financial Institution's Examination Council (FFIEC) guidance papers describing certain essential steps that each FDIC - supervised financial institution must take to become Year 2000 ready. There is ongoing regulatory oversight by the FDIC of all insured financial institutions, including the Company, concerning Year 2000 compliance.

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

The Company also has the ability to borrow funds from correspondent banks, the Federal Home Loan Bank, as well as the Federal Reserve Bank of Boston by pledging various investment securities as collateral. The Company did not have the need to borrow in 1998. During the first three months of 1999, the Company borrowed $2,500,000 for one day. Tax payments made by our customers which are owed to the Federal Reserve Bank Treasury Tax and Loan account are classified as Short Term borrowings. The Notes Payable represents a note due Fleet Bank. The note is attributable to Fairbank, Inc. which was assumed at the time of the merger and has a final maturity in November, 1999. Due to the applicable prepayment fees, it is advantageous for the Bank to continue with the applicable terms of the note. There is also $4,451,548 in advances from the Federal Home Loan Bank representing the match funding program that is available to qualified borrowers.

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

At March 31, 1999, the Bank's liquidity ratio stood at 31.4% as compared to 32.8% at December 31, 1998. The liquidity ratio is determined by dividing the Bank's short term assets (cash and due from banks, interest bearing deposits due from other banks, securities, and federal funds sold) by the Bank's total deposits. Management believes the Bank's liquidity to be adequate to meet the current and presently foreseeable needs of the Bank.

The comparison of cash flows for three months ending March 31, 1999 and 1998 shows an increase in the net cash provided by operating activities of $0.6 Million. There was a decrease in cash used for other assets of $2.0 Million. In the first quarter of 1998, $1.6 Million was used to purchase single premium life insurance policies, which provide each member of the Board of Directors with a supplementary life insurance benefit. This decrease in other assets was offset by an increase in net interest and dividend income of $0.5 Million, an increase in cash paid to suppliers of $0.4 Million and an increase in taxes payable of $0.5 Million.

Cash flows from investing activities show a net increase in cash used in investing activities of $12.2 Million when compared to 1998. Purchases of securities increased by $4.9 Million and maturities decreased by $0.9 Million for a total of $5.8 Million attributed to the investment portfolio. In addition, there was an increase in cash used in loan activity of $6.5 Million.

Cash used in financing activities increased by $8.5 Million during the first three months of 1999 when compared to the same period in 1998. There was a decrease in cash provided by demand, NOW, money market, and Savings Accounts of $3.9 Million, along with a decrease in time deposits of $5.2 Million. This was offset by an increase in short-term borrowings of $0.5 Million.

Capital
-------

As of March 31, 1999, the Company had total capital of $30,122,146. This represents an increase of $414,761 from $29,707,385 reported on December 31, 1998. The increase in capital was a combination of several factors.
Additions consisted of three months earnings of $872,442 and transactions originating through the Dividend Reinvestment Program whereby 4,422.347 shares were issued for cash contributions of $61,861 and 7,486.728 shares were issued for $108,575 in lieu of cash dividend payments. These additions were offset by dividends paid of $207,499.

Also, affecting capital is accumulated other comprehensive income (loss) which reflects net unrealized gains or losses, net of taxes, on securities classified as Available-for-Sale and the minimum pension liability adjustment. On December 31, 1998 the Available-for-Sale portfolio had unrealized gains, net of taxes, of $364,944, and on March 31, 1999, as a result of current market values, the portfolio reflects unrealized losses, net of taxes, of $55,674. There was no change in the minimum pension liability adjustment of $80,885, net of taxes, recorded December 31, 1998.

Under the requirements for Risk Based and Leverage Capital of the federal banking agencies, a minimum level of capital will vary among banks based on safety and soundness of operations. Risk Based Capital ratios are calculated with reference to risk-weighted assets, which include both on and off balance sheet exposure.

At March 31, 1999 the actual Risk Based Capital of the Bank was $24,687,000 for Tier 1 Capital, exceeding the minimum requirements of $9,438,560 by $15,248,440. Total Capital of $27,726,000 exceeded the minimum requirements of $18,877,120 by $8,848,880 and Leverage Capital of $24,687,000 exceeded the minimum requirements of $13,402,000 by $11,285,000. In addition to the "minimum" capital requirements, "well capitalized" standards have also been established by the Federal Banking Regulators.

The table below illustrates the capital ratios of the Company and the Bank on March 31, 1999 and at December 31, 1998.


                              Well        March 31, 1999       December 31, 1998
                          Capitalized    ----------------      -----------------
                          Requirement    Bancorp     Bank      Bancorp      Bank
--------------------------------------------------------------------------------

Total Capital (to Risk
 Weighted Assets)             10%        12.86%     11.75%     12.80%     11.69%
-------------------------------------------------------------------------------
Tier 1 Capital (to Risk
 Weighted Assets)              6%        11.61%     10.46%     11.47%     10.36%
-------------------------------------------------------------------------------
Leverage Capital (to
 Average Assets)               5%         8.13%      7.37%      8.12%      7.38%
-------------------------------------------------------------------------------



ITEM 3

Quantitative and Qualitative Disclosure of Market Risk
------------------------------------------------------

Interest Rate Risk
------------------

Volatility in interest rates requires the Company to manage interest rate risk that arises from the differences in the timing of repricing of assets and liabilities. The Company considers interest rate risk, the exposure of earnings to adverse movements in interest rates, to be a significant market risk as it could potentially have an affect on the Company's financial condition and results of operation.

The Company's Asset-Liability Management Committee, comprised of the Bank's Executive Management team, has the responsibility of managing interest rate risk, and monitoring and adjusting the difference between interest-sensitive assets and interest-sensitive liabilities ("GAP" position) within various time periods.

Management's objective is to reduce and control the volatility of its net interest margin by managing the relationship of interest-earning assets and interest-bearing liabilities. In order to manage this relationship, the committee utilizes a GAP report prepared on a monthly basis. The GAP report indicates the differences or gap between interest-earning assets and interest-bearing liabilities in various maturity or repricing time periods. This, in conjunction with certain assumptions, and other related factors, such as anticipated changes in interest rates and projected cash flows from loans, investments and deposits, provides management a means of evaluating interest rate risk.

In addition to the GAP report, the Company also uses an analysis to measure the exposure of net interest income to changes in interest rates over a relatively short (i.e., 12 months) time frame. The analysis projects future interest income and expenses from the Company's earning assets and interest-bearing liabilities. Depending on the GAP position, the Company's policy limit on interest rate risk specifies that if interest rates were to change immediately up or down 200 basis points, estimated net interest income for the next twelve months should not decline by more than ten percent. The following table reflects the Company's estimated exposure as a percentage of estimated net interest income for the next twelve months, assuming an immediate change in interest rates:


 Rate Change       Estimated Exposure as a Percentage of Net Interest Income
(Basis Points)                           March 31, 1999
----------------------------------------------------------------------------

     +200                                    0.09%
     -200                                   (3.14%)


The model used to monitor earnings-at-risk provides management a measurement tool to assess the effect of changes in interest rates on the Company's current and future earnings. The 10% limit established by the Company provides an internal tolerance level to control interest rate risk exposure.

                                   Part II
                              Other Information

ITEM 1

Legal Proceedings
-----------------

The Bank is involved in a civil suit brought in Plymouth Superior Court by a former employee of the National Bank of Fairhaven, which primarily alleges a breach of contract. The original demand by the plaintiff was $550,000 to settle the case, which was lowered to $250,000 by the plaintiff in 1998. Discovery has been completed and the case is currently scheduled for trial in May, 1999. The Company believes there are meritorious defenses to the plaintiff's claim and it intends to vigorously defend the suit. The Company believes that the suit will not have a material adverse effect on the Company's financial condition, results of operation, or liquidity; and no reserves have been accrued to cover the potential liability.


ITEM 6

Exhibits and Reports on Form 8-K
--------------------------------

(a)  Exhibits:  See exhibit index.

(b)  Reports on Form 8-K:  NONE


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SLADE'S FERRY BANCORP
                                            ---------------------
                                            (Registrant)


May 10, 1999                         /s/ Kenneth R. Rezendes
--------------                       --------------------------------
(Date)                               (Signature)  Kenneth R. Rezendes
                                     President


May 10, 1999                         /s/ James D. Carey
------------                         --------------------
(Date)                               (Signature)  James D. Carey
                                     Executive Vice President

May 10, 1999                         /s/ Ralph S. Borges
------------                         -----------------------
(Date)                              (Signature)    Ralph S. Borges
                                     Treasurer
                                     Chief Financial Officer
                                     Chief Accounting Officer


                                EXHIBIT INDEX


Exhibit No.    Description                                                 Page
-----------    -----------                                                 ----

    10 Form of Director Supplemental Retirement Program Director Agreement, Exhibit I thereto (Slade's Ferry Trust Company Director Supplemental Retirement Program Plan) and Endorsement Method Split Dollar Plan Agreement thereunder for Thomas B. Almy (Similar forms of agreement entered into between Slade's Ferry Trust Company and the other directors)*

    27         Financial data schedule


-----------------------------
* The Form of Directors' Paid-up Insurance Policy for Thomas B. Almy which was also a part of the Director Supplemental Retirement Program was filed as an exhibit to Registrant's Form 10-QSB for the quarter ended June 30, 1998.