Form 10-Q
period 1999-06-30
SLADES FERRY BANCORP
filed 1999-08-13
CIK 857499

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                  FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended   June 30, 1999
                    -------------

Commission file number  000-23904
                        ---------

                            SLADE'S FERRY BANCORP
            -----------------------------------------------------
           (Exact name of registrant as specified in its charter)


      Massachusetts                                      04-3061936
      -------------                                      ----------
(State or other jurisdiction of
incorporation or organization)                     (I.R.S. Employer
                                                   Identification Number)


      100 Slade's Ferry Avenue                       02726
      Somerset, Massachusetts
      -----------------------                        -----
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

Common stock ($.01 par value) 3,469,495.192 shares as of June 30, 1999.
-----------------------------------------------------------------------


                                   PART I

ITEM 1

Financial Statements
----------------

                            SLADE'S FERRY BANCORP
                         CONSOLIDATED BALANCE SHEET
                                 UNAUDITED)

                                                   June 30, 1999    December 31, 1998
                                                   ----------------------------------

ASSETS
  Cash and due from banks                           $ 14,324,341       $ 15,686,520
  Federal funds sold                                         -0-         14,500,000
  Investment securities(1)                            19,664,200         20,921,254
  Securities available for sale(2)                    66,633,638         58,199,292
  Federal Home Loan Bank stock                         1,013,400            899,900
  Loans (net)                                        224,361,401        213,938,277
  Premises and equipment                               7,024,549          6,687,271
  Other real estate owned                                559,095          1,026,095
  Accrued interest receivable                          1,889,821          1,598,282
  Goodwill                                             2,740,368          2,853,768
  Cash surrender value of life insurance               1,618,841          1,613,517
  Other assets                                         3,688,224          2,430,544
                                                    -------------------------------

    TOTAL ASSETS                                    $343,517,878       $340,354,720
                                                    ===============================

LIABILITIES & STOCKHOLDERS' EQUITY:

  Deposits                                          $305,098,092       $303,785,865
  Notes payable                                          799,330            847,990
  Advances from Federal Home Loan Bank                 4,427,688          4,475,454
  Other borrowed funds                                 1,220,502             42,329
  Other liabilities                                    1,842,740          1,495,697
                                                    -------------------------------

    TOTAL LIABILITIES                                313,388,352        310,647,335

STOCKHOLDERS' EQUITY:
  Common stock                                            34,695             34,464
  Paid in capital                                     22,603,675         22,285,220
  Retained earnings                                    8,413,389          7,103,642
  Accumulated other comprehensive income (loss)         (922,233)           284,059
                                                    -------------------------------

    TOTAL STOCKHOLDERS' EQUITY                        30,129,526         29,707,385
                                                    -------------------------------

    TOTAL LIABILITIES &
     STOCKHOLDERS' EQUITY                           $343,517,878       $340,354,720
                                                    ===============================

--------------------
<F1>  Investment securities are to be held to maturity and have a fair market value of $19,635,934 as of June 30, 1999 and $21,282,941 as of December
      31, 1998.
<F2>  Securities classified as Available for Sale are stated at fair value with any unrealized gains or losses reflected as an adjustment in
      Stockholders' Equity.



                CONSOLIDATED STATEMENT OF INCOME AND EXPENSE
                                 (UNAUDITED)
                          6 MONTHS ENDING JUNE 30,

                                                        1999           1998
                                                    --------------------------

INTEREST AND DIVIDEND INCOME:
  Interest and fees on loans                        $ 9,771,498    $ 9,751,293
  Interest and dividends on investments               2,388,492      1,845,215
  Other interest                                        182,902        335,647
                                                    --------------------------

    Total interest and dividend income               12,342,892     11,932,155
                                                    --------------------------

INTEREST EXPENSE:
  Interest on deposits                                5,188,905      5,231,751
  Interest on other borrowed funds                      188,673         84,178
                                                    --------------------------

    Total interest expense                            5,377,578      5,315,929
                                                    --------------------------

    Net interest and dividend income                  6,965,314      6,616,226
                                                    --------------------------

PROVISION FOR LOAN LOSSES                               300,000        300,000
  Net interest and dividend income
   after provision for loan losses                    6,665,314      6,316,226
                                                    --------------------------

OTHER INCOME:
  Service charges on deposit accounts                   456,806        442,517
  Security gains, net                                   492,189        184,469
  Other income                                          181,490        158,115
                                                    --------------------------

    Total other income                                1,130,485        785,101
                                                    --------------------------

OTHER EXPENSE:
  Salaries and employee benefits                      2,745,596      2,653,819
  Occupancy expense                                     406,294        344,851
  Equipment expense                                     274,996        291,617
  Loss (gain) on sale of other real estate owned
  Write down of other real estate owned                  28,030          4,236
  Writedown of other real estate owned                   57,024              0
  Other expense                                       1,374,845      1,143,844
                                                    --------------------------

    Total other expense                               4,886,785      4,438,367
                                                    --------------------------

Income before income taxes                            2,909,014      2,662,960
Income taxes                                          1,114,299      1,053,553
                                                    --------------------------

    NET INCOME$                                       1,794,715    $ 1,609,407
                                                    ==========================

Basic earnings per share                            $      0.52    $      0.48
                                                    ==========================

Diluted earnings per share                          $      0.52      $    0.48
                                                    ==========================

Average shares outstanding                            3,460,858      3,373,842
                                                    ==========================



                CONSOLIDATED STATEMENT OF INCOME AND EXPENSE
                                 (UNAUDITED)
                          3 MONTHS ENDING JUNE 30,

                                                       1999          1998
                                                    ------------------------

INTEREST AND DIVIDEND INCOME:
  Interest and fees on loans                        $5,002,558    $4,865,934
  Interest and dividends on investments              1,194,675       992,578
  Other interest                                        78,863       215,530
                                                    ------------------------

    Total interest and dividend income               6,276,096     6,074,042
                                                    ------------------------

INTEREST EXPENSE:
  Interest on deposits                               2,581,250     2,660,322
  Interest on other borrowed funds                      95,383        43,944
                                                    ------------------------

    Total interest expense                           2,676,633     2,704,266
                                                    ------------------------

    Net interest and dividend income                 3,599,463     3,369,776
                                                    ------------------------

PROVISION FOR LOAN LOSSES                              150,000       150,000
   Net interest and dividend income
   after provision for loan losses                   3,449,463     3,219,776
                                                    ------------------------

OTHER INCOME:
  Service charges on deposit accounts                  229,726       224,209
  Security gains, net                                  200,623       128,189
  Other income                                          84,543        73,130
                                                    ------------------------

    Total other income                                 514,892       425,528
                                                    ------------------------

OTHER EXPENSE:
  Salaries and employee benefits                     1,298,274     1,335,703
  Occupancy expense                                    196,459       166,017
  Equipment expense1                                    37,248       141,544
  Loss (gain) on sale of other real estate owned         7,665             0
  Write down of other real estate owned                 57,024             0
  Other expense                                        766,652       576,281
                                                    ------------------------

    Total other expense                              2,463,322     2,219,545
                                                    ------------------------

Income before income taxes                           1,501,033     1,425,759
Income taxes                                           578,760       561,700
                                                    ------------------------

    NET INCOME$                                        922,273    $  864,059
                                                    ========================

Basic earnings per share                            $     0.27    $     0.25
                                                    ========================

Diluted earnings per share                          $     0.27    $     0.25
                                                    ========================

Average shares outstanding                           3,466,189     3,415,284
                                                    ========================



                    SLADE'S FERRY BANCORP AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                          Six Months Ended June 30
                          ------------------------
                                 (Unaudited)


Reconciliation of net income to net cash used in operating activities:        1999          1998
                                                                          --------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $ 1,794,715    $ 1,609,407

Adjustments to reconcile net income to net cash used in operating activities:
  Accretion, net of amortization of fair market value adjustments              (4,359)        (4,359)
  Amortization of goodwill                                                    113,400        113,400
  Depreciation and amortization                                               336,339        330,860
  Gain on sale of fixed assets                                                    -0-         (2,700)
  Securities available for sale gains, net                                   (492,189)      (184,469)
  Provision for loan losses                                                   300,000        300,000
  Increase (decrease) in taxes payable                                        (11,850)       100,101
  Increase in interest receivable                                            (291,539)       (88,935)
  Decrease in interest payable                                                 (5,198)        (8,456)
  Increase (decrease) in accrued expenses                                     391,592        153,313
  (Increase) decrease in prepaid expenses                                    (333,381)        41,762
  Accretion of securities, net of amortization                                (42,420)       (70,230)
  Accretion of securities available for sale, net of amortization              34,527         12,658
  Loss (gain) on sale of other real estate owned                               28,030          4,236
  Writedown of other real estate owned                                         57,024              0
  Change in unearned income                                                   (50,300)        17,376
  (Increase) decrease in other assets                                        (148,310)    (1,898,843)
  Decrease in other liabilities                                               (40,692)      (151,708)
                                                                          --------------------------
  Net cash provided by operating activities                                 1,635,389        273,413
                                                                          --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of securities available for sale                              (21,778,663)   (20,241,024)
  Maturities of interest bearing time deposits                                    -0-        106,688
  Maturities of securities available for sale                              10,084,259      9,053,434
  Sales of securities available for sale                                    1,741,964        514,416
  Proceeds from sale of other real estate owned                               599,990         62,764
  Proceeds from maturities of investment securities                         6,475,534      5,096,059
  Purchases of investment securities                                       (5,176,058)    (7,150,038)
  Net increase in loans                                                   (10,925,961)    (1,435,675)
  Capital expenditures                                                       (673,617)       (82,542)
  Proceeds from sale of fixed assets                                              -0-          2,700
  Purchases of Federal Home Loan Bank Stock                                  (113,500)        (9,300)
  Recoveries of previously charged-off loans                                   40,792         16,633
                                                                          --------------------------
  Net cash used in investing activities                                   (19,725,260)   (14,065,885)
                                                                          --------------------------



                    SLADE'S FERRY BANCORP AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                          Six Months Ended June 30
                          ------------------------
                                 (Unaudited)
                                 (Continued)

                                                                       1999           1998
                                                                   --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of stock                                  $   318,686    $   323,709
  Net increase (decrease) in demand deposits, NOW, money market
   and savings accounts                                             (2,051,185)     1,641,404
  Net increase in time deposits                                      3,363,412      8,406,159
  Net increase in short-term borrowing                               1,178,173         58,275
  Dividends paid                                                      (484,968)      (349,462)
  Advances (payments) on Federal Home Loan Bank                        (47,766)     1,321,600
  Increase (decrease) in notes payable                                 (48,660)       (48,659)
                                                                   --------------------------
  Net cash provided by financing activities                          2,227,692     11,353,026
                                                                   --------------------------
  Net decrease in cash and cash equivalents                        (15,862,179)    (2,439,446)
  Cash and cash equivalents at beginning of period                  30,186,520     20,323,501
                                                                   --------------------------
  Cash and cash equivalents at end of period                       $14,324,341    $17,884,055
                                                                   ==========================

SUPPLEMENTAL DISCLOSURES:
  Loans originating from sales of Other Real Estate Owned          $   237,000    $    60,800
  Interest paid$                                                     5,382,776    $ 5,324,385
  Income taxes paid                                                $ 1,126,149    $   953,452
  Loans transferred to Other Real Estate Owned                     $   218,045    $   248,095



      SLADE'S FERRY BANCORP AND SUBSIDIARY, SLADE'S FERRY TRUST COMPANY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                June 30, 1999

Note A - Basis of Presentation
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of Slade's Ferry Bancorp, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

Note B - Accounting Policies
----------------------------

The accounting principles followed by Slade's Ferry Bancorp and subsidiary and the methods of applying these principles which materially affect the determination of financial position, results of operations, or changes in financial position are consistent with those used at year end 1998.

The consolidated financial statements of Slade's Ferry Bancorp include its wholly-owned subsidiary, Slade's Ferry Trust Company, and its subsidiaries, the Slade's Ferry Realty Trust, and the Slade's Ferry Securities Corporation. All significant intercompany balances have been eliminated.


ITEM 2

Management's Discussion and Analysis
------------------------------------

Financial Condition
-------------------

Assets at June 30, 1999 increased to $343.5 Million from $340.4 Million reported at December 31, 1998. The most noted variances in the asset components occurred in net loans, which increased by $10.4 Million, and the Securities Available for Sale category, which increased $8.4 Million. The Bank has also set aside an additional $2.0 Million as short term investments maturing in the mid November early December 1999 time frame to provide additional liquidity, if needed, for the Y2K (year 2000) event. Funding for the increase in loans and expansion of the investment portfolio was provided from excess daily liquidity that was temporarily invested in the Federal Funds category.

Management attributes loan growth to a favorable economy and an active business development program. New loans that were recorded during the last six months were predominately in the commercial sector, represented by multi-type business and collateralized by various types of real estate located in the southeastern area of Massachusetts and in the abutting state of Rhode Island.

Deposits increased slightly by $1.3 Million at June 30, 1999 to $305.1 Million when compared to $303.8 Million reported at year end 1998. Deposit levels remained relatively flat with the exception of additional deposits being generated by the new branches opened in early 1999. The Bank continues to pay competitive interest rates on certificate of deposit accounts to attract new deposits in order to meet the increasing loan demand. However, if necessary, investments in the Available for Sale category may be used to help fund new loans. The Bank also has the ability to borrow from other entities such as the Federal Home Loan Bank.

At June 30, 1999, securities classified as Available for Sale had net unrealized losses of $841,348 as a result of current market conditions and the recent increase in the prime rate. Besides the utilization of the sale of these securities to meet loan demand, they may also be sold from time to time to improve interest rate risk by reinvesting the proceeds from their sales into higher yielding investments. Management, through the Asset-Liability Committee (ALCO), constantly manages interest rate risk to minimize any exposure to rising or decreasing interest rates. Despite current market conditions, investment securities, when held to maturity, will mature at par value.

Investment Securities are securities that the Company will hold to maturity and are carried at amortized cost on the balance sheet, and are summarized as follows as of June 30, 1999.

                                                                             Gross
                                                             Gross        Unrealized
                                            Amortized      Unrealized       Holding
(Dollars in Thousands)                     Cost Basis    Holding Gains      Losses      Fair Value
--------------------------------------------------------------------------------------------------

Debt securities issued by the U. S.
 Treasury and other U. S.
 Government corporations and
 agencies                                    $ 7,553          $24            $ 11         $ 7,566

Debt securities issued by states of the
 United States and political
 subdivisions of the states                   12,024           52              94          11,982

Mortgage-backed securities                        87           -0-             -0-             87

Other debt securities                             -0-          -0-             -0-             -0-
--------------------------------------------------------------------------------------------------

                                             $19,664          $76            $105         $19,635
==================================================================================================


Investments in Available for Sale securities are carried at fair value on the balance sheet and are summarized as follows as of June 30, 1999.

                                                                         Gross
                                                         Gross        Unrealized
                                        Amortized      Unrealized       Holding
(Dollars in Thousands)                 Cost Basis    Holding Gains      Losses      Fair Value
----------------------------------------------------------------------------------------------

Debt securities issued by the U. S.
 Treasury and other U. S.
 Government corporations and
 Agencies                                $45,243          $ 1           $  926        $44,318

Corporate Bonds                              522          -0-               15            507
Marketable Equities                        3,924            6               26          3,904
Mortgage-backed securities                18,344            3              442         17,905
Asset-backed securities                      -0-          -0-              -0-            -0-
---------------------------------------------------------------------------------------------

                                         $68,033          $10           $1,409        $66,634
=============================================================================================



Decrease to Stockholders' Equity:
(In Whole Dollars)
  Unrealized loss on Available for Sale securities        $1,398,633
  Less tax effect                                            557,285
                                                          ----------

  Net unrealized loss on Available for Sale securities    $  841,348
                                                          ==========



          INFORMATION WITH RESPECT TO NONACCRUAL AND PAST DUE LOANS AT JUNE 30, 1999 AND 1998 AND DECEMBER 31, 1998 AND 1997

                                                     At June 30            At December 31
                                                 ------------------      ------------------
(Dollars in Thousands)                            1999        1998        1998        1997
-------------------------------------------------------------------------------------------

Nonaccrual Loans                                 $2,647      $4,047      $3,331      $4,597
Loans 90 days or more past due and still
 Accruing                                           560         705         317         147
Real estate acquired by foreclosure
 or substantively repossessed                       559         340       1,026         159
Percentage of nonaccrual loans to total loans      1.16%       1.89%       1.53%       2.15%
Percentage of nonaccrual loans and real estate
 acquired by foreclosure or substantively
 epossessed to total assets                         .93%       1.39%       1.54%       2.00%
Percentage of allowance for possible loan
 losses to nonaccrual loans                      146.11%      85.05%     107.15%      80.36%


The $2.6 Million in nonaccrual loans consists of $2.2 Million of real estate mortgages and $.4 Million attributed to commercial loans. Of the total nonaccrual loans outstanding, there are no loans restructured at June 30, 1999.

The Company's nonperforming assets which consists of nonaccrual loans, loans 90 days or more past due and still accruing, and real estate acquired by foreclosure or substantively repossessed, decreased to $3.8 Million at June 30, 1999 from $4.7 Million reported on December 31, 1998. Nonaccrual loans, which is the largest component of nonperforming assets, were down by $684,000 compared to year end 1998. The decrease was a combination of loans totaling $316,000 that became nonaccrual during the last six months offset by $612,000 of payments on previously classified nonaccrual loans, $190,000 of loans brought back on accrual, $1,000 of loans charged off, and $197,000 of loans transferred to Other Real Estate Owned. Loans past due 90 days or more but still accruing increased by $243,000 during this six month period. These loans are residential real estate mortgages with substantial values collateralizing each loan.

Real estate acquired through foreclosure or substantively repossessed decreased to $599,095 from $1,026,095 reported at December 31, 1998, and consists of three parcels of real estate with appraised values totaling $670,000. The Company is in the process of finalizing sales on several of these properties and currently has one purchase and sales agreement with a closing planned for late August 1999.

The percentage of nonaccrual loans to total loans decreased from 1.53% reported at year end 1998 to 1.16% at June 30, 1999 primarily due to the combinations of an increase in total loans and a decrease in the nonaccrual category.


        INFORMATION WITH RESPECT TO NONACCRUAL AND RESTRUCTURED LOANS
          AT JUNE 30, 1999 AND 1998 AND DECEMBER 31, 1998 AND 1997

                                                      At June 30            At December 31
                                                  ------------------      ------------------
(Dollars in Thousands)                             1999        1998        1998        1997
--------------------------------------------------------------------------------------------

Nonaccrual Loans                                  $2,647      $4,047      $3,331      $4,597

Interest income that would have been recorded
 under original terms                             $  115      $  176      $  318      $  394

Interest income recorded during the period        $    5      $   13      $   37      $   58


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

Included in the $2,646,914 in nonaccrual loans are $2,537,396 which the Company has determined to be impaired, for which $187,486 have a related allowance for credit losses of $109,089 and $2,349,910 have no related allowance for credit losses. Management is not aware of any other loans that pose a potential credit risk or where the loans are current but the borrowers are experiencing financial difficulty.

There were no other loans classified for regulatory purposes at June 30, 1999 that management reasonably expects will materially impact future operating results, liquidity or capital resources.

                  ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                             Six Months             Years Ended
                                             At June 30            At December 31
                                         ------------------      ------------------
(Dollars in Thousands)                    1999        1998        1998        1997
-----------------------------------------------------------------------------------

Balance at January 1                     $3,569      $3,694      $3,694      $3,354
-----------------------------------------------------------------------------------

Charge-offs:
  Commercial                                (36)       (549)        ---         (40)
  Real estate - construction                ---         ---         ---         ---
  Real estate - mortgage                    ---         ---        (716)       (147)
  Installment/consumer                       (7)        (20)        (76)        (68)
-----------------------------------------------------------------------------------
                                            (43)       (569)       (792)       (255)
-----------------------------------------------------------------------------------

Recoveries:
  Commercial                                  7           4           8          41
  Real estate - construction                ---         ---         ---         ---
  Real estate - mortgage                     23           2          43          16
  Installment/consumer                       11          11          16          38
-----------------------------------------------------------------------------------
                                             41          17          67          95
-----------------------------------------------------------------------------------

Net Charge-offs                              (2)       (552)       (725)       (160)
-----------------------------------------------------------------------------------

Additions charged to operations             300         300         600         500
-----------------------------------------------------------------------------------

Balance at end of period                 $3,867      $3,442      $3,569      $3,694
===================================================================================

Ratio of net charge-offs to
 average loans outstanding                0.001%      0.259%      0.340%      0.080%


The Allowance for Loan Losses at June 30, 1999 was $3,867,496, compared to $3,569,282 at year end 1998. The Allowance for Loan Losses as a percentage of outstanding loans increased by 0.05% during the six month period to 1.69% from 1.64% reported at year end 1998.

The Bank provided $600,000 in 1998, $500,000 in 1997, and $300,000 as of June
30, 1999 to the Allowance for Loan Losses. Loans charged off were $792,000 in 1998, $255,000 in 1997, and $43,000 as of June 30, 1999. Recoveries on loans previously charged off were $67,000 in 1998, $95,000 in 1997 and $41,000 as of June 30, 1999. Management believes that the Allowance for Loan Losses of $3,867,496 is adequate to absorb any losses in the foreseeable future, recognizing the credit risk and the dependency on economic conditions associated with commercial loans, and the overall growth of the loan portfolio.

The level of the Allowance for Loan Losses is evaluated by management and encompasses several factors, which include but are not limited to, recent trends in the nonperforming loans, the adequacy of the assets which collateralize the nonperforming loans, current economic conditions in the market area, and various other external and internal factors.

This table shows an allocation of the allowance for loan losses as of the end of each of the periods indicated.

                                      June 30, 1999           December 31, 1998         December 31, 1997
                                 -----------------------    ----------------------    ----------------------
                                              Percent of                Percent of                Percent of
                                               Loans in                  Loans in                  Loans in
                                                 Each                      Each                      Each
                                               Category                  Category                  Category
                                               to Total                  to Total                  to Total
                                  Amount        Loans       Amount        Loans       Amount        Loans
------------------------------------------------------------------------------------------------------------
                                                            (Dollars in Thousands)

Domestic:
  Commercial                     $1,541(1)      21.51%     $1,249(1)      20.06%     $  984(1)      17.14%
  Real estate - Construction         57          3.44          27          1.73          44          3.12
  Real estate - mortgage          1,942(2)      71.55       1,964(2)      75.21       2,311(2)      76.50
  Consumer(3)                       327(4)       3.50         329(4)       3.00         355(4)       3.24
---------------------------------------------------------------------------------------------------------
                                 $3,867        100.00%     $3,569        100.00%     $3,694        100.00%

-------------------
<F1>  Includes amounts specifically reserved for impaired loans of $264,892 as of June 30, 1999, $128,207 as of December 31, 1998 and $42,937 as of
      December 31, 1997 as required by Financial Accounting Standard No. 114,
      Accounting for Impairment of Loans.
<F2>  Includes amounts specifically reserved for impaired loans of $153,919 as of June 30, 1999, $187,554 as of December 31, 1998 and $566,220 as of
      December 31, 1997 as required by Financial Accounting Standard No. 114,
      Accounting for Impairment of Loans.
<F3>  Includes consumer, obligations of states and political subdivisions and other.
<F4>  Includes amounts specifically reserved for impaired loans of $5,087 as of June 30, 1999, $9,126 as of December 31, 1998, and $14,413 as of
      December 31, 1997, as required by Financial Accounting Standard No. 114,
      Accounting for Impairment of Loans.


The loan portfolio's largest segment of loans is commercial real estate loans, which represent 55.4% of gross loans. Residential real estate represents 16.1% of gross loans. The Company requires a loan to value ratio of 80% in both commercial and residential mortgages. These mortgages are secured by real properties which have a readily ascertainable appraised value.

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

Commercial loans consist of loans predominantly collateralized by inventory, furniture and fixtures, and accounts receivable. In assessing the collateral for this type of loan, management applies a 40% liquidation value to inventories, 25% to furniture, fixtures and equipment; and 60% to accounts receivable. Commercial loans represent 21.5% of the loan portfolio.

Consumer loans are generally unsecured credits and represent 3.5% of the total loan portfolio. These loans have a higher degree of risk then residential mortgage loans. The underlying collateral of a secured consumer loan tends to depreciate in value. Consumer loans are typically made based on the borrower's ability to repay the loan through continued financial stability. The Company endeavors to minimize risk by reviewing the borrower's repayment history on past debts, and assessing the borrower's ability to meet existing obligations on the proposed loans.

The allocation of the Allowance for Loan Losses is based on management's judgement of potential losses in the respective portfolios. While management has allocated reserves to various portfolio segments, the Allowance is general in nature and is available for the portfolio in its entirety.

Results of Operations
---------------------

Net interest and dividend income for six months ending June 30, 1999 increased by $349,088 to $6,965,314 compared to $6,616,226 recorded during the same period in 1998. Total interest and dividend income was up by $410,737 due to a larger loan and investment base. This was offset by an increase in interest expense of $61,649 which was created by higher deposit levels held during these last six months, despite the lower rates paid on deposit accounts than in the same six month period in the prior year.

The Provision for Loan Losses is a charge against earnings and funds the Allowance for Loan Losses. The Bank's provision during the six month period ending June 30, 1999 was $300,000, the same amount recorded during the first six months of 1998.

Total Other Income increased by $345,384 to $1,130,485 for the first six months of 1999 when compared to $785,101 reported during the same period in 1998. Service charges on deposit accounts reflects an increase of $14,289 due to a larger customer base being serviced. The growth of the customer base is primarily attributed to the two new branches that were opened in early 1999. Gains realized on sale of securities totaled $492,189 compared to $184,469 realized in the same period in the prior year. Management sold certain selected corporate equities due to favorable market conditions. Corporate equities generally have a greater risk as they are subject to rapid market fluctuations. These securities are constantly monitored and evaluated to determine their suitability for sale or retention in the portfolio.
Management

minimizes its risk by limiting the total amount invested into marketable equity securities to 5% of the total investment portfolio.

Other Income was up by $23,375 mainly as a result of a net increase in checkbook fees derived by the Bank printing customers' checks internally rather than outsourcing to check printing vendors. This new service took effect in early 1999.

Total Other Expense for the first six months in 1999 was up by $448,418 to $4,886,785 when compared to $4,438,367 recorded during the same period in 1998. Salaries and employee benefits which is the largest component of Other Expense, had a total increase of $91,777 of which $220,169 is attributed to salaries and various benefits including contributions to a new Profit Sharing Plan established in 1998. Offsetting this increase is a FASB 87 adjustment of $121,304 associated with the employee Defined Benefit Retirement Plan that became suspended as of December 31, 1998. Occupancy and equipment expense combined were up by $44,822 primarily due to depreciation of the two new branch facilities opened in early 1999.

A loss of $28,030 was realized on the sale of properties previously acquired through foreclosure during the first six months compared to a loss of $4,236 recorded in the same period of the prior year.

Also, as of June 30, 1999, the expense associated with the writedown of other real estate owned (OREO) to reflect the current values of the properties totaled $57,024. During the same period in the prior year, there were no writedowns on OREO properties.

The following table sets forth the components of the line item Other Expense. This table reflects an increase of $190,371 to $766,652 from $576,281 for the three month period ending June 30, 1999, and an increase of $231,001 to $1,374,845 from $1,143,844 for the six month period ending June 30, 1999.

                                            Second Quarter                    Six Months
                                       --------------------------    ------------------------------
Dollars in Thousands                   1999      1998    Variance     1999        1998     Variance
---------------------------------------------------------------------------------------------------

Amortization of Goodwill               $ 57      $ 57         0      $  113      $  113         0
Advertising & Public Relations          130       100        30         248         199        49
Stationery & Supplies                    88        62        26         157         116        41
Communications                           80        66        14         166         151        15
Professional fees & Other Services       49        73       (24)         96         137       (41)
Other Miscellaneous Expenses            363       218       145         595         428       167
-------------------------------------------------------------------------------------------------
Other Expense                          $767      $576      $191      $1,375      $1,144      $231
=================================================================================================


The increases in Advertising and Public Relations and Stationery and Supplies were primarily due to the promoting and supplying of the two new branch facilities. Communications increased primarily due to increases in general postage and telephone usage at the new facilities along with the installation of a new telephone system at the main office. Professional Fees decreased as a result of reduced collection and repossession expense and reduced legal activity. Miscellaneous Expense increased due to expenditures associated with the acquisition and maintenance of OREO property, and an increase in Directors Fees for meetings attended.

Income, before income taxes, totaled $2,909,014 at June 30, 1999, up by $246,054 when compared to $2,662,960 reported on June 30, 1998. Applicable taxes increased by $60,746 to $1,114,299 when compared to $1,053,553 reported in the prior year.

Net income of $1,794,715 reflects an increase of 11.51% when compared to earnings of $1,609,407 reported at June 30, 1998. Diluted earnings per share were $0.52 for six months ending June 30, 1999 compared to $0.48 for the same period in 1998.

The results of operation for the second quarter in 1999 indicates that the net interest income was up by $229,687 to $3,599,463 from $3,369,766 earned during the same period in the previous year. This is a result of the steady growth in the loan portfolio and the maintenance of interest expense on deposit accounts. The Provision for Loan Losses remained the same as incurred during the second quarter in 1998. Total Other Income increased by $89,364 of which $5,517 is associated with service charges due to increased number of customers being serviced, $72,434 is capital gains recognized on sale of corporate equities, and $9,400 due to the check printing process as aforementioned.

Total Other Expense increased by $243,777. Salaries and employee benefits decreased by $37,429 which includes increases in salaries and benefits of $83,875 offset by the FASB 87 adjustment of $121,304 to the Defined Benefit Retirement Plan as mentioned above. Occupancy and equipment expense combined increased by $26,146 predominately attributed to the depreciation of the two new branch facilities opened in early 1999. In the second quarter a loss of $7,665 was incurred on sale of other real estate owned and $57,024 is attributed to the writedown of other real estate owned. During the same period in the previous year, the Bank did not incur any expense associated with the writedown or sale of other real estate owned.

Variances in Advertising and Public Relations and Stationery and Supplies during the second quarter compared to the same period in the previous year were associated with the promotion, advertising and supplying of the new branches. Communications was up by $14,000 due to increased postage and additional cost of telephone lines and usage.

Professional fees indicates a decrease of $24,000 due to a decrease in legal fees and collection and repossession costs. Other miscellaneous expense increased by $145,000 of which $107,000 is associated with acquisition and maintenance of OREO properties and $38,000 related to increased committee fees and ACH and ATM fees.

Income before taxes for the second quarter in 1999 was up by $75,274 to $1,501,033 from $1,425,759 reported for the same period in the prior year. Applicable taxes increased by $17,060 to $578,760 when compared to $561,700 reported in the second quarter in 1998.

The net income for the three month period ending June 30, 1999 was $922,273, or an increase of 6.74%, when compared to $864,059 earned in the second quarter in 1998. Diluted earnings per share were $0.27 compared to $0.25 per share for the same period in 1998.

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

The total cost of the Year 2000 project is estimated to be approximately $40,000 to $50,000. These costs are not expected to be material to the Company's operations, liquidity or financial condition. These estimated costs are based upon management's best estimates which have been derived from numerous assumptions of future events which include the availability of certain resources, third party modification plans, and other factors.
However, there is no guarantee that these estimates will hold true, and actual results could differ from those anticipated. To date, the company has incurred Year 2000 related expenses totaling $21,750 with all phases of the testing schedule completed. It is anticipated that any further cost pertaining to Year 2000 will be immaterial.

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

The Company is presently conducting a study to determine the amount of excess liquidity that may be required to meet unusual cash requirements for the year 2000 event. Management recognizes the possibility of depositors withdrawing excess cash and is preparing for this event accordingly.

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

The Company also has the ability to borrow funds for liquidity purposes from correspondent banks, the Federal Home Loan Bank, as well as the Federal Reserve Bank of Boston by pledging various investment securities as collateral. The Company did not have the need to borrow for liquidity purposes in 1998. During the first six months of 1999, the Company borrowed for three days an average of $2.3 Million. Tax payments made by our customers which are owed to the Federal Reserve Bank Treasury Tax and Loan account are classified as Short Term borrowings. The Notes Payable represents a note due Fleet Bank. The note is attributable to Fairbank, Inc. and was assumed at the time of the merger. It has a final maturity in November, 1999. Due to the applicable prepayment fees, it is advantageous for the Bank to continue with the applicable terms of the note. There is also a $4,427,688 borrowing from the Federal Home Loan Bank representing the match funding program that is available to qualified borrowers.

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

At June 30, 1999, the Bank's liquidity ratio stood at 29.5% as compared to 32.8% at December 31, 1998. The liquidity ratio is determined by dividing the Bank's short term assets (cash and due from banks, interest bearing deposits due from other banks, securities, and federal funds sold) by the Bank's total deposits. Management believes the Bank's liquidity to be adequate to meet the current and presently foreseeable needs of the Bank.

The comparison of cash flows for the six months ending June 30, 1999 and 1998 shows an increase in the net cash provided by operating activities of $1.4 Million. This is largely attributable to the decrease in other assets which includes $1.6 Million of single premium life insurance policies purchased in 1998, which provided each member of the Board of Directors with a supplemental life insurance benefit.

Cash flows from investing activities show a net increase in cash used in investing activities of $5.7 Million when compared to 1998. Purchases of securities decreased by $0.4 Million offset by an increase in maturities and sales of securities of $3.6 Million when compared to the same six months in 1998.The remaining $9.5 Million is attributable to the increase in cash used in loan activity.

Cash provided by financing activities decreased $9.1 Million during the first six months of 1999 when compared to the same period in 1998. The change in cash provided by time deposits represented $5.0 Million of the decrease.
There were also decreases in cash provided by demand, NOW, money market and savings accounts of $4.0 Million, and advances from the Federal Home Loan Bank of $1.4 Million. This was offset by an increase in short term borrowings of $1.1 Million.

Capital
-------

As of June 30, 1999, the Company had total capital of $30,129,526. This represents an increase of $422,141 from $29,707,385 reported on December 31, 1998. The increase in capital was a combination of several factors.
Additions consisted of six months earnings of $1,794,715 and transactions originating through the Dividend Reinvestment Program whereby 7,644.214 shares were issued for cash contributions of $102,792 and 15,437.156 shares were issued for $215,894 in lieu of cash dividend payments. These additions were offset by dividends paid of $484,968.

Also, affecting capital is accumulated other comprehensive income (loss) which reflects net unrealized gains or losses, net of taxes, on securities classified as Available-for-Sale and the minimum pension liability adjustment. On December 31, 1998 the Available-for-Sale portfolio had unrealized gains, net of taxes, of $364,944, and on June 30, 1999, as a result of current market values, the portfolio reflects unrealized losses, net of taxes, of $841,348. There was no change in the minimum pension liability adjustment of $80,885, net of taxes, recorded December 31, 1998.

Under the requirements for Risk Based and Leverage Capital of the federal banking agencies, a minimum level of capital will vary among banks based on safety and soundness of operations. Risk Based Capital ratios are calculated with reference to risk-weighted assets, which include both on and off balance sheet exposure.

At June 30, 1999 the actual Risk Based Capital of the Bank was $25,368,000 for Tier 1 Capital, exceeding the minimum requirements of $9,767,120 by $15,600,880. Total Capital of $28,430,000 exceeded the minimum requirements of $19,534,240 by $8,895,760 and Leverage Capital of $25,368,000 exceeded the
minimum requirements of $13,663,040 by $11,704,960.   In addition to the
"minimum" capital requirements, "well capitalized" standards have also been established by the Federal Banking Regulators.

The table below illustrates the capital ratios of the Company and the Bank on June 30, 1999 and at December 31, 1998.

                                              Well        June 30, 1999       December 31, 1998
                                          Capitalized   ------------------    ------------------
                                          Requirement   Bancorp      Bank     Bancorp      Bank
------------------------------------------------------------------------------------------------

Total Capital (to Risk Weighted Assets)        10%       12.79%     11.64%     12.80%     11.69%
------------------------------------------------------------------------------------------------

Tier I Capital (to Risk Weighted Assets)        6%       11.54%     10.39%     11.47%     10.36%
------------------------------------------------------------------------------------------------

Leverage Capital (to Average Assets)            5%        8.22%      7.43%      8.12%      7.38%
------------------------------------------------------------------------------------------------


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

                                Estimated Exposure as a Percentage
       Rate Change                    of Net Interest Income
      (Basis Points)                      June 30, 1999
      ------------------------------------------------------------

           +200                               (1.09%)
           -200                               (1.00%)


The model used to monitor earnings-at-risk provides management a measurement tool to assess the effect of changes in interest rates on the Company's current and future earnings. The 10% limit established by the Company provides an internal tolerance level to control interest rate risk exposure.


                                   PART II
                              OTHER INFORMATION

ITEM 1

Legal Proceedings
-----------------

The civil suit brought in Plymouth Superior Court by a former employee of the acquired National Bank of Fairhaven was adjudicated during the period June 22 through June 29, 1999. Although no judgement has yet been entered, the jury awarded in favor of the plaintiff $145,432 plus interest, costs and attorney's fees in an amount that is yet to be determined. The Company is considering filing a motion to overturn the jury decision and if necessary, will consider filing an appeal. At present, the Company has not made any payment nor accrued any liability.

ITEM 4

Proposal One - Election of Clerk/Secretary
------------------------------------------

The following individual was reelected by the stockholders to serve as Clerk/Secretary until the next annual meeting of the stockholders, and until his successor is elected and qualified.

                                                     VOTES
                                           --------------------------
               Nominee                        For             Against
      ---------------------------------------------------------------

      Attorney Peter G. Collias            2,547,049          10,780


Proposal Two - Election of Class One Directors
----------------------------------------------

The following five individuals were re-elected to serve as directors of the Company until the 2002 Annual Meeting of stockholders, and until their successors are elected or qualified.

                                                     VOTES
                                           --------------------------
               Nominee                        For             Against
      ---------------------------------------------------------------

      Donald T. Corrigan                   2,529,346          23,433
      Lawrence J. Oliveira DDS             2,517,692          35,086
      Peter Paskowski                      2,520,190          32,588
      Kenneth R. Rezendes Sr.              2,538,104          14,675
      Charles Veloza                       2,538,104          14,675


The following additional directors continued their terms in office after the meeting.

Thomas B. Almy                          William A. MacLean Jr.
James D. Carey                          Francis A. Macomber
Peter G. Collias                        Majed Mouded MD
Melvyn A. Holland                       William J. Sullivan
Shaun O'Hearn Sr.                       David F. Westgate

At the same meeting, the stockholders also approved amendments to the 1996 Stock Option Plan (i) eliminating the three (3) year waiting period prior to issuance of stock options to new directors, (ii) eliminating provisions on vesting and repurchase by the Corporation under the Automatic Grant Program; and (iii) eliminating the provision requiring a retiring director to exercise any outstanding options within six months or lose them.
The vote on this matter was 2,488,536 For and 67,981 Against

ITEM 6

Exhibits and Reports on Form 8-K

(a)  Exhibits:  See exhibit index

(b)  Reports on Form 8-K:     None


                                EXHIBIT INDEX


Exhibit No.    Description                        Page
-----------    -----------                        ----


10             Stock Option Plan (as amended)]

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

                                       SLADE'S FERRY BANCORP
                                       ---------------------
                                       (Registrant)

Date                                   Signature

August 9, 1999                         /s/ Kenneth R. Rezendes
                                       ----------------------------------
                                       Kenneth R. Rezendes
                                       President/CEO


August 9, 1999                         /s/ James D. Carey(Date)
                                       ----------------------------------
                                       James D. Carey
                                       Executive Vice President


August 9, 1999                         /s/ Ralph S. Borges
                                       ----------------------------------
                                       Ralph S. Borges
                                       Treasurer
                                       Chief Financial Officer
                                       Chief Accounting Officer