Form 10-Q
period 1999-09-30
SLADES FERRY BANCORP
filed 1999-11-15
CIK 857499

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                  FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended September 30, 1999
                  ------------------

Commission file number  000-23904
                        ---------

                            SLADE'S FERRY BANCORP
           (Exact name of registrant as specified in its charter)


         Massachusetts                               04-3061936
-------------------------------                ----------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                Identification Number)


        100 Slade's Ferry Avenue                       02726
----------------------------------------             ----------
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

Common stock ($.01 par value) 3,489,235.643 shares as of September 30, 1999.
---------------------------------------------------------------------------


                                   PART I

ITEM 1

Financial Statements
--------------------

                            SLADE'S FERRY BANCORP
                         CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)

                                         September 30, 1999    December 31, 1998
                                         ------------------    -----------------

ASSETS:
Cash and due from banks                     $ 15,348,249         $ 15,686,520
Federal funds sold                                   -0-           14,500,000
Investment securities(1)                      19,360,024           20,921,254
Securities available for sale(1)              62,405,670           58,199,292
Federal Home Loan Bank stock                   1,013,400              899,900
Loans (net)                                  231,878,962          213,938,277
Premises and equipment                         7,056,972            6,687,271
Other real estate owned                          559,095            1,026,095
Accrued interest receivable                    2,125,491            1,598,282
Goodwill                                       2,683,668            2,853,768
Cash surrender value of life insurance         1,625,764            1,613,517
Other assets                                   4,016,269            2,430,544
                                            ---------------------------------
      TOTAL ASSETS                          $348,073,564         $340,354,720
                                            =================================

LIABILITIES & STOCKHOLDERS' EQUITY:
Deposits                                    $304,153,815         $303,785,865
Notes payable                                    775,000              847,990
Advances from Federal Home Loan Bank           4,403,450            4,475,454
Other borrowed funds                           1,215,527               42,329
Federal funds purchased                        4,000,000                  -0-
Other liabilities                              2,763,616            1,495,697
                                            ---------------------------------
      TOTAL LIABILITIES                      317,311,408          310,647,335

STOCKHOLDERS' EQUITY:
Common stock                                      34,893               34,464
Paid in capital                               22,827,480           22,285,220
Retained earnings                              9,246,585            7,103,642
Accumulated other comprehensive income
 (loss)                                       (1,346,802)             284,059
                                            ---------------------------------
      TOTAL STOCKHOLDERS' EQUITY              30,762,156           29,707,385
                                            ---------------------------------

      TOTAL LIABILITIES &
       STOCKHOLDERS' EQUITY                 $348,073,564         $340,354,720
                                            =================================

-------------------

<F1>  Investment securities are to be held to maturity and have a fair market value of $19,178,750 as if September 30, 1999 and $21,282,941 as of
      December 31, 1998.
<F2>  Securities classified as Available for Sale are stated at fair value with any unrealized gains or losses reflected as an adjustment in Stockholders' Equity.


                CONSOLIDATED STATEMENT OF INCOME AND EXPENSE
                                 (UNAUDITED)
                        9 MONTHS ENDING SEPTEMBER 30,

                                                     1999             1998
                                                     ----             ----

INTEREST AND DIVIDEND INCOME:
Interest and fees on loans                       $15,280,331      $14,902,281
Interest and dividends on investments              3,577,587        2,850,176
Other interest                                       220,159          449,620
                                                 ----------------------------
      Total interest and dividend income          19,078,077       18,202,077
                                                 ----------------------------

INTEREST EXPENSE:
Interest on deposits                               7,719,587        7,856,863
Interest on other borrowed funds                     293,576          143,330
                                                 ----------------------------
      Total interest expense                       8,013,163        8,000,193
                                                 ----------------------------

      Net interest and dividend income            11,064,914       10,201,884
                                                 ----------------------------

PROVISION FOR LOAN LOSSES                            450,000          450,000
  Net interest and dividend income
   after provision for loan losses                10,614,914        9,751,884
                                                 ----------------------------

OTHER INCOME:
Service charges on deposit accounts                  668,775          653,250
Security gains, net                                  626,760          382,370
Other income                                         270,108          228,356
                                                 ----------------------------
      Total other income                           1,565,643        1,263,976
                                                 ----------------------------

OTHER EXPENSE:
Salaries and employee benefits                     4,199,391        4,056,344
Occupancy expense                                    607,922          515,451
Equipment expense                                    411,880          429,012
Loss (gain) on sale of other real estate owned        28,030          (33,039)
Writedown of other real estate owned                  57,024                0
Other expense                                      2,415,738        1,730,539
                                                 ----------------------------
      Total other expense                          7,719,985        6,698,307
                                                 ----------------------------
Income before income taxes                         4,460,572        4,317,553
Income taxes                                       1,553,433        1,708,504
                                                 ----------------------------

NET INCOME                                       $ 2,907,139      $ 2,609,049
                                                 ============================

Basic earnings per share                         $      0.84      $      0.77
                                                 ============================

Diluted earnings per share                       $      0.84      $      0.77
                                                 ============================

Average shares outstanding                         3,468,387        3,390,719
                                                 ============================


                CONSOLIDATED STATEMENT OF INCOME AND EXPENSE
                                 (UNAUDITED)
                        3 MONTHS ENDING SEPTEMBER 30,

                                                      1999            1998
                                                      ----            ----

INTEREST AND DIVIDEND INCOME:
Interest and fees on loans                       $ 5,508,833      $ 5,150,988
Interest and dividends on investments              1,189,095        1,004,961
Other interest                                        37,257          113,973
                                                 ----------------------------
      Total interest and dividend income           6,735,185        6,269,922
                                                 ----------------------------

INTEREST EXPENSE:
Interest on deposits                               2,530,682        2,625,112
Interest on other borrowed funds                     104,903           59,152
                                                 ----------------------------
      Total interest expense                       2,635,585        2,684,264
                                                 ----------------------------
      Net interest and dividend income             4,099,600        3,585,658
                                                 ----------------------------

PROVISION FOR LOAN LOSSES                            150,000          150,000
   Net interest and dividend income
    after provision for loan losses                3,949,600        3,435,658
                                                 ----------------------------

OTHER INCOME:
Service charges on deposit accounts                  211,969          210,733
Security gains, net                                  134,571          197,901
Other income                                          88,618           70,241
                                                 ----------------------------
      Total other income                             435,158          478,875
                                                 ----------------------------

OTHER EXPENSE:
Salaries and employee benefits                     1,453,795        1,402,525
Occupancy expense                                    201,628          170,600
Equipment expense                                    136,884          137,395
Loss (gain) on sale of other real estate owned             0          (37,275)
Other expense                                      1,040,893          586,695
                                                 ----------------------------
      Total other expense                          2,833,200        2,259,940
                                                 ----------------------------
Income before income taxes                         1,551,558        1,654,593
Income taxes                                         439,134          654,951
                                                 ----------------------------

NET INCOME                                       $ 1,112,424      $   999,642
                                                 ============================

Basic earnings per share                         $      0.32      $      0.29
                                                 ============================

Diluted earnings per share                       $      0.32      $      0.29
                                                 ============================

Average shares outstanding                         3,483,198        3,423,922
                                                 ============================


                    SLADE'S FERRY BANCORP AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                       Nine Months Ended September 30,
                                 (Unaudited)

                                                        1999              1998
                                                        ----              ----

Reconciliation of net income to net cash used in operating activities:

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $  2,907,139      $  2,609,049
Adjustments to reconcile net income to net
 cash used in operating activities:
  Accretion, net of amortization of fair
   market value adjustments                               (6,539)           (6,538)
  Amortization of goodwill                               170,100           170,100
  Gain on sale of fixed assets                               -0-            (2,700)
  Depreciation and amortization                          509,471           494,619
  Securities available for sale gains, net              (626,760)         (382,370)
  Provision for loan losses                              450,000           450,000
  Decrease in taxes payable                              296,356           227,314
  (Increase) decrease in interest receivable            (527,209)         (145,205)
  Decrease in interest payable                            (3,047)          (15,291)
  Increase in accrued expenses                           874,982           433,749
  Increase in prepaid expenses                           147,284            55,581
  Accretion of securities, net of amortization           (64,482)         (102,092)
  Accretion of securities available for sale,
   net of amortization                                    50,707            20,557
  Loss (gain) on sale of other real estate owned          28,030           (33,039)
  Writedown of other real estate owned                    57,024                 0
  Change in unearned income                             (113,900)           68,822
  Increase in other assets                            (1,010,558)       (2,137,818)
  Increase in other liabilities                          393,973            57,835
                                                    ------------------------------
      Net cash provided by operating activities     $  3,532,571      $  1,762,573
                                                    ------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of securities available for sale         (22,903,858)      (27,365,464)
  Maturities of securities available for sale         11,059,943        16,812,650
  Sales of securities available for sale               5,551,676         1,046,930
  Proceeds from sales of other real estate owned         599,990           192,412
  Proceeds from maturities of investment
   securities                                          7,057,804         7,572,094
  Purchases of investment securities                  (5,432,093)      (10,216,931)
  Net increase in loans                              (18,532,203)       (3,111,071)
  Capital expenditures                                  (879,172)       (1,156,443)
  Proceeds from sale of fixed assets                         -0-             2,700
  Purchases of Federal Home Loan Bank Stock             (113,500)           (9,300)
  Recoveries of previously charged-off loans              45,924            62,588
  Maturities of interest bearing time deposits               -0-           106,688
                                                    ------------------------------
      Net cash used in investing activities         $(23,545,489)     $(16,063,147)
                                                    ------------------------------


                    SLADE'S FERRY BANCORP AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                       Nine Months Ended September 30
                                 (Unaudited)
                                 (Continued)

                                                           1999              1998
                                                           ----              ----

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of stock                      $    542,689      $    469,594
  Net increase in demand deposits, NOW, money
   market and savings accounts                              396,249         1,281,154
  Net increase (decrease) in time deposits                  (28,299)       13,523,013
  Net increase (decrease) in short-term borrowing         1,173,198          (884,034)
  Increase in federal funds purchased                     4,000,000                 0
  Dividends paid                                           (764,196)         (554,919)
  Advances (payments) on Federal Home Loan Bank             (72,004)        1,311,394
  Increase (decrease) in notes payable                      (72,990)        1,238,406
                                                       ------------------------------
  Net cash provided by financing activities               5,174,647      $ 15,073,214
                                                       ------------------------------
  Net decrease in cash and cash equivalents             (14,838,271)          772,640
  Cash and cash equivalents at beginning of period       30,186,520        20,323,501
                                                       ------------------------------
  Cash and cash equivalents at end of period           $ 15,348,249      $ 21,096,141
                                                       ==============================

SUPPLEMENTAL DISCLOSURES:
Loans originating from sales of Other Real
 Estate Owned                                          $    237,000      $     60,800
Interest paid                                          $  8,016,210      $  8,015,484
Income taxes paid                                      $  1,257,077      $  1,481,190
Loans transferred to Other Real Estate Owned           $    218,045      $    582,064


      SLADE'S FERRY BANCORP AND SUBSIDIARY, SLADE'S FERRY TRUST COMPANY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                             September 30, 1999

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of Slade's Ferry Bancorp, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

Note B - Accounting Policies

The accounting principles followed by Slade's Ferry Bancorp and subsidiary and the methods of applying these principles which materially affect the determination of financial position, results of operations, or changes in financial position are consistent with those used at year end 1998.

The consolidated financial statements of Slade's Ferry Bancorp include its wholly-owned subsidiary, Slade's Ferry Trust Company, and its subsidiaries, Slade's Ferry Realty Trust, Slade's Ferry Securities Corporation, Slade's Ferry Loan Company, and Slade's Ferry Preferred Capital Corporation. All significant intercompany balances have been eliminated.


ITEM 2

Management's Discussion and Analysis

Financial Condition

Assets at September 30, 1999 increased by $7.7 Million to $348.1 Million from $340.4 Million reported at December 31, 1998. Net loans increased by $17.9 Million during the last nine months. Funding for the new loans came primarily from $14.5 Million of excess funds that were categorized as Federal Funds Sold at year end 1998, and proceeds from maturities and sales of various investment securities. The Bank also utilized its borrowing ability with the Federal Home Loan Bank throughout the third quarter on an as needed basis which resulted in eleven borrowing days for an average borrowing of $4,955,000 per day. Daily liquidity needs on September 30, 1999 resulted in $4,000,000 of Federal Funds Purchased.

Management attributes loan growth to a favorable economy and an active business development program. New loans that were recorded during the year were mostly in the commercial sector, represented by multi-type business and collateralized by various types of real estate located in the southeastern area of Massachusetts and in the abutting state of Rhode Island.

Deposit levels at September 30, 1999 increased slightly to $304.2 Million from $303.8 Million at December 31, 1998 despite the new account activity being generated at the two branches opened in early 1999. In mid September 1999, interest rates on various certificate of deposit products were increased to attract new deposits as well as retain existing accounts.

At September 30, 1999, securities classified as Available for Sale had net unrealized losses of $1,265,917 as a result of current market conditions and the recent increase in the prime rate. Besides the utilization of proceeds obtained through the sale of these securities to meet loan demand, securities may also be sold from time to time to improve interest rate risk by reinvesting the proceeds from their sales into higher yielding investments. Management, through the Asset-Liability Committee (ALCO), constantly manages interest rate risk to minimize any exposure to rising or decreasing interest rates. Despite current market conditions, investment securities, when held to maturity, will mature at par value.

Investment Securities are securities that the Company will hold to maturity and are carried at amortized cost on the balance sheet, and are summarized as follows as of September 30, 1999.

                                                           Gross        Gross
                                                        Unrealized    Unrealized
                                          Amortized       Holding       Holding
(Dollars in Thousands)                    Cost Basis       Gains        Losses      Fair Value
----------------------                    ----------    ----------    ----------    ----------

Debt securities issued by the U. S.
 Treasury and other U. S. Government
 corporations and Agencies                  $ 7,838        $ 19         $ 14         $ 7,843
Debt securities issued by states of
 the United States and political
 subdivisions of the states                  11,442          17          204          11,255
Mortgage-backed securities                       79           1          -0-              80
Other debt securities                             1         -0-          -0-               1
                                            ------------------------------------------------
                                            $19,360        $ 37         $218         $19,179
                                            ================================================

Investments in Available for Sale securities are carried at fair value on the balance sheet and are summarized as follows as of September 30, 1999.

                                                           Gross        Gross
                                                        Unrealized    Unrealized
                                          Amortized       Holding       Holding
(Dollars in Thousands)                    Cost Basis       Gains        Losses      Fair Value
----------------------                    ----------    ----------    ----------    ----------

Debt securities issued by the U. S.
 Treasury and other U. S. Government
 corporations and Agencies                 $42,290         $  1        $1,379        $40,912
Corporate Bonds                                521          -0-            19            502
Marketable Equities                          3,955          138           405          3,688
Mortgage-backed securities                  17,725            3           424         17,304
Asset-backed securities                        -0-          -0-           -0-            -0-
                                          --------------------------------------------------
                                          $64,491          $142        $2,227        $62,406
                                          ==================================================

Decrease to Stockholders' Equity:
(In Whole Dollars)
  Unrealized Net Loss on Available for Sale Securities                  $2,084,793
  Less tax effect                                                          818,876
                                                                        ----------
  Net Unrealized Loss on Available for Sale Securities                  $1,265,917
                                                                        ==========

          INFORMATION WITH RESPECT TO NONACCRUAL AND PAST DUE LOANS AT SEPTEMBER 30, 1999 AND 1998 AND DECEMBER 31, 1998 AND 1997

                                                  At September 30          At December 31
-------------------------------------------------------------------------------------------
(Dollars in Thousands)                            1999        1998        1998        1997
-------------------------------------------------------------------------------------------

Nonaccrual Loans                                 $2,322      $3,717      $3,331      $4,597
Loans 90 days or more past due and still
 Accruing                                           171         421         317         147
Real estate acquired by foreclosure
 or substantively repossessed                       559         582       1,026         159
Percentage of nonaccrual loans to total loans      0.98%       1.62%       1.53%       2.15%
Percentage of nonaccrual loans and real estate
 acquired by foreclosure or substantively
 repossessed to total assets                        .83%       1.34%       1.54%       2.00%
Percentage of allowance for loan
 losses to nonaccrual loans                      172.66%      94.19%     107.15%      80.36%

The $2.3 Million in nonaccrual loans consists of $1.6 Million of real estate mortgages and $0.7 Million attributed to commercial loans. Of the total nonaccrual loans outstanding, there are no loans restructured as of September 30, 1999.

The Company's nonperforming assets which consist of nonaccrual loans, loans 90 days or more past due and still accruing, and real estate acquired by foreclosure or substantively repossessed, decreased to $3.1 Million at September 30, 1999 from $4.7 Million reported on December 31, 1998. Nonaccrual loans, which is the largest component of nonperforming assets, were down by $1.0 Million compared to year-end 1998. The decrease was a combination of loans totaling $1.3 Million that became nonaccrual during the last nine months offset by deductions totaling $2.3 Million. The deductions consisted of $.6 Million which represented payments received on previously classified loans, $.2 Million of loans transferred to Other Real Estate Owned, and $1.5 Million of loans reclassified as performing loans and brought back into the accruing status. Included in the $1.5 Million of reclassified loans is a commercial loan of $1.2 Million, which was originally structured as a construction loan to finance land development. Monthly payments on this loan were scheduled for interest only during the real estate improvement period; however, during this period interest payments became past due, and in March 1997, the loan was classified as impaired and placed in nonaccrual status. In August 1999, this loan was reinstated into the accruing status as a result of consecutive monthly payments made by the business entity, payment of all contractual past-due nonaccrued interest totaling $446,686 which has been recognized as interest income, and improvement to the value of the real estate collateralizing the loan. Upon completion of the real estate improvements, a new commercial real estate loan with a 20-year term was written. The loan is now performing contractually and has a current principal balance of $1,589,635, a real estate fair market value obtained in April 1999 of $2.5 Million, and is no longer considered impaired. Loans past due 90 days or more but still accruing decreased by $140,000 during this nine-month period. These loans are classified as accruing due to the asset value of collateral pledged in each loan.

Real estate acquired through foreclosure or substantively repossessed decreased to $599,095 from $1,026,095 reported at December 31, 1998, and consists of three parcels of real estate with appraised values totaling $670,000. The Company is in the process of finalizing sales on several of these properties and currently has one purchase and sales agreement with a closing planned by year-end.

The percentage of nonaccrual loans to total loans decreased from 1.53% reported at year end 1998 to 0.98% at September 30, 1999 primarily due to the combinations of an increase in total loans and a decrease in the nonaccrual category.

        INFORMATION WITH RESPECT TO NONACCRUAL AND RESTRUCTURED LOANS AT SEPTEMBER 30, 1999 AND 1998 AND DECEMBER 31, 1998 AND 1997

                                                  At September 30          At December 31
-------------------------------------------------------------------------------------------
(Dollars in Thousands)                            1999        1998        1998        1997
-------------------------------------------------------------------------------------------

Nonaccrual Loans                                 $2,322      $3,717      $3,331      $4,597
Interest income that would have been
 recorded under original terms                   $  126      $  267      $  318      $  394
Interest income recorded during the period       $   39      $   21      $   37      $   58

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

Loans in the nonaccrual category will remain until the possibility of collection no longer exists; the loan is paid off or becomes current. When a loan is determined to be uncollectible, it is then charged off against the Allowance for Loan Losses.

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

Included in the $2,322,200 in nonaccrual loans are $1,709,248 which the Company has determined to be impaired, for which $600,031 have a related allowance for credit losses of $353,872 and $1,109,217 have no related allowance for credit losses. Management is not aware of any other loans that pose a potential credit risk or where the loans are current but the borrowers are experiencing financial difficulty.

There were no other loans classified for regulatory purposes at September 30, 1999 that management reasonably expects will materially impact future operating results, liquidity or capital resources.

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                      Nine Months             Years Ended
                                    At September 30          At December 31
-----------------------------------------------------------------------------
(Dollars in Thousands)              1999        1998        1998        1997
-----------------------------------------------------------------------------

Balance at January 1               $3,569      $3,694      $3,694      $3,354
-----------------------------------------------------------------------------

Charge-offs:
  Commercial                          (35)        ---         ---         (40)
  Real estate - construction          ---         ---         ---         ---
  Real estate - mortgage              ---        (651)       (716)       (147)
  Installment/consumer                (20)        (54)        (76)        (68)
-----------------------------------------------------------------------------
                                      (55)       (705)       (792)       (255)
-----------------------------------------------------------------------------
Recoveries:
  Commercial                            9           6           8          41
  Real estate - construction          ---         ---         ---         ---
  Real estate - mortgage               23          42          43          16
  Installment/consumer                 14          14          16          38
-----------------------------------------------------------------------------
                                       46          62          67          95
-----------------------------------------------------------------------------
Net Charge-offs                        (9)       (643        (725)       (160)
-----------------------------------------------------------------------------
Additions charged to operations       450         450         600         500
-----------------------------------------------------------------------------
Balance at end of period           $4,010      $3,501      $3,569      $3,694
=============================================================================

Ratio of net charge-offs to
 average loans outstanding          0.004%      0.300%      0.340%      0.080%

The Allowance for Loan Losses at September 30, 1999 was $4,009,575, compared to $3,569,282 at year-end 1998. The Allowance for Loan Losses as a percentage of outstanding loans increased by 0.06% during the nine month period to 1.70% from 1.64% reported at year end 1998.

The Bank provided $600,000 in 1998, $500,000 in 1997, and $450,000 as of
September 30, 1999 to the Allowance for Loan Losses. Loans charged off were $792,000 in 1998, $255,000 in 1997, and $55,000 as of September 30,
1999. Recoveries on loans previously charged off were $67,000 in 1998, $95,000 in 1997 and $46,000 as of September 30, 1999. Management believes that the Allowance for Loan Losses of $4,009,575 is adequate to absorb any losses in the foreseeable future, recognizing the credit risk and the dependency on economic conditions associated with commercial loans, and the overall growth of the loan portfolio.

The level of the Allowance for Loan Losses is evaluated by management and encompasses several factors, which include but are not limited to, recent trends in the nonperforming loans, the adequacy of the assets which collateralized the nonperforming loans, current economic conditions in the market area, and various other external and internal factors.

This table shows an allocation of the allowance for loan losses as of the end of each of the periods indicated.

                                   September 30, 1999        December 31, 1998        December 31, 1997
---------------------------------------------------------------------------------------------------------
                                            Percent of               Percent of               Percent of
                                             Loans in                 Loans in                 Loans in
                                               Each                     Each                     Each
                                            Category to              Category to              Category to
                                  Amount    Total Loans    Amount    Total Loans    Amount    Total Loans
---------------------------------------------------------------------------------------------------------
                                                           (Dollars in Thousands)

Domestic:
  Commercial                     $1,542(1)     20.78%     $1,249(1)     20.06%     $  984(1)     17.14%
  Real estate - Construction         52         2.95          27         1.73          44         3.12
  Real estate - mortgage          2,088(2)     72.94       1,964(2)     75.21       2,311(2)     76.50
  Consumer(3)                       328(4)      3.33         329(4)      3.00         355(4)      3.24
------------------------------------------------------------------------------------------------------
                                 $4,010       100.00%     $3,569       100.00%     $3,694       100.00%
======================================================================================================

<F1>  Includes amounts specifically reserved for impaired loans of $276,466 as of September 30, 1999, $128,207 as of December 31, 1998 and $42,937 as of December 31, 1997 as required by Financial Accounting Standard No. 114, Accounting for Impairment of Loans.
<F2>  Includes amounts specifically reserved for impaired loans of $183,187 as of September 30, 1999, $187,554 as of December 31, 1998 and $566,220 as of December 31, 1997 as required by Financial Accounting Standard No. 114, Accounting for Impairment of Loans.
<F3>  Includes consumer, obligations of states and political subdivisions and other.
<F4>  Includes amounts specifically reserved for impaired loans of $34,156 as of September 30, 1999, $9,126 as of December 31, 1998, and $14,413
      as of December 31, 1997, as required by Financial Accounting Standard No. 114, Accounting for Impairment of Loans.

The loan portfolio's largest segment of loans is commercial real estate loans, which represent 57.5% of gross loans. Residential real estate represents 15.4% of gross loans. The Company requires a loan to value ratio of 80% in both commercial and residential mortgages. These mortgages are secured by real properties which have a readily ascertainable appraised value.

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

Commercial loans consist of loans predominantly collateralized by inventory, furniture and fixtures, and accounts receivable. In assessing the collateral for this type of loan, management applies a 40% liquidation value to inventories, 25% to furniture, fixtures and equipment; and 60% to accounts receivable. Commercial loans represent 20.8% of the loan portfolio.

Consumer loans are generally unsecured credits and represent 3.3% of the total loan portfolio. These loans have a higher degree of risk then residential mortgage loans. The underlying collateral of a secured consumer loan tends to depreciate in value. Consumer loans are typically made based on the borrower's ability to repay the loan through continued financial stability. The Company endeavors to minimize risk by reviewing the borrower's repayment history on past debts, and assessing the borrower's ability to meet existing obligations on the proposed loans.

The allocation of the Allowance for Loan Losses is based on management's judgement of potential losses in the respective portfolios. While management has allocated reserves to various portfolio segments, the Allowance is general in nature and is available for the portfolio in its entirety.

Results of Operations

The Company's largest source of earnings is net interest and dividend income, which is the difference between interest income earned on loans and investments and interest expense paid on deposits and borrowed funds. Net interest and dividend income for nine months ending September 30, 1999 increased by $863,030 to $11,064,914 compared to $10,201,884 recorded during the same period in 1998. Total interest and dividend income increased by $876,000 due to a larger loan base being serviced, increases in the investment portfolio during the nine month period ending September 30, 1999 compared to the same period in 1998, and income recognition of nonperforming loans that were reclassified as accruing loans, including $446,686 of past due nonaccrued interest. The increase in total interest and dividend income was offset by a slight increase in total interest expense of $12,970. This increase was a combination of a decrease in interest expense on deposit accounts due to lower interest rates paid this year, in comparison with the same period in the prior year, and an increase in interest expense on borrowed funds due to an increase in borrowings from the Federal Home Loan Bank.

The Provision for Loan Losses is a charge against earnings and funds the Allowance for Loan Losses. It is management's desire to maintain the allowance for loan losses at a level that management estimates to be sufficient to absorb future charge-offs of loans designated uncollectible. The Bank's provision during the nine-month period ending September 30, 1999 was $450,000, the same amount recorded during the first nine months of 1998.

Total Other Income increased by $301,667 to $1,565,643 for the first nine months of 1999 when compared to $1,263,976 reported during the same period in 1998. Service charges on deposit accounts increased by $15,525 due to the growth in the number of accounts being serviced primarily attributed to the two new branches that were opened in early 1999. The Company realized $626,760 of net gains on sales of securities, primarily corporate equities, compared to $382,370 realized in the same period of the previous year. Corporate equities generally have a greater risk as they are subject to rapid market conditions and are constantly monitored and evaluated to determine their suitability for sale or retention. Due to favorable market conditions, certain selected corporate equities were sold. Management limits the total amount invested into marketable equities to 5% of the total investment portfolio to minimize market risk.

Other Income increased by $41,752 mainly as a result of a net increase in checkbook fees derived by the Bank's printing customers' checks internally rather than outsourcing to check printing vendors. This new service was provided to our customers in early 1999.

Total Other Expense for the first nine months in 1999 was up by $1,021,678 to $7,719,985 when compared to $6,698,307 recorded during the same period in 1998. Salaries and employee benefits, which is the largest component of Other Expense, had a total increase of $143,047 of which $264,351 is attributed to general wage increases and increased cost of various benefits including contributions to a newly established Profit Sharing Plan in 1998. Offsetting this increase is a FASB 87 adjustment of $121,304 associated with the employee Defined Benefit Retirement Plan that was suspended as of December 31, 1998.

Occupancy and Equipment Expenses combined were up by $75,339, primarily due to depreciation on purchase and renovation of the two new branch facilities opened in early 1999.

A loss of $28,030 was realized on the sale of properties previously acquired through foreclosure, whereas during the same period in the prior year, the Bank realized a gain on sale of other real estate owned of $33,039.

Also, as of September 30, 1999, the expenses associated with the writedown of other real estate owned (OREO) to reflect the current fair market values of properties totaled $57,024. During the same period in the prior year, there were no writedowns on OREO properties.

The following table sets forth the components of the line item Other Expense. This table reflects an increase of $454,198 to $1,040,893 from $586,695 for the three-month period ending September 30, 1999, and an increase of $685,199 to $2,415,738 from $1,730,539 for the nine-month period ending September 30, 1999.

                                          Third Quarter                  Nine Months
--------------------------------------------------------------------------------------------
Dollars in Thousands                1999     1998    Variance     1999      1998    Variance
--------------------------------------------------------------------------------------------

Amortization of Goodwill           $   57    $ 57         0      $  170    $  170        0
Advertising & Public Relations         92      97        (5)        339       296       43
Stationery & Supplies                  76      56        20         232       171       61
Communications                         75      71         4         236       222       14
Professional fees &
 Other Services                       190      88       102         286       225       61
Other Miscellaneous Expenses          551     218       333       1,153       647      506
------------------------------------------------------------------------------------------
Other Expense                      $1,041    $587      $454      $2,416    $1,731     $685
==========================================================================================

The increase in Advertising and Public Relations for the nine months ending September 30, 1999 of $43,000 is primarily due to the costs associated with promoting our two new branch facilities opened in early 1999. Stationery and Supplies increase is attributable to additional stationery and various supplies required at the two new branches mentioned above. Also, during the first quarter of 1999, the Bank began printing customer checks internally rather than outsourcing to check printing vendors. Costs associated with printing these checks totaled $35,897 for the nine months ending September 30, 1999. Communications increased due to increases in general postage and telephone usage at the new facilities along with the installation of a new telephone system at the main office. Professional Fees increased by $61,000 for the nine months ending September 30, 1999, when compared to the same period in the previous year. This increase is primarily attributed to professional & legal fees totaling $103,850 paid for services rendered in connection with the formation of a real estate investment trust established in the third quarter of 1999 for the purpose of implementing state tax benefits. Other increases included examination fees of $8,920 and various other consulting fees of $12,420. These increases were offset by a decrease of $64,250 resulting from reduced collection and repossession expenditures.

Other Miscellaneous Expense increased by $506,000 to $1,153,000 when compared to $647,000, reported during the same nine-month period ending September 30, 1998. During the third quarter in 1999, the Company recorded an estimated expense of $300,000 as an accrued liability due to the civil suit brought against the Bank by a former employee of the National Bank of Fairhaven for wrongful termination. Other expense variances associated with Other Miscellaneous Expense include an increase of $136,390 due to expenditures associated with the maintenance of OREO property, an increase of $37,200 attributed to an increase in Director's Fees for meetings attended, and an increase of $32,496 due to costs associated with the two new branch facilities relating to computers, ACH fees and ATM fees.

Income before income taxes, totaled $4,460,572 at September 30, 1999, up by $143,019 when compared to $4,317,553 reported on September 30, 1998. Applicable income taxes decreased by $155,071 to $1,553,433 when compared to $1,708,504 reported in the previous year. This decrease in taxes is attributed to certain state tax planning strategies implemented by the Bank in late June, 1999, associated with the establishment of the Slade's Ferry Preferred Capital Corporation.

Net Income of $2,907,139 reflects an increase of 11.43% when compared to earnings of $2,609,049 reported at September 30, 1998. Diluted earnings per share were $0.84 for nine months ending September 30, 1999 compared to $0.77 for the same nine-month period in 1998.

The results of operations for the third quarter in 1999 indicates that the net interest income was up by $513,942 to $3,949,600 from $3,435,658 earned during the same period in the previous year. This is a result of continued growth in the loan portfolio, the interest recognition of a reclassified loan from the nonaccrual status to active status, and the maintenance of interest expense on deposit accounts. The Provision for Loan Losses remained the same as incurred during the third quarter in 1998. Total Other Income decreased by $43,717 primarily due to a decrease of $63,330 in net security gains from $197,901 in the third quarter of 1998 to $134,571 in the same quarter of 1999. This decrease was partially offset by an increase of $16,977 in checkbook fees due to the check printing process as aforementioned.

Total Other Expense increased by $573,260 to $2,833,200 for the three-month period ending September 30, 1999 compared to $2,259,940 reported for the third quarter in 1998. Salaries and employee benefits increased by $51,270 due to general wage increases and contributions to the new Profit Sharing Plan established in 1998. Occupancy and Equipment expense combined increased by $30,517 primarily due to the depreciation expense on the two new branch facilities opened in 1999. In the third quarter of 1999, there were no gains or losses associated with sales of other real estate owned, compared to a loss of $37,275 in the third quarter of 1998. The Bank did not incur any expense associated with the writedown of OREO properties in the third quarter of 1999 or 1998.

The line item Other Expense is detailed in the aforementioned chart. Variances in Stationery and Supplies and Communications during the third quarter in 1999 compared to the same period in the previous year were associated with supplies and telephone lines and usage at the new branch locations.

Professional fees in the third quarter in 1999 increased by $102,000 when compared to the same quarter in 1998. This increase was directly associated with professional and legal fees of $103,850 paid for services rendered in connection with the formation of the Real Estate Investment Trust in the third quarter of 1999. Other Miscellaneous Expense increased by $333,000 of which $300,000 is associated with the estimated expense of the civil suit brought against the Bank for wrongful termination of a National Bank of Fairhaven employee.

Income before taxes for the third quarter in 1999 decreased by $103,035 to $1,551,558 from $1,654,593 reported for the same period in the prior year. This decrease is primarily attributed to the expenses incurred in the third quarter in 1999 associated with the formation of the real estate investment trust and litigation matter as mentioned above.

Applicable taxes decreased by $215,817 to $439,134 when compared to $654,951 reported in the third quarter in 1998. This decrease in taxes is attributed to the state tax benefits derived from the formation of the Real Estate Investment Trust.

The net income for the three-month period ending September 30, 1999 was $1,112,424, or an increase of 11.28% when compared to $999,642 earned during the third quarter in 1998. Diluted earnings per share were $0.32 compared to $0.29 per share for the same period in 1998.

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

The Company, as of March 31, 1999, completed changes and testing of all essential systems utilizing both internal and external resources. Previously identified applications for processing depositors' and borrowers' accounts, stockholder information, origination and receiving electronic charges and credits (ACH) items, general ledger processing and the PC network system, including the teller system, went through a four phase testing schedule to ensure full compliance to Year 2000 needs. As of March 31, 1999, all four phases of the testing schedule were completed, verified, and are satisfactory.

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

The total cost of the Year 2000 project is estimated to be approximately $20,000 to $40,000. These costs are not expected to be material to the Company's operations, liquidity or financial condition. These estimated costs are based upon management's best estimates, which have been derived from numerous assumptions of future events, which include the availability of certain resources, third party modification plans, and other factors. However, there is no guarantee that these estimates will hold true and actual results could differ from those anticipated. To date, the company has incurred Year 2000 related expenses totaling $25,113 with all phases of the testing schedule completed. It is anticipated that any further cost pertaining to Year 2000 will be immaterial.

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

The Company has completed a Year 2000 (Y2K) study to address the speculation of depositors withdrawing excess cash to meet their personal needs for a period of time. Upon completion of a cash analysis and survey, a projection of cash reserves related to Y2K was determined. Provisions have been made to obtain and store this additional cash anticipating an increase in customer cash demand later in 1999 and into the year 2000.

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

The largest source of funds is provided by depositors. The largest component of the Company's deposit base is reflected in the Time Deposit category. The Company does not participate in brokered deposits. Deposits are obtained from consumers and commercial customers within the Bank's community reinvestment area, consisting of Bristol County, Massachusetts and several abutting towns in Rhode Island.

The Company also has the ability to borrow funds for liquidity purposes from correspondent banks, the Federal Home Loan Bank, as well as the Federal Reserve Bank of Boston by pledging various investment securities as collateral. The Company did not have the need to borrow for liquidity purposes in 1998. During the first nine months of 1999, the Company borrowed for fourteen days an average of $4,400,000 Million. Tax payments made by our customers which are owed to the Federal Reserve Bank Treasury Tax and Loan account are classified as Short-Term borrowings. The Notes Payable represents a note due Fleet Bank. The note is attributable to Fairbank, Inc. and was assumed at the time of the merger. It has a final maturity in November, 1999. Due to the applicable prepayment fees, it is advantageous for the Bank to continue with the applicable terms of the note. There is also a $4,403,450 borrowing from the Federal Home Loan Bank representing the match funding program that is available to qualified borrowers.

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

At September 30, 1999, the Bank's liquidity ratio stood at 27.7% as compared to 32.8% at December 31, 1998. The liquidity ratio is determined by dividing the Bank's short-term assets (cash and due from banks, interest bearing deposits due from other banks, securities, and federal funds sold) by the Bank's total deposits. Management believes the Bank's liquidity to be adequate to meet the current and presently foreseeable needs of the Bank.

The comparison of cash flows for nine months ending September 30, 1999 and 1998 shows an increase in net cash provided by operating activities of $1.8 Million. This is largely attributable to the decrease in funds used in other assets which includes $1.6 Million of single premium life insurance policies purchased in 1998, which provided each member of the Board of Directors with a supplemental life insurance benefit.

Cash flows from investing activities show a net increase in cash used of $7.5 Million when compared to 1998. There was a decrease in purchases of securities of $9.2 Million and in maturities and sales of securities of $1.8 Million when compared to the same nine months in 1998. Capital expenditures also decreased by $.3 Million when compared to 1998. These were offset by an increase in loans of $15.4 Million.

Cash provided by financing activities decreased by $9.9 Million during the first nine months of 1999 when compared to the same period in 1998. There was a decrease in cash provided by time deposits of $13.6 Million offset by an increase in federal funds purchased of $4.0 Million and short-term borrowings of $2.1 Million. There were also decreases of $.9 Million in cash provided by demand deposits, NOW, money market and savings accounts, and $1.4 Million in advances from Federal Home Loan Bank.

Capital

As of September 30, 1999, the Company had total capital of $30,762,156. This represents an increase of $1,054,771 from $29,707,385 reported on December 31, 1998. The increase in capital was a combination of several factors. Additions consisted of nine months earnings of $2,907,139 and transactions originating through the Dividend Reinvestment Program whereby 15,076.144 shares were issued for cash contributions of $185,245 and 27,745.677 shares were issued for $357,444 in lieu of cash dividend payments. These additions were offset by dividends paid of $764,197.

Also, affecting capital is the line item Accumulated other comprehensive income (loss) which reflects net unrealized gains or losses, net of taxes, on securities classified as Available-for-Sale and the minimum pension liability adjustment. On December 31, 1998 the Available-for-Sale portfolio had unrealized gains, net of taxes, of $364,944, and on September 30, 1999, as a result of current market values, the portfolio reflects unrealized losses, net of taxes, of $1,265,917. There was no change in the minimum pension liability adjustment of $80,885, net of taxes, recorded December 31, 1998.

Under the requirements for Risk Based and Leverage Capital of the federal banking agencies, a minimum level of capital will vary among banks based on safety and soundness of operations. Risk Based Capital ratios are calculated with reference to risk-weighted assets, which include both on and off balance sheet exposure.

At September 30, 1999 the actual Risk Based Capital of the Bank was $26,018,000 for Tier 1 Capital, exceeding the minimum requirements of $10,024,440 by $15,993,560. Total Capital of $29,161,000 exceeded the minimum requirements of $20,048,880 by $9,112,120 and Leverage Capital of $26,018,000 exceeded the minimum requirements of $13,717,360 by
$12,300,640.   In addition to the "minimum" capital requirements, "well
capitalized" standards have also been established by the Federal Banking Regulators.

As shown by the table below which illustrates the capital ratios of the Company and the Bank on September 30, 1999 and at December 31, 1998, the Company and the Bank met the "well-capitalized" standards as of the dates indicated.

                                                Well        September 30, 1999      December 31, 1998
                                             Capitalized    ------------------------------------------
                                             Requirement    Bancorp      Bank       Bancorp      Bank
------------------------------------------------------------------------------------------------------

Total Capital (to Risk Weighted Assets)          10%        12.94%      11.64%      12.80%      11.69%

Tier I Capital (to Risk Weighted Assets)          6%        11.69%      10.38%      11.47%      10.36%

Leverage Capital (to Average Assets)              5%         8.51%       7.59%       8.12%       7.38%


ITEM 3

Quantitative and Qualitative Disclosure of Market Risk

Interest Rate Risk

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

The following table reflects the Company's estimated exposure as a percentage of estimated net interest income for the next twelve months, assuming an immediate change in interest rates:

                                    Estimated Exposure as a
         Rate Change           Percentage of Net Interest Income
        (Basis Points)                September 30, 1999
------------------------------------------------------------------------

            +200                           (0.52%)
            -200                           (1.81%)

The model used to monitor earnings-at-risk provides management a measurement tool to assess the effect of changes in interest rates on the Company's current and future earnings. The 10% limit established by the Company provides an internal tolerance level to control interest rate risk exposure.


                                   PART II

                              OTHER INFORMATION

ITEM 1

Legal Proceedings

The civil suit brought in Plymouth Superior Court by a former employee of the acquired National Bank of Fairhaven was adjudicated during the period June 22 through June 29, 1999. Although the parties are still waiting the entry of judgement, the jury awarded in favor of the plaintiff $145,432 plus interest, costs and attorney's fees in an amount that is yet to be determined. The Company is considering filing a motion to overturn the jury decision and, if necessary, will consider filing an appeal. At present, the Company has accrued a liability of $300,000.

ITEM 5

Other Information

In late June, the Bank implemented certain state tax planning strategies, whereby a Real Estate Investment Trust (REIT) was established as a subsidiary of Slade's Ferry Trust Company. The REIT, which is named the Slade's Ferry Preferred Capital Corporation, provides the means for the Bank to invest into the REIT certain designated, bank-owned, real estate mortgage loans, reducing applicable state tax.

The Bank has received regulatory approval to establish a loan production office known as the Slade's Ferry Loan Company, located at 188 Airport Road in Warwick, Rhode Island. The office, which was opened in late September 1999, provides the opportunity to solicit commercial and consumer borrowers in the Rhode Island area.

ITEM 6

Exhibit and Reports on Form 8-K

      (a)   Exhibits:  See exhibit index

      (b)   Reports on Form 8-K:  None


                                EXHIBIT INDEX

Exhibit No.  Description                                                          Page
-----------  -----------

   3.1       Articles of Incorporation of Slade's Ferry Bancorp as amended        (1)

   3.2       By-laws of Slade's Ferry Bancorp as amended                          (2)

  10.1       Agreement and Plan of Merger by and between Slade's Ferry
             (formerly Weetamoe) Bancorp and Fairbank, Inc.                       (3)

  10.2       Slade's Ferry (formerly Weetamoe) Bancorp 1996 Stock Option Plan
             (as amended)                                                         (3)

  10.3       Noncompetition Agreement between Slade's Ferry Trust Company and
             Edward S. Machado (A substantially identical contract exists
             with Peter Paskowski)                                                (4)

  10.4       Supplemental Executive Retirement Agreement between Slade's
             Ferry (formerly Weetamoe) Bancorp and Donald T. Corrigan             (5)

  10.5       Supplemental Executive Retirement Agreement between Slade's
             Ferry (formerly Weetamoe) Bancorp and James D. Carey                 (2)

  10.6       Supplemental Executive Retirement Agreement between Slades
             Ferry (formerly Weetamoe) Bancorp and Manuel J. Tavares              (2)

  10.7       Swansea Mall Lease                                                   (4)

  10.8       Form of Director Supplemental Retirement Program Director
             Agreement, Exhibit I thereto (Slade's Ferry Trust Company
             Director Supplemental Retirement Program Plan) and Endorsement
             Method Split Dollar Plan Agreement thereunder for Thomas B. Almy.
             (Similar forms of agreement entered into between Slade's Ferry
             Trust Company and the other directors)*                              (6)

  10.9       Form of Directors' Paid-up Insurance Policy for Thomas B. Almy
             (part of the Director Supplemental Retirement Program).
             (Similar forms of policy entered into by Company for other
             directors).                                                          (7)

  27         Financial Data Schedule

<F1>  Incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with the Commission on April 14, 1997.
<F2>  Incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1996
<F3>  Incorporated b reference to the Registrant's Form 10-Q for the quarter ended June 30, 1999.
<F4>  Incorporated by reference to the Registrant's Registration Statement on Form S-4 File No. 33-32131.
<F5>  Incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1994.
<F6>  Incorporated by reference to the Registrant's Form 10-Q for the quarter ended March 31, 1999.
<F7>  Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended June 30, 1998.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SLADE'S FERRY BANCORP
                                       ------------------------------------
                                       (Registrant)

11/10/1999                             /s/ Kenneth R. Rezendes
---------------------------------------------------------------------------
(Date)                                 (Signature)      Kenneth R. Rezendes
                                                              President/CEO

11/10/1999                             /s/ James D. Carey
---------------------------------------------------------------------------
(Date)                                 (Signature)           James D. Carey
                                                   Executive Vice President

11/10/1999                             /s/ Ralph S. Borges
---------------------------------------------------------------------------
(Date)                                 (Signature)          Ralph S. Borges
                                                                  Treasurer
                                                    Chief Financial Officer
                                                   Chief Accounting Officer