Form 10-K
period 1999-12-31
SLADES FERRY BANCORP
filed 2000-03-29
CIK 857499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

Commission file number 000-23904
                       ---------


                            SLADE'S FERRY BANCORP
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


             MASSACHUSETTS                              04-3061936
    -------------------------------               ----------------------
    (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                Identification Number)


        100 Slade's Ferry Avenue
        Somerset, Massachusetts                           02726
----------------------------------------               ----------
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

The aggregate market value of the voting stock of Slade's Ferry Bancorp, held by nonaffiliates of the registrant as of February 29, 2000 was approximately $29,008,125. On that date, there were 3,718,020.5 shares of Slade's Ferry Bancorp Common Stock, $.01 par value outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

ANNUAL REPORT to security holders for fiscal year ended December 31, 1999 incorporated by reference into Parts I and II. Proxy Statement for Annual Meeting of Stockholders April 10, 2000 incorporated by reference into Part III.


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

      During the past three years, assets of the Bank increased by $66.8 Million. In January 1999, the Bank opened a branch banking facility at 1601 South Main Street, Fall River, and in March 1999, a branch banking facility was opened at 833 Ashley Boulevard, New Bedford, Massachusetts. The Bank currently has twelve banking facilities extending east from Seekonk, Massachusetts to Fairhaven, Massachusetts. The Bank also provides limited banking services at the Somerset High School. In addition, the Bank in 1999 received regulatory approval to establish a loan production office in Rhode Island. The office is named the Slade's Ferry Loan Company and is a subsidiary of Slade's Ferry Trust Company. The purpose for the loan production office is to solicit commercial and consumer borrowers in the Rhode Island area. The office is prohibited from accepting deposits and payments.

      In June 1999, the Bank implemented certain state tax planning strategies by establishing a Real Estate Investment Trust (REIT) as a subsidiary of Slade's Ferry Trust Company. The REIT, named the Slade's Ferry Preferred Capital Corporation, provides the means for the Bank to invest into the REIT certain designated, bank-owned real estate mortgage loans. The income derived on these loans is taxed at a reduced state tax rate.

      The Bank currently services numerous communities in Southeastern Massachusetts and contiguous areas of Rhode Island through its twelve facilities in Fall River, Somerset, Swansea, Seekonk, New Bedford and Fairhaven, and its loan production office in Warwick, Rhode Island.

      The Bank's major customer base consists of almost 31,000 personal savings, checking and money market accounts and 8,481 personal certificates of deposit and individual retirement accounts. Its commercial base consists of over 3,485 checking, money market, corporate, and certificate of deposit accounts.

      The Bank does not have any major target accounts, nor does it derive a material portion of its deposits from any single depositor. It is a retail bank that services the needs of the local communities, and its loans are not concentrated within any single industry or group of related industries that would have any possible adverse effect on the business of the Bank. The Bank's business is not seasonal and its loan demand is well diversified. As of December 31, 1999, commitments under standby letters of credit aggregate approximately $2,050,559.

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

      Bank regulators have implemented risk based capital guidelines that require a bank to maintain certain minimum capital as a percent of such bank's assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk adjusted assets). Under the requirements a minimum level of capital will vary among banks on safety and soundness of operation. At December 31, 1999 the minimum regulatory capital level of Risk Based Capital was 4% for Tier 1 Capital, 8% for Total Capital and Leverage Capital was 4%.

      The Company, the Bank, the Slade's Ferry Realty Trust, the Slade's Ferry Securities Corporation, the Slade's Ferry Preferred Capital Corporation, and the Slade's Ferry Loan Company are "affiliates" within the meaning of the Federal Reserve Act. Certain provisions of the Federal Reserve Act, made applicable to the Bank by Section 18(j) of the Federal Deposit Insurance Act and administered with respect to the Bank by the FDIC, limit the amounts of and establish collateral requirements with respect to the Bank's loans or extensions of credit to and investments in affiliates. In addition, related provisions of the Federal Reserve Act and FRB regulations also administered with respect to the Bank by the FDIC limit the amounts of and establish required procedures and credit standards with respect to loans and other extensions of credit to officers, directors and principal stockholders of the Bank, of the Company, and of any subsidiaries of the Company, and to related interests of such persons.

Recent Regulatory Examinations
------------------------------

      During the most recent regulatory examinations of the Company and the Bank, encompassing year end 1998 and three months ending March 31, 1999, no major or consequential violations were found.

Statistical Information
-----------------------

      The following supplementary information required under Guide 3 (Statistical Disclosure by Bank Holding Companies) should be read in conjunction with the related financial statements and notes thereto, which are a part of this report.

DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

      The following table sets forth the Company's average assets, liabilities, and stockholders' equity, interest income earned and interest paid, average rates earned and paid, and the net interest margin for the periods ending December 31, 1999, December 31, 1998, and December 31, 1997. Averages are daily averages.


                                           1999                             1998                             1997
--------------------------------------------------------------------------------------------------------------------------------
                               Average  Interest(1)  Avg. Int.  Average  Interest(1)  Avg. Int.  Average  Interest(1)  Avg. Int.
(Dollars in Thousands)         Balance    Inc/Exp      Rate     Balance    Inc/Exp      Rate     Balance    Inc/Exp      Rate
--------------------------------------------------------------------------------------------------------------------------------

ASSETS:
Earning Assets (2)
  Commercial Loans             $ 47,386   $ 4,218      8.90%    $ 42,244   $ 3,953      9.36%    $ 36,195    $ 3,466      9.58%
  Commercial Real Estate        136,648    12,876      9.42      118,939    11,630      9.78      110,093     10,740      9.76
  Residential Real Estate        37,523     2,778      7.40       45,781     3,520      7.69       52,894      4,116      7.78
  Consumer Loans                  7,678       657      8.56        6,767       652      9.63        6,503        659     10.13
--------------------------------------------------------------------------------------------------------------------------------
  Total Loans                   229,235    20,529      8.96      213,731    19,755      9.24      205,685     18,981      9.23
  Federal Funds Sold              5,563       259      4.66       12,214       630      5.16       11,309        607      5.37
  U.S. Treas/Govt Agencies       68,523     4,114      6.00       54,842     3,366      6.14       49,682      3,099      6.24
  States & Political
   Subdivisions                  11,505       748      6.50        9,763       649      6.65        6,948        477      6.87
  Mutual Funds                       71         3      4.23          209        14      6.70          301         15      4.98
  Marketable Equity
   Securities                     3,470        78      2.25        2,761       105      3.80        2,518        120      4.77
  Other Investments               1,102        71      6.44            6         0      0.00          126          8      6.35
--------------------------------------------------------------------------------------------------------------------------------
  Total Earning Assets          319,469   $25,802      8.08%     293,526   $24,519      8.35%     276,569    $23,307      8.43%
--------------------------------------------------------------------------------------------------------------------------------
  Allowance for Loan Losses      (3,814)                          (3,602)                          (3,474)
  Unearned Income                  (640)                            (715)                            (665)
  Cash and Due From Banks        14,320                           12,186                           11,366
  Other Assets                   17,371                           15,376                           14,022
--------------------------------------------------------------------------------------------------------------------------------
Total Assets                   $346,706                         $316,771                         $297,818
================================================================================================================================

LIABILITIES & STOCKHOLDERS' EQUITY:
  Savings                      $ 48,442   $ 1,022      2.11%    $ 43,885   $ 1,075      2.45%    $ 42,642    $ 1,067      2.50%
  NOW's                          38,404       994      2.59       38,764     1,196      3.09       37,739      1,202      3.19
  Money Market Accounts          12,188       215      1.76       13,777       273      1.98       14,116        281      1.99
  CD's > $100M                   26,857     1,325      4.93       22,945     1,266      5.52       23,162      1,256      5.42
  Other Time Deposits           130,393     6,778      5.20      119,118     6,700      5.62      109,278      6,460      5.91
  Other Borrowings                6,413       420      6.55        2,933       201      6.85        2,114        146      6.91
--------------------------------------------------------------------------------------------------------------------------------
  Total Interest-bearing
   Liabilities                  262,697   $10,754      4.09%     241,422   $10,711      4.44%     229,051    $10,412      4.55%
--------------------------------------------------------------------------------------------------------------------------------
  Demand Deposits                52,261                           46,217                           43,724
  Other Liabilities               1,057                            1,063                            1,847
--------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities             316,015                          288,702                          274,622
--------------------------------------------------------------------------------------------------------------------------------
  Common Stock                       35                               34                               30
  Paid-in Capital                22,646                           21,448                           16,899
  Retained Earnings               8,492                            6,395                            6,308
  Net Unrealized Gain (Loss)
   on Available-for-Sale
   Securities                      (482)                             192                              (41)
--------------------------------------------------------------------------------------------------------------------------------
  Total Stockholders' Equity     30,691                           28,069                           23,196
--------------------------------------------------------------------------------------------------------------------------------
Total Liabilities &
 Stockholders' Equity          $346,706                         $316,771                         $297,818
================================================================================================================================
Net Interest Income                       $15,048                          $13,808                           $12,895
================================================================================================================================
Net Interest Spread                                    3.99%                            3.91%                             3.88%
================================================================================================================================
Net Yield on Earning Assets                            4.71%                            4.70%                             4.66%
================================================================================================================================

<F1>  On a fully taxable equivalent basis based on tax rate of 34%. Interest income on investments and net interest income includes a fully taxable equivalent adjustment of $249,000 in 1999, $212,000 in 1998, and $157,000 in 1997.
<F2>  Average balance includes non-accruing loans. The effect of including such loans is to reduce the average rate earned on the Company's loans.

          NET INTEREST INCOME - CHANGES DUE TO VOLUME AND RATE (1)


                                                1999 vs 1998                         1998 vs 1997
                                                  Increase                             Increase
                                                 (Decrease)                           (Decrease)
---------------------------------------------------------------------------------------------------------
                                       Total       Due to     Due to        Total       Due to     Due to
(Dollars in Thousands)               Change(2)     Volume      Rate       Change(2)     Volume      Rate
---------------------------------------------------------------------------------------------------------

Interest Income:
  Federal Funds Sold                 $  (371)     $  (326)    $   (45)     $    23     $    48    $   (25)
  US Treas/Govt Agencies                 748          830         (82)         267         320        (53)
  States & Political Subdivisions         99          115         (16)         172         190        (18)
  Mutual Funds                           (11)          (8)         (3)          (1)         (5)         4
  Marketable Securities                  (27)          21         (48)         (15)         10        (25)
  Other Investments                       71           71         -0-           (8)         (4)        (4)
  Commercial Loans                       265          469        (204)         487         574        (87)
  Commercial Real Estate               1,246        1,700        (454)         890         864         26
  Residential Real Estate               (742)        (623)       (119)        (596)       (550)       (46)
  Consumer Loans                           5           83         (78)          (7)         26        (33)
---------------------------------------------------------------------------------------------------------
  Total Interest Income                1,283        2,332      (1,049)       1,212       1,473       (261)
---------------------------------------------------------------------------------------------------------

Interest Expense:
  Savings Accounts                       (53)         104        (157)           8          31        (23)
  NOW Accounts                          (202)         (10)       (192)          (6)         32        (38)
  Money Market Accounts                  (58)         (30)        (28)          (8)         (7)        (1)
  CD's > 100 M                            59          204        (145)          10         (12)        22
  Other Time Deposits                     78          610        (532)         240         568       (328)
  Other Borrowings                       219          233         (14)          55          56         (1)
---------------------------------------------------------------------------------------------------------
  Total Interest Expense                  43        1,111      (1,068)         299         668       (369)
---------------------------------------------------------------------------------------------------------
Net Interest Income                   $1,240       $1,221     $    19      $   913     $   805    $   108
=========================================================================================================

<F1>  Changes in interest income and interest expense attributable to change in both volume and rate have been allocated equally to changes due to volume and changes due to rate.
<F2>  The change in interest income on investments and net interest income includes interest on a fully taxable equivalent basis based on a tax rate of 34%.

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

      The Company's objective is to reduce and control the volatility of its net interest income by managing the relationship of interest-earning assets and interest-bearing liabilities. In order to manage this relationship, the Committee utilizes a monthly GAP report. This report for the period ending December 31, 1999 is set forth below.

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

      At December 31, 1999, the GAP report shown below indicates the Company's interest rate risk to have a reliance on short term liabilities. This position would have an adverse effect on earnings in a rising rate environment and a positive effect on earnings in a decreasing rate environment.

INTEREST RATE - SENSITIVITY GAPS
--------------------------------

Repricing Period at December 31, 1999
-------------------------------------


                                   Within        1-2          2-3         3-5       Over 5
(Dollars in Thousands)             1 Year       Years        Years       Years       Years        Total
--------------------------------------------------------------------------------------------------------

Interest-Earning Assets:(1)
  Federal Funds Sold              $  5,000     $    ---     $   ---     $   ---     $   ---     $  5,000
  Investment Securities             10,797        7,726       4,679      21,327      39,194       83,723
  Residential Mortgages             21,345        8,135       6,476       1,418      14,221       51,595
  Commercial Mortgages              76,841       12,075      19,127       9,566      14,807      132,416
  Other Loans                       46,202        3,358       4,132       2,477          92       56,261
--------------------------------------------------------------------------------------------------------
    Total Earning Assets          $160,185     $ 31,294     $34,414     $34,788     $68,314     $328,995
--------------------------------------------------------------------------------------------------------

Interest Bearing Liabilities:
  NOW Checking and Savings
    Deposits                      $ 35,253     $  9,922     $ 9,922     $26,455     $   ---     $ 81,552
  Money Market Deposits              3,415        2,042       2,042       5,443         ---       12,942
  Term Deposits                    141,262       23,499       4,961         ---         ---      169,722
  Borrowed Funds                       ---          ---         ---         ---       6,757        6,757
  Other Interest-bearing
   Liabilities                       1,248          ---         ---         ---         ---        1,248
--------------------------------------------------------------------------------------------------------
    Total Interest-bearing
     Liabilities                  $181,178     $ 35,463     $16,925     $31,898     $ 6,757     $272,221
--------------------------------------------------------------------------------------------------------
Net Interest Sensitivity Gap      $(20,993)    $ (4,169)    $17,489     $ 2,890     $61,557     $ 56,774
Cumulative Gap                    $(20,993)    $(25,162)    $(7,673)    $(4,783)    $56,774     $    ---
Cumulative Gap as a Percent of
Total Assets                          5.86%        7.03%       2.14%       1.34%      15.85%         ---
========================================================================================================

<F1>  Nonaccrual loans amounting to $1.8 Million have been eliminated from the loan balances.

      In addition to the GAP report, the Company also uses an analysis to measure the exposure of net interest income to changes in interest rates over a relatively short time period (i.e. 12 months). This analysis involves projecting future interest income and expenses from the Company's earning assets and interest-bearing liabilities. Depending on the GAP position, the Company's policy limit on interest rate risk specifies that if interest rates were to change immediately up or down 200 basis points, the effect on estimated net interest income for the next 12 months that would be tolerated would be not more than a ten percent (10%) decrease. The following table reflects the Company's estimated exposure as a percentage of estimated net interest income for the next 12 months, assuming an immediate change in interest rates:

      Rate Change            Estimated Exposure as a
     (Basis Points)    Percentage of Net Interest Income    Dollar Impact
-------------------------------------------------------------------------

          +200                      (1.90%)                  $(280,000)
          -200                        .52%                   $  77,000

      The model used to monitor earnings-at-risk provides management a measurement tool to assess the effect of changes in interest rates on the Company's current and future earnings. The Company's 10% limit establishes an internal tolerance level to control the Company's interest rate risk exposure and is monitored on a quarterly basis.

II.   INVESTMENT PORTFOLIO

      The following table shows the book value of the major categories of investment securities Held-to-Maturity for the years indicated:


                                        At December 31,
--------------------------------------------------------------
(Dollars in Thousands)            1999       1998       1997
--------------------------------------------------------------

US Treasury Securities and
 Obligations of US Government
 Corporations and Agencies       $ 7,975    $ 8,810    $ 9,415
Obligations of States and
 Political Subdivisions           11,439     11,997      7,976
Mortgage-backed securities            74        114        209
Other Debt Securities                  1        -0-          1
--------------------------------------------------------------
Total                            $19,489    $20,921    $17,601
==============================================================

      In the following table, the carrying value of Held-to-Maturity securities maturing within stated periods as of December 31, 1999, is shown with the weighted average interest yield from securities falling within the range of maturities:


                          US Treasury      Obligations
                          & Government      of States &        Mortgage-        Other
                          Corporations       Political          Backed           Debt
(Dollars in Thousands)      Agencies      Subdivisions(1)    Securities(1)    Securities     Total
---------------------------------------------------------------------------------------------------

Due in 1 year or less:
  Amount                     $4,230           $   863              ---           $   1      $ 5,094
  Yield                        5.43%             6.40%             ---            7.50%        5.59%

Due in 1 to 5 years:
  Amount                      3,495           $ 5,182           $   74             ---      $ 8,751
  Yield                        5.97%             6.62%            6.80%            ---         6.36%

Due in 5 to 10 years:
  Amount                        250           $ 4,690              ---             ---      $ 4,940
  Yield                        7.00%             6.58%             ---             ---         6.60%

Due after 10 years:

  Amount                        ---           $   704              ---             ---      $   704
  Yield                         ---              7.57%             ---             ---         7.57%
---------------------------------------------------------------------------------------------------
  Amount                     $7,975           $11,439           $   74           $   1      $19,489
===================================================================================================
  Yield                        5.72%             6.65%            6.80%           7.50%        6.27%
===================================================================================================

<F1>  Rates of tax exempt securities are shown assuming a 34% tax rate.
<F2>  Mortgage-backed securities stated using average life.

      The following table shows the amortized cost basis of the major categories of Available-for-Sale securities for the years indicated:


                                             At December 31,
-------------------------------------------------------------------
(Dollars in Thousands)                 1999       1998       1997
-------------------------------------------------------------------

US Treasury Securities and
 Obligations of US Government
 Corporations and Agencies            $41,801    $42,944    $30,402

Mortgage-backed Securities             16,939     12,538      7,747
Asset-backed Securities                   ---        222        234
Corporate Debt Securities                 720        ---        ---
Marketable Equity Securities (net)      3,808      1,918      1,565
-------------------------------------------------------------------
Total                                 $63,268    $57,622    $39,948
===================================================================

      In the following table, the amortized cost basis of Available-for-Sale securities (other than equity securities) maturing within stated periods as of December 31, 1999, is shown with the weighted average interest yield from securities falling within the range of maturities:


                          US Treasury
                          & Government      Mortgage-      Corporate
                          Corporations       Backed           Debt
(Dollars in Thousands)      Agencies      Securities(1)    Securities      Total
---------------------------------------------------------------------------------

Due in 1 year or less:
  Amount                    $   500          $ 1,331         $  ---       $ 1,831
  Yield                        4.50%            6.10%           ---          5.66%

Due in 1 to 5 years:
  Amount                    $22,648          $ 8,627         $  720       $31,995
  Yield                        5.77%            6.01%          5.96%         5.84%

Due in 5 to 10 years:
  Amount                    $18,653          $ 6,617            ---       $25,270
  Yield                        6.15%            6.03%           ---          6.12%

Due after 10 years:
  Amount                        ---          $   364            ---       $   364
  Yield                         ---             7.28%           ---          7.28%
---------------------------------------------------------------------------------
  Amount                    $41,801          $16,939         $  720       $59,460
=================================================================================
  Yield                        5.92%            6.05%          5.96%         5.96%
=================================================================================

<F1>  Mortgage backed securities stated using average life.

      The following table shows the amortized cost basis and fair value of the major categories of Held-to-Maturity securities as of December 31, 1999:


                                                                        Gross
                                                        Gross         Unrealized
                                       Amortized      Unrealized       Holding
(Dollars in Thousands)                 Cost Basis    Holding Gains      Losses      Fair Value
----------------------------------------------------------------------------------------------

Debt securities issued by the U.S.
 Treasury and other U.S. Government
 corporations and agencies               $ 7,975          $ 10           $ 28        $ 7,957

Debt securities issued by states of
 the United States and political
 subdivisions of the states               11,439             9            220         11,228

Mortgage-backed securities                    74           ---            ---             74

Other debt securities                          1           ---            ---              1
--------------------------------------------------------------------------------------------

Total                                    $19,489          $ 19           $248        $19,260
============================================================================================

      Investments in Available-for-Sale securities are carried at fair value on the balance sheet and are summarized as follows as of December 31, 1999.


                                                                        Gross
                                                        Gross         Unrealized
                                       Amortized      Unrealized       Holding
(Dollars in Thousands)                 Cost Basis    Holding Gains      Losses      Fair Value
----------------------------------------------------------------------------------------------

Debt securities issued by the U.S.
 Treasury and other U.S. Government
 corporations and agencies               $41,801          $---          $1,482       $40,319

Marketable Equity                          3,808           505             392         3,921

Mortgage-backed securities                16,939           ---             521        16,418

Corporate debt securities                    720           ---              27           693
--------------------------------------------------------------------------------------------

Total                                    $63,268          $505          $2,422       $61,351
============================================================================================

Decrease in Stockholder's Equity:
  (In Whole Dollars)

Net unrealized loss on Available-for-Sale Securities    $1,917,311
Less tax effect                                            766,717
                                                        ----------
                                                        $1,150,594
                                                        ==========


III.  LOAN PORTFOLIO

      The following table shows the Company's amount of loans by category at the end of each of the last five years.


                                                                         At December 31
------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                1999       1998        1997        1996        1995

Commercial, financial and agricultural              $ 47,258    $ 43,777    $ 36,641    $ 31,244    $ 16,744
Real estate - construction and land development     $  5,014       3,773       6,678       6,891       6,865
Real estate - residential                            52,330       51,220      55,477      59,500      50,472
Real estate - commercial                            127,938      112,913     108,008      94,545      70,749
Consumer                                              9,393        6,477       6,747       6,681       6,149
Obligations of states and political subdivisions                       3           9          16          23
Other                                                   116           67         176         109          85
------------------------------------------------------------------------------------------------------------
                                                    242,049      218,230     213,736     198,986     151,087

Allowance for Loan Losses                            (3,766)      (3,569)     (3,694)     (3,354)     (2,498)

Unamortized adjustment to fair value                    (20)         (32)        (42)        (54)          0

Unearned Income                                        (594)        (691)       (690)       (643)       (520)
------------------------------------------------------------------------------------------------------------
Net Loans                                          $237,669     $213,938    $209,310    $194,935    $148,069
============================================================================================================

      The following table shows the maturity distributions and interest rate sensitivity of selected loan categories at December 31, 1999.


                                           Within One    One to Five    After Five
(Dollars in Thousands)                        Year          Years          Years       Total
---------------------------------------------------------------------------------------------

Commercial, financial, and agricultural     $28,947        $11,255       $ 7,056      $47,258
Real Estate - construction                      140            571         4,303        5,014
---------------------------------------------------------------------------------------------
Total                                       $29,087        $11,826       $11,359      $52,272
=============================================================================================

      The following table shows the amounts, included in the table above, which are due after one year and which have fixed interest rates and adjustable rates:


                                                   Total Due After One Year
-----------------------------------------------------------------------------------
(Dollars in Thousands)                     Fixed Rate    Adjustable Rate     Total

Commercial, financial, and agricultural      $4,515          $13,796        $18,311
Real Estate - construction                      291            4,583          4,874
-----------------------------------------------------------------------------------
Total                                        $4,806          $18,379        $23,185
===================================================================================

                 NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS


                                                         December 31
-------------------------------------------------------------------------------------
(Dollars in Thousands)                  1999      1998      1997      1996      1995
-------------------------------------------------------------------------------------

Nonaccrual loans                       $1,777    $3,331    $4,597    $4,352    $2,695

Loans 90 days or more past due
 and still accruing                       248       317       147       112        23

Real estate acquired by foreclosure
 or substantively repossessed             353     1,026       159       308       633
-------------------------------------------------------------------------------------

Total nonperforming assets             $2,378    $4,674    $4,903    $4,772    $3,351
=====================================================================================
Percentage of nonaccrual loans
 to total loans                          0.73%     1.53%     2.15%     2.19%     1.78%

Percentage of nonaccrual loans,
 restructured loans and real estate
 acquired by foreclosure
 or substantively repossessed to
 total assets                            0.74%     1.54%     2.00%     1.88%     1.62%

Percentage of Allowance for Loan
 Losses to Nonaccrual Loans            211.92%   107.15%    80.36%    77.07%    92.69%


      Nonaccrual loans include restructured loans of $0 at December 31, 1999; $0 at December 31, 1998; $263,000 at December 31, 1997; $398,000 at December
31, 1996; and $425,000 at December 31, 1995.

      Information with respect to nonaccrual and restructured loans for the past five years ending December 31 is as follows:


                                                         December 31
--------------------------------------------------------------------------------------
(Dollars in Thousands)                   1999      1998      1997      1996      1995
--------------------------------------------------------------------------------------

Nonaccrual loans                        $1,777    $3,331    $4,597    $4,352    $2,695

Interest income that would have been
 recorded under original terms          $  146    $  318    $  394    $  361    $  243

Interest income recorded during
 the period                             $   37    $   37    $   58    $   62    $   21

      Nonperforming assets include nonaccrual loans, loans past due 90 days or more and still accruing, restructured loans not performing in accordance with amended terms, and other real estate acquired through foreclosure. Nonperforming assets as a total decreased to $2.4 Million at year end 1999, from $4.7 Million reported at year end 1998.

      Nonaccrual loans is the largest component of nonperforming assets, and at December 31, 1999, this category decreased to $1.8 Million. The decrease is attributed to the Bank's collection efforts and the overall strengthening of the economy. There are no loans greater than $250,000 in this category, which is comprised of $735,000 of residential mortgages, $536,000 of commercial real estate loans, and $506,000 of other types of loans.

      Loans that became nonaccrual during the current year amounted to $1,390,000. Offsetting this increase were receipts of loan payments of $969,000 and loans of $258,000 that were deemed uncollectible and charged off to the Allowance for Loan Losses. There was a transfer to accrual status of loans totaling $1,520,000 and a transfer to Other Real Estate Owned of $197,000.

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

      Real Estate acquired by foreclosure decreased to $353,095 at December 31, 1999 compared to $1,026,095 reported at year end 1998. This amount consists of two separate parcels of property. Annual appraisals are performed on these properties and if the appraised value is less than the carrying value of the property, the carrying value is written down by a charge to the Writedown on Other Real Estate Owned expense account. As of March 2, 2000, both properties have been sold resulting in a net gain on sale of $49,758.

IV.   SUMMARY OF LOAN LOSS EXPERIENCE

      The table below illustrates the changes in the Allowance for Loan Losses for the periods indicated.


(Dollars in Thousands)                    1999      1998      1997      1996      1995
---------------------------------------------------------------------------------------


Balance at January 1                     $3,569    $3,694    $3,354    $2,498    $2,306
---------------------------------------------------------------------------------------

Charge-offs:
  Commercial                               (221)       (0)      (40)     (144)     (184)
  Real estate-construction                   (0)       (0)       (0)       (0)       (0)
  Real estate-mortgage                      (23)     (716)     (147)     (136)      (79)
  Installment/Consumer                     (158)      (76)      (68)     (159)     (134)
---------------------------------------------------------------------------------------
                                           (402)     (792)     (255)     (439)     (397)
---------------------------------------------------------------------------------------

Recoveries:
  Commercial                                 11         8        41        59         1
  Real estate-construction                    0         0         0         0         0
  Real estate-mortgage                       24        43        16       333        16
  Installment/Consumer                       14        16        38        47        22
---------------------------------------------------------------------------------------
                                             49        67        95       439        39
---------------------------------------------------------------------------------------

Net Charge-offs                            (353)     (725)     (160)        0      (358)
---------------------------------------------------------------------------------------

Additions charged to operations             550       600       500       400       550

Allowance attributable to acquisition         0         0         0       456         0
---------------------------------------------------------------------------------------

Balance at December 31:                  $3,766    $3,569    $3,694    $3,354    $2,498
=======================================================================================
Allowance for Loan Losses as a
 percent of year end loans                 1.56%     1.64%     1.73%     1.69%     1.65%

Ratio of net charge-offs to
 average loans outstanding                 0.15%     0.34%     0.08%     0.00%     0.25%

      The Allowance for Loan Losses at year end December 31, 1999 was $3,765,872; and $3,569,282, $3,693,865, $3,354,311, and $2,497,774 for years ending 1998, 1997, 1996, and 1995 respectively. The Allowance for Loan Losses as a percent of year end loans was 1.56% in 1999, 1.64% in 1998, 1.73% in 1997, 1.69% in 1996, and 1.65% in 1995.

      The level of the Allowance for Loan Losses is evaluated by management and encompasses several factors. These factors include but are not limited to recent trends in the nonperforming loans, the adequacy of the assets which collateralize the nonperforming loans, the level of nonaccrual loans, current economic conditions in the market area and various other external and internal factors. Management's assessment of the adequacy of the Allowance for Loan Losses is reviewed by regulators and by the Company's independent accountants.

      The Company's provision for loan losses, which is a deduction from earnings, in 1999 was $550,000. Prior years' provisions were $600,000, $500,000, $400,000, and $550,000 for years ending 1998, 1997, 1996, and 1995 respectively. In 1999, the Company realized recoveries of previously charged-off loans of $49,000. Recoveries recorded in previous years were $67,000, $95,000, $439,000, and $39,000 in 1998, 1997, 1996, and 1995 respectively.

      The amount provided to the Allowance for Loan Losses was deemed appropriate by management after full consideration of the value of the assets securing the nonaccrual loans.

      The table below shows an allocation of the allowance for loan losses as of the end of each of the last five years.

                 ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES


                  December 31, 1999     December 31, 1998     December 31, 1997     December 31, 1996     December 31, 1995
----------------------------------------------------------------------------------------------------------------------------
                         Percent of            Percent of            Percent of            Percent of            Percent of
                          Loans in              Loans in              Loans in              Loans in              Loans in
                            Each                  Each                  Each                  Each                  Each
                         Category to           Category to           Category to           Category to           Category to
                 Amount  Total Loans   Amount  Total Loans   Amount  Total Loans   Amount  Total Loans   Amount  Total Loans
----------------------------------------------------------------------------------------------------------------------------
                                                           (Dollars in Thousands)

Commercial      $1,356(1)    19.52%   $1,249(1)    20.06%   $  984(1)    17.14%   $  789(1)    15.70%   $  597(1)    11.08%
Real estate
 Construction      34         2.07%       27        1.73        44        3.12        41        3.46        40        4.55
Real estate
 Mortgage       1,924(2)     74.48%    1,964(2)    75.21     2,311(2)    76.50     2,150(2)    77.42     1,581(2)    80.23
Consumer(3)       452(4)      3.93%      329(4)     3.00       355(4)     3.24       374(4)     3.42       280(4)     4.14
--------------------------------------------------------------------------------------------------------------------------
               $3,766       100.00%   $3,569      100.00%   $3,694      100.00%   $3,354      100.00%   $2,498      100.00%
==========================================================================================================================

<F1>  Includes amounts specifically reserved for impaired loans of $234,205 as of December 31, 1999, $128,207 as of December 31, 1998, $42,937 as of
      December 31, 1997, $0.00 as of December 31, 1996 and $214,542 as of
      December 31, 1995, as required by Financial Accounting Standard No. 114, Accounting for Impairment of Loans.
<F2>  Includes amounts specifically reserved for impaired loans of $147,884 as of December 31, 1999, $187,554 as of December 31, 1998, $566,220 as of
      December 31, 1997, $838,290 as of December 31, 1996, and $240,500 as of
      December 31, 1995, as required by Financial Accounting Standard No. 114, Accounting for Impairment of Loans.
<F3>  Includes consumer, obligations of states and political subdivisions and other.
<F4>  Includes amounts specifically reserved for impaired loans of $39,241 as of December 31, 1999, $9,126 as of December 31, 1998, $14,413 as of
      December 31, 1997, $0.00 as of December 31, 1996 and $0.00 as of December 31, 1995 as required by Financial Accounting Standard No. 114, Accounting for Impairment of Loans.

      The loan portfolio's largest segment of loans is commercial real estate loans, which represent 52.86% of gross loans. Residential real estate, which is the second largest segment of the loan portfolio, represents 21.62% of gross loans. The Company requires a loan to value ratio of 80% in both commercial and residential mortgages. These mortgages are secured by real properties which have a readily ascertainable value.

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

      Commercial loans consist of loans predominantly collateralized by inventory, furniture and fixtures, and accounts receivable. In assessing the collateral for this type of loan, management applies a 40% liquidation value to inventories; 25% to furniture, fixtures and equipment; and 60% to accounts receivable. Commercial loans represent 19.5% of the loan portfolio.

      Consumer loans are generally unsecured borrowings and represent 3.9% of the total loan portfolio. These loans have a higher degree of risk than residential mortgage loans. The underlying collateral of a secured consumer loan tends to depreciate in value. Consumer loans are typically made based on the borrower's ability to repay the loan through continued financial stability. The Company endeavors to minimize risk by reviewing the borrower's repayment history on past debts, and assessing the borrower's ability to meet existing obligations on the proposed loans.

      Total losses in 1999 amounted to $402,000, when compared to losses of $792,000 in 1998, $255,000 in 1997, $439,000 in 1996, and $397,000 in 1995.
The real estate-mortgage category incurred losses of $23,000 compared to $716,000 in 1998, $147,000 in 1997, $136,000 in 1996, and $79,000 in 1995.

V.    DEPOSITS

      Deposits are obtained from individuals and from small and medium sized businesses in the local market area. The Bank also attracts deposits from municipalities and other government agencies. The Bank does not solicit or accept brokered deposits.

      The following table sets forth the average amount and the average rate paid on deposits for the periods indicated.


                                              1999                   1998                   1997
--------------------------------------------------------------------------------------------------------
                                       Average     Average    Average     Average    Average     Average
(Dollars in Thousands)                 Balance      Rate      Balance      Rate      Balance      Rate
--------------------------------------------------------------------------------------------------------

Noninterest-bearing Demand Deposits    $ 52,261     0.00%     $ 46,217     0.00%     $ 43,724     0.00%
Interest-bearing Demand Deposits         38,404     2.59        38,764     3.09        37,739     3.19
Savings Deposits                         48,442     2.11        43,885     2.45        42,642     2.50
Money Market Deposits                    12,188     1.76        13,777     1.98        14,116     1.99
Time Deposits $100,000 or More           26,857     4.93        22,945     5.52        23,162     5.42
Other Time Deposits                     130,393     5.20       119,118     5.62       109,278     5.91
------------------------------------------------------------------------------------------------------
Totals                                 $308,545     3.35%     $284,706     3.69%     $270,661     3.79%
======================================================================================================

      As of December 31, 1999, time certificates of deposit in amounts of $100,000 or more had the following maturities:


                                         (Dollars in Thousands)

Three months or less                            $ 7,481
Over three months through six months              7,167
Over six months through twelve months            10,349
Twelve months and over                            3,535
                                                -------
                                                $28,532
                                                =======

VI.   RETURNS ON EQUITY AND ASSETS

      The following table shows consolidated operating and capital ratios of the Company for each of the last three years:


                                  Year Ended December 31,
                                --------------------------
                                 1999      1998      1997
                                --------------------------

      Return on Assets           1.11%     1.06%     0.96%
      Return on Equity          12.56%    11.98%    12.27%
      Dividend Payout Ratio     34.36%    28.54%    27.57%
      Equity to Assets Ratio     8.85%     8.86%     7.79%

VII.  SHORT TERM BORROWINGS

      The following table shows the Company's short-term borrowings at the end of each of the last three years, the maximum amount of borrowings and the average amounts outstanding as well as weighted average interest rates for the last three years.


(Dollars in Thousands)         1999      1998      1997
--------------------------------------------------------

Balance at December 31        $1,248    $   42    $1,200
Maximum Amount Outstanding
 at Any Month's End           $4,000    $1,365    $1,725
Average Amount Outstanding
 During the Year              $  889    $  813    $1,067
Weighted Average Interest
 Rate During the Year           5.93%     5.65%     4.91%

      The Bank has the ability to borrow funds from correspondent banks and the Federal Home Loan Bank, as well as the Federal Reserve Bank of Boston, by pledging various investment securities as collateral. During 1999, there were thirty-five various days when the Company borrowed to meet short term liquidity needs. The Company did not borrow during 1998 and 1997. Tax payments made by our customers, which are owed to the Federal Reserve Bank Treasury Tax and Loan account, are classified as borrowed funds. The Company had a note payable of $847,990 due to Fleet Bank which was paid in full in November 1999. This note was assumed from Fairbank, Inc. at the time of the acquisition. Because of the term of the note, including applicable prepayment fees, management determined it advantageous for the Bank not to pay off the note until its final maturity date of November 25, 1999. There is also $6,756,767 in borrowings from the Federal Home Loan Bank which represent the match funding program that is available to qualified borrowers.

Accounting for Deferred Income Taxes
------------------------------------

      The net deferred tax at year end 1999 was $2,428,729. The amount of taxable income required to be generated to fully realize such net deferred tax asset will be approximately $7.3 Million. The taxable income earned by the Company in 1999 was $5,779,245.

                                   ITEM 2

                                 PROPERTIES

      The main office of the Bank is located at 100 Slade's Ferry Avenue, Somerset, Massachusetts at the junctions of U.S. Routes 6, 138, and 103. The Bank has twelve additional branches located in Fairhaven, Fall River, New Bedford, Seekonk, Somerset and Swansea, Massachusetts. As of December 31, 1999, the following Bank properties are owned either directly by the Bank or through its subsidiary, the Slade's Ferry Realty Trust:


                          Location                                 Sq. Footage
------------------------------------------------------------------------------

Main Office               100 Slade's Ferry Avenue    Somerset, MA      37,000
North Somerset            2722 County Street          Somerset, MA       3,025
Linden Street             244-253 Linden Street       Fall River, MA     1,750
Brayton Avenue            855 Brayton Avenue          Fall River, MA     3,325
North Swansea             2388 G.A.R. Highway         Swansea, MA        2,960
Seekonk                   1400 Fall River Avenue      Seekonk, MA        2,300
Fairhaven                 75 Huttleston Avenue        Fairhaven, MA     13,000
South Main Street         1601 South Main Street      Fall River, MA     6,604
Ashley Boulevard          833 Ashley Boulevard        New Bedford, MA    2,655

Offices listed below are leased properties with the indicated lease expiration dates.

Swansea Mall
 (expires 2003)           Rt 118                      Swansea, MA        2,250
Brayton Avenue
 Drive Up Complex         16 Stevens St.              Fall River, MA
 (expires 2000)
Walgreens Drug Store      838 Pleasant St.            New Bedford, MA      835
 (expires 2004)

Loan Production Office    188 Airport Road            Warwick, RI          600
 (Expires 2002)

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

                                   ITEM 3

                              LEGAL PROCEEDINGS

      The Company is not a party to any pending legal proceedings. The civil suit brought in Plymouth Superior Court by a former employee of the National Bank of Fairhaven was settled.

                                   ITEM 4

             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter of 1999, no matters were submitted to a vote of stockholders of the Company.

                                   PART II

                                   ITEM 5

           MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      Reference is hereby made to the Company's Annual Report to Stockholders for the year ended December 31, 1999, attached as an exhibit hereto. The information set forth on page 5 of such Annual Report under the heading "Market for Registrant's Common Equity and Related Stockholder Matters" is incorporated herein by reference.

                                   ITEM 6

                           SELECTED FINANCIAL DATA

      Reference is hereby made to the Company's Annual Report to Stockholders for the year ended December 31, 1999, attached as an exhibit hereto. The information set forth on page 6 of such Annual Report under this heading is incorporated herein by reference.

                                   ITEM 7

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

      Reference is hereby made to the Company's Annual Report to Stockholders for the year ended December 31, 1999, attached as an exhibit hereto. The information under the heading "Management's Discussion and Analysis" and set forth on pages 7 through 16 of such Annual Report is incorporated herein by reference.

                                   ITEM 7A

         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The most significant market risk factor affecting the financial condition and operating results of Slade's Ferry Bancorp is interest rate risk. Reference is hereby made to this Form 10-K, pages 10 & 11, under the headings "Interest Rate Risk" and "Interest Sensitivity GAP Report" for a discussion of market risk.

                                   ITEM 8

                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Reference is hereby made to the Company's Annual Report to Stockholders for the year ended December 31, 1999, attached as an exhibit hereto. The consolidated balance sheets at December 31, 1999 and 1998, and the consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999 and the related notes with the report of Shatswell, MacLeod and Company, P.C., independent auditors, which appear on pages 17 through 39 of such Annual Report to Stockholders, are incorporated herein by reference.

                                   ITEM 9

                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                   ON ACCOUNTING AND FINANCIAL DISCLOSURE

      The Company had no disagreements with its independent accountants on accounting and financial disclosure matters.

                                  PART III

                                   ITEM 10

             DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Reference is hereby made to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders April 10, 2000. The information set forth under the heading "Directors and Executive Officers" on pages 11 through 14 and under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" on page 16 of such Proxy Statement is incorporated herein by reference.

                                   ITEM 11

                           EXECUTIVE COMPENSATION

      Reference is hereby made to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders April 10, 2000. The information set forth under the heading "Executive Compensation Tables and Information" on pages 18 through 22 of such Proxy Statement is incorporated herein by reference.

                                   ITEM 12

       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Reference is hereby made to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders April 10, 2000. The information set forth under this heading on pages 14 through 16 of such Proxy Statement is incorporated herein by reference.

                                   ITEM 13

               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Reference is hereby made to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders April 10, 2000. The information set forth under this heading on page 24 of such Proxy Statement is incorporated herein by reference.

                                   ITEM 14

      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of the Company's Annual Report to stockholders for the year ended December 31, 1999, attached as an exhibit hereto.

      (1)    Consolidated Financial Statements
                                                           Page
             Report of Independent Auditors                 17
             Consolidated Balance Sheets                    18
             Consolidated Statements of Income              19
             Consolidated Statements of Changes in
              Stockholders' Equity                          20
             Consolidated Statements of Cash Flows          21
             Notes to Consolidated Financial Statements     23

      (2)    Financial Statement Schedules
             All financial statement schedules required by Item 14(a)(2) have been omitted because they are inapplicable or because the required information has been included in the Consolidated Financial Statements or Notes thereto.

      (3)    Exhibits: see attached Exhibits Index

(b)   Reports on Form 8-K: None


                                 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 20, 2000.

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


/s/ Thomas B. Almy               3/20/00    /s/ Ralph S. Borges                   3/20/00
Thomas B. Almy                              Ralph S. Borges
Director                                    Treasurer/Chief Financial Officer/
                                            Chief Accounting Officer

/s/ James D. Carey               3/20/00    /s/ Peter G. Collias                  3/20/00
James D. Carey                              Peter G. Collias
Executive Vice President and Director       Director


/s/ Donald T. Corrigan           3/20/00    /s/ Melvyn A. Holland                 3/20/00
Donald T. Corrigan                          Melvyn A. Holland
Chairman of the Board and Director          Director


/s/ William Q. MacLean Jr.       3/20/00    /s/ Francis A. Macomber               3/20/00
William Q. MacLean Jr.                      Francis A. Macomber
Director                                    Director


/s/ Majed Mouded, MD             3/20/00    /s/ Shaun O'Hearn Sr.                 3/20/00
Majed Mouded, MD                            Shaun O'Hearn Sr.
Director                                    Director


/s/ Lawrence J. Oliveira, DDS    3/20/00    /s/ Peter Paskowski                   3/20/00
Lawrence J. Oliveira, DDS                   Peter Paskowski
Director                                    Director


/s/ Kenneth R. Rezendes          3/20/00    /s/ William J. Sullivan               3/20/00
Kenneth R. Rezendes                         William J. Sullivan
President and Chief Executive Officer       Director


/s/ Charles Veloza               3/20/00    /s/ David F. Westgate                 3/20/00
Charles Veloza                              David F. Westgate
Director                                    Director

                                Exhibit Index

Exhibit
  No.                     Description                       Page
-------                   -----------                       ----

 3.1       Articles of Incorporation of Slade's Ferry        (1)
           Bancorp as amended

 3.2       By-laws of Slade's Ferry Bancorp as amended       (2)

10.1       Agreement and Plan of Merger by and between       (3)
           Slade's Ferry (formerly Weetamoe) Bancorp and
           Fairbank, Inc.

10.2       Slade's Ferry (formerly Weetamoe) Bancorp
           1996 Stock Option Plan                            (3)

10.3       Noncompetition Agreement between Slade's          (4)
           Ferry Trust Company and Edward S.
           Machado (A substantially identical contract
           exists with Peter Paskowski)

10.4       Supplemental Executive Retirement Agreement       (5)
           between Slade's Ferry (formerly Weetamoe)
           Bancorp and Donald T. Corrigan

10.5       Supplemental Executive Retirement Agreement       (2)
           between Slade's Ferry (formerly Weetamoe)
           Bancorp and James D. Carey

10.6       Supplemental Executive Retirement Agreement       (2)
           between Slade's Ferry (formerly Weetamoe)
           Bancorp and Manuel J. Tavares

10.7       Swansea Mall Lease                                (4)

13 Annual report to security-holders for fiscal year ended December 31, 1999

21         List of subsidiaries of Slade's Ferry Bancorp.

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