Form 10-Q
period 2000-03-31
SLADES FERRY BANCORP
filed 2000-05-12
CIK 857499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 2000

Commission file number 000-23904

SLADE'S FERRY BANCORP
(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-3061936 (I.R.S. Employer Identification Number)
100 Slade's Ferry Avenue Somerset, Massachusetts (Address of principal executive offices)	02726 (Zip Code)

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

Common stock ($.01 par value) 3,720,342.9 shares as of March 31, 2000.

PART I

ITEM 1

Financial Statements

SLADE'S FERRY BANCORP

CONSOLIDATED BALANCE SHEET
(UNAUDITED)
March 31, 2000	December 31, 1999

ASSETS:
Cash and due from banks
Money market mutual funds
Federal funds sold
    Cash and Cash Equivalents
Investment securities(1)
Securities available for sale(1)
Federal Home Loan Bank stock
Loans (net)
Premises and equipment
Other real estate owned
Accrued interest receivable
Goodwill
Cash surrender value of life insurance
Other assets
TOTAL ASSETS
LIABILITIES & STOCKHOLDERS' EQUITY:
Deposits
Advances from Federal Home Loan Bank
Other borrowed funds
Other liabilities
TOTAL LIABILITIES
Preferred stockholders' equity in a
  subsidiary company
STOCKHOLDERS' EQUITY:
Common stock
Paid in capital
Retained earnings
Accumulated other comprehensive income (loss)
TOTAL STOCKHOLDERS' EQUITY
TOTAL LIABILITIES &
  STOCKHOLDERS' EQUITY

$  15,904,478
48,706
      5,000,000
20,953,184
20,883,097
65,076,736
1,013,400
242,220,023
6,929,424
0
2,214,883
2,570,268
1,681,877
      3,797,523
$367,340,415

$320,680,386
11,724,273
1,068,826
      1,608,223
  335,081,708

           53,000

37,204
25,207,707
8,508,957
    (1,548,161)
    32,205,707

$367,340,415

$  16,061,445
47,521
      5,000,000
21,108,966
19,488,603
61,303,505
1,013,400
237,668,852
7,062,906
353,095
1,942,751
2,626,968
1,629,225
      3,922,306
$358,120,577

$316,431,187
6,756,767
1,248,461
      1,966,916
  326,403,331

           53,000

35,204
23,147,447
9,635,213
    (1,153,618)
    31,664,246

$358,120,577

____________________
(1)	Investment securities are to be held to maturity and have a fair market value of $20,519,177 as of March 31, 2000 and $19,259,657 as of December 31, 1999.
(2)	Securities classified as Available for Sale are stated at fair value with any unrealized gains or losses reflected as an adjustment in Stockholders' Equity.

CONSOLIDATED STATEMENT OF INCOME AND EXPENSE
(UNAUDITED)
3 MONTHS ENDING MARCH 31,

	2000	1999
INTEREST AND DIVIDEND INCOME: Interest and fees on loans Interest and dividends on investments Other interest Total interest and dividend income	$5,317,380 1,274,982 106,818 6,699,180	$4,768,939 1,193,818 104,039 6,066,796
INTEREST EXPENSE: Interest on deposits Interest on other borrowed funds Total interest expense Net interest and dividend income	2,797,693 181,395 2,979,088 3,720,092	2,607,655 93,290 2,700,945 3,365,851
PROVISION FOR LOAN LOSSES Net interest and dividend income after provision for loan losses	150,000 3,570,092	150,000 3,215,851
OTHER INCOME: Service charges on deposit accounts Security gains (losses), net Other income Total other income	199,052 (4,757) 210,444 404,739	227,080 291,566 96,947 615,593

OTHER EXPENSE:
Salaries and employee benefits
Occupancy expense
Equipment expense
Loss (gain) on sale of other real estate owned
Other expense
    Total other expense
Income before income taxes
Income taxes
NET INCOME

	1,498,463 224,282 137,372 (49,758) 678,057 2,488,416 1,486,415 478,415 $1,008,000	1,447,322 209,835 137,748 20,365 608,193 2,423,463 1,407,981 535,539 $ 872,442
Earnings per share Diluted earnings per share Average shares outstanding	$ 0.27 $ 0.27 3,714,552	$ 0.24 $ 0.24 3,632,211

SLADE'S FERRY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31
(Unaudited)

Reconciliation of net income to net cash used in operating activities:

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income
Adjustments to reconcile net income to net cash used
  in operating activities:
    Accretion, net of amortization of fair market value adjustments
    Amortization of goodwill
    Depreciation and amortization
    Gain on sale of fixed assets
    Securities available for sale (gains)losses, net
    Provision for loan losses
    Increase (decrease) in taxes payable
    (Increase) decrease in interest receivable
    Increase (decrease) in interest payable
    Increase (decrease) in accrued expenses
    (Increase) decrease in prepaid expenses
    Accretion of securities, net of amortization
    Accretion of securities available for sale, net of amortization
    (Gain) loss on sale of other real estate owned
    Change in unearned income
    (Increase) decrease in other assets
    Increase in other liabilities
    Net cash (used in) provided by operating activities

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of securities available for sale
    Maturities of securities available for sale
    Sales of securities available for sale
    Proceeds from sale of other real estate owned
    Proceeds from maturities of investment securities
    Purchases of investment securities
    Net (increase) decrease in loans
    Capital expenditures
    Proceeds from sales of fixed assets
    Purchases of Federal Home Loan Bank Stock
    Recoveries of previously charged-off loans
    Net cash provided by (used in) investing activities

2000

$   1,008,000

(2,850)
56,700
171,958
-0-
4,757
150,000
512,460
(272,132)
26,578
(472,931)
(13,551)
(17,285)
9,927
(49,758)
(24,701)
(161,422)
          87,660
     1,013,410

(7,652,856)
1,090,963
2,114,080
402,853
1,512,853
(2,890,063)
(4,777,957)
(38,476)
-0-
-0-
        104,337
  (10,134,266)

1999

$      872,442

(2,179)
56,700
165,528
-0-
(291,566)
150,000
(90,872)
(617,610)
16,028
13,623
(41,395)
(24,984)
19,548
20,365
(37,251)
(287,649)
        304,925
        225,653

(15,344,041)
4,620,816
451,582
79,635
3,692,532
(482,373)
(3,476,678)
(185,635)
-0-
(113,500)
          11,929
  (10,745,733)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of stock
    Net increase (decrease) in demand deposits, NOW, money market and savings accounts
    Net increase in time deposits
    Net increase (decrease) in short-term borrowing
    Dividends paid
    Increase (decrease) in Federal Home Loan Bank borrowings
    Decrease in notes payable
    Net cash provided by (used in) financing activities
    Net increase (decrease) in cash and cash equivalents
    Cash and cash equivalents at beginning of period
    Cash and cash equivalents at end of period

	$ 227,657 2,707,176 1,542,023 (179,635) (299,653) 4,967,506 -0- 8,965,074 (155,782) 21,108,966 $ 20,953,184	$ 170,436 (6,682,657) 1,880,640 448,652 (207,499) (23,906) (24,330) (4,438,664) (14,958,744) 30,229,037 $ 15,270,293
SUPPLEMENTAL DISCLOSURES; Loans originating from sales of Other Real Estate Owned Interest paid Income taxes paid Loans transferred to Other Real Estate Owned	$ 259,000 $ 2,952,510 $ 34,045 $ -0-	$ 125,000 $ 2,684,917 $ 626,411 $ 218,045

SLADE'S FERRY BANCORP AND SUBSIDIARY, SLADE'S FERRY TRUST COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2000

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of Slade's Ferry Bancorp, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

Note B - Accounting Policies

The accounting principles followed by Slade's Ferry Bancorp and subsidiary and the methods of applying these principles which materially affect the determination of financial position, results of operations, or changes in financial position are consistent with those used at year-end 1999.

The consolidated financial statements of Slade's Ferry Bancorp include its wholly-owned subsidiary, Slade's Ferry Trust Company, and its subsidiaries, the Slade's Ferry Realty Trust, the Slade's Ferry Securities Corporation, Slade's Ferry Preferred Capital Corporation, and Slade's Ferry Loan Company.

ITEM 2

Management's Discussion and Analysis

Financial Condition

Assets at March 31, 2000 increased by $9.2 Million to $367.3 Million from $358.1 Million reported at December 31, 1999. Net loans were up by $4.5 Million and the combined investment portfolio expanded by $5.2 Million. Loan demand remains prominent in the region particularly in the small business sector. Funding for the new loans was provided by a moderate growth in deposits. The increase in investments originated through a borrowing transaction of $5.0 Million with the Federal Home Loan Bank.

Deposits were up by $4.2 Million to $320.7 Million reported at year-end 1999. Growth in deposits was due to general business conditions in addition to the offering of special rates in certificate of deposit products.

The Bank is in the process of purchasing approximately $4.5 Million of single premium paid-up life insurance policies for its President and Vice Presidents. The Bank is the owner of the policies and will carry the cash surrender value of the policies as an asset and record the monthly increases in that cash value as income. This "Bank Owned Life Insurance" (BOLI) will provide a split dollar death benefit for the executives and the Bank. It is anticipated that the transaction will occur in the second quarter. Funding for the program will be provided by excess liquidity and investments scheduled to mature during the second quarter.

The investment portfolio represents the second largest component of the Company's assets and consists of securities in the Available-for-Sale category and securities in the Held-to-Maturity category. The designation of which category the security is to be classified as is determined at the time of the purchase of the investment instrument.

The Held-to-Maturity category consists predominately of securities of U.S. Treasury, U.S. Government corporation and agencies, and securities issued by states of the United States and political subdivisions of states. The Company has the positive intent and ability to hold these securities to maturity. In managing the Held-to-Maturity portfolio, the Company seeks to maximize its return and maintain consistency to meet short and long term liquidity forecasts by purchasing securities with maturities laddered within a short-term period of 1-3 years, a mid-term period of 3-5 years, and some securities extending out to 10 years. The Company does not purchase investments with off-balance sheet characteristics, such as swaps, options, futures, and other hedging activities that are called derivatives. The main objective of the investment policy is to provide adequate liquidity to meet reasonable declines in deposits and any anticipated increases in the loan portfolio, to provide safety of principal and interest, to generate earnings adequate to provide a stable income and to fit within the overall asset/liability management objectives of the Company.

Investment Securities are securities that the Company will hold to maturity and are carried at amortized cost on the balance sheet, and are summarized as follows as of March 31, 2000.
(Dollars in Thousands)	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Debt securities issued by the U. S. Treasury and other U. S. Government corporations and agencies	$ 8,932	$ 1	$ 43	$ 8,890
Debt securities issued by states of the United States and political subdivisions of the states	11,881	---	322	11,559
Mortgage-backed securities	69	---	---	69
Other debt securities	1	---	---	1
	$20,883	$ 1	$ 365	$20,519

Securities in the Available-for-Sale category are securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. These securities may be sold in response to interest rate changes, liquidity needs or other factors. Any unrealized gains or losses, net of taxes, is reflected in Stockholders' Equity as a separate component.

Investment in Available-for-Sale securities are carried at fair value on the balance sheet and are summarized as follows as of March 31, 2000.
(Dollars in Thousands)	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Debt securities issued by the U. S. Treasury and other U. S. Government corporations and agencies	$40,484	$ ---	$1,859	$38,625
Corporate Bonds	718	---	27	691
Marketable Equity	3,856	555	616	3,795
Mortgage-backed securities	22,596	---	630	21,966
	$67,654	$555	$3,132	$65,077
Decrease to Stockholders' Equity: (In Whole Dollars) Unrealized loss on Available for Sale Securities Less tax effect Net unrealized loss on Available for Sale Securities	$2,577,210 1,032,073 $1,545,137

The Available-for-Sale category at March 31, 2000 had net unrealized losses, net of taxes of $1,545,137 of which $1,511,507 of unrealized losses are attributed to securities of U.S. Treasury, Other U.S. Government corporations and agencies, and mortgage-backed securities and $33,630 in unrealized losses are attributable to marketable equity securities.

Securities of U.S. Treasury, U.S. Government corporations and agencies, and mortgage-backed securities have little or no credit risk, other than being sensitive to changes in interest rates; and if held-to-maturity, these securities will mature at par. The Company amortizes premiums and accretes discounts over the life of the security.

Marketable equity securities, however, have a greater risk as they are subject to rapid market fluctuations. These securities are constantly monitored and evaluated to determine their suitability for sale or retention in the portfolio. Management minimizes its risk by limiting the total amount invested into marketable equity securities to 5% of the total investment portfolio. At March 31, 2000, the amount invested in marketable equity securities was 4.4% of the total investment portfolio distributed over various business sectors.

INFORMATION WITH RESPECT TO NONACCRUAL AND PAST DUE LOANS
AT MARCH 31, 2000 AND 1999 AND DECEMBER 31, 1999 AND 1998
	At March 31		At December 31
(Dollars in Thousands)	2000	1999	1999	1998
Nonaccrual Loans	$1,481	$2,998	$1,777	$3,331
Loans 90 days or more past due and still accruing	162	287	248	317
Real estate acquired by foreclosure or substantively repossessed	-0-	1,144	353	1,026
Percentage of nonaccrual loans to total loans	0.60%	1.38%	0.73%	1.53%
Percentage of nonaccrual loans and real estate acquired by foreclosure or substantively repossessed to total assets	0.40%	1.23%	0.74%	1.54%
Percentage of allowance for loan losses to nonaccrual loans	266.45%	124.35%	211.92%	107.15%

The $1.5 Million in nonaccrual loans consists of $1.0 Million of real estate mortgages and $.5 Million attributed to commercial loans. There are no restructured loans included in nonaccrual loans as of March 31, 2000.

The Company's nonperforming assets as a total decreased to $1.6 Million at March 31, 2000, from $2.4 Million reported on December 31, 1999. The Company considers nonaccrual loans , loans past due 90 days or more but still accruing, and real estate acquired by foreclosure or substantively repossessed as nonperforming assets. Nonaccrual loans which is the largest component of nonperforming assets decreased by $296,000 during the first quarter. Loans 90 day or more but still accruing decreased by $86,000 during the current quarter and the Bank has sold all the real estate acquired through foreclosure during this period.

The percentage of nonaccrual loans to total loans decreased from 0.73% reported at year end to 0.60% at March 31, 2000 due to the combination of an increase in total loans and a decrease in the nonaccrual category. The percentage of nonaccrual loans and real estate acquired by foreclosure or substantively repossessed to total assets decreased due to the decrease in nonaccrual loans as well as the disposition of other real estate owned.

INFORMATION WITH RESPECT TO INTEREST ON NONACCRUAL AND PAST DUE
LOANS AT MARCH 31, 2000 AND 1999 AND DECEMBER 31, 1999 AND 1998
	At March 31		At December 31
(Dollars in Thousands)	2000	1999	1999	1998

Nonaccrual Loans	$1,481	$2,998	$1,777	$3,331
Interest income that would have been recorded under original terms	31	70	146	318
Interest income recorded during the period or substantively repossessed	3	3	37	37

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

Included in the $1.5 Million in nonaccrual loans are $1,459,008 which the Company has determined to be impaired, for which $462,134 have a related allowance for credit losses of $266,185 and $996,874 have no related allowance for credit losses. Management is not aware of any other loans that pose a potential credit risk or where the loans are current but the borrowers are experiencing financial difficulty.

There were no other loans classified for regulatory purposes at March 31, 2000 that management reasonably expects will materially impact future operating results, liquidity or capital resources.

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	Three Months At March 31		Years Ended At December 31
(Dollars in Thousands)	2000	1999	1999	1998
Balance at January 1 Charge-offs: Commercial Real estate - construction Real estate - mortgage Installment/consumer	$3,766 73 -0- -0- 2 (75)	$3,569 0 0 0 (4) (4)	$3,569 (221) (0) (23) (158) (402)	$3,694 0 0 (716) (76) (792)
Recoveries: Commercial Real estate - construction Real estate - mortgage Installment/consumer	78 -0- 16 10 104	5 0 0 7 12	11 0 24 14 49	8 0 43 16 67
Net Charge-offs Additions charged to operations Balance at end of period Ratio of net charge-offs to average loans outstanding	29 150 $3,945 (.012)%	(8) 150 $3,727 .004%	(353) 550 $3,766 0.15%	(725) 600 $3,569 0.34%

The Allowance for Loan Losses at March 31, 2000 was $3,945,228, compared to $3,765,872 at year end 1999. The Allowance for Loan Losses as a percentage of outstanding loans was 1.61% at March 31, 2000, and 1.64% at December 31, 1999.

The Bank provided $550,000 in 1999, $600,000 in 1998, and $150,000 as of March 31, 2000 to the Allowance for Loan Losses. Loans charged off were $402,000 in 1999, $792,000 in 1998, and $75,000 as of March 31, 2000. Recoveries on loans previously charged off were $49,000 in 1999, $67,000 in 1998, and $104,000 as of March 31, 2000. Management believes that the Allowance for Loan Losses of $3,945,228 is adequate to absorb any losses in the foreseeable future, due to the Bank's strong collateral position and the current asset quality.

The level of the Allowance for Loan Losses is evaluated by management and encompasses several factors, which include but are not limited to, recent trends in the nonperforming loans, the adequacy of the assets which collateralize the nonperforming loans, current economic conditions in the market area, and various other external and internal factors.

This table shows an allocation of the allowance for loan losses as of the end of each of the periods indicated.
	March 31, 2000		December 31, 1999		December 31, 1998
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
(Dollars in Thousands)
Domestic: Commercial Real estate - Construction Real estate - mortgage Consumer(3)	$1,455(1) 26 1,941(2) 523(4) $3,945	20.01% 1.56 74.23 4.20 100.00%	$1,356(1) 34 1,924(2) 452(4) $3,766	19.52% 2.07 74.48 3.93 100.00%	$1,249(1) 27 1,964(2) 329(4) $3,569	20.06% 1.73 75.21 3.00 100.00%

____________________

(1)

Includes specifically reserved for impaired loans of $218,861 as of March 31, 2000, $234,205 as of December 31, 1999, and $128,207 as of December 31, 1998 as required by Financial Accounting Standard No. 114, Accounting for Impairment of Loans.

(2)

Includes specifically reserved for impaired loans of $98,114 as of March 31, 2000, $147,884 as of December 31, 1999, and $187,554 as of December 31, 1998 as required by Financial Accounting Standard No. 114, Accounting for Impairment of Loans.

(3)	Includes consumer, obligations of states and political subdivisions and other.
(4)

Includes amounts specifically reserved for impaired loans of $30,513 as of March 31, 2000, $39,241 as of December 31, 1999, and $9,126 as of December 31, 1998 as required by Financial Accounting Standard No. 114, Accounting for Impairment of Loans.

The loan portfolio's largest segment of loans is commercial real estate loans, which represent 59% of gross loans. Residential real estate, represents 15% of gross loans. The Company requires a loan to value ratio of 80% in both commercial and residential mortgages. These mortgages are secured by real properties which have a readily ascertainable appraised value.

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

Consumer loans are generally unsecured credits and represent 4% of the total loan portfolio. These loans have a higher degree of risk then residential mortgage loans. The underlying collateral of a secured consumer loan tends to depreciate in value. Consumer loans are typically made based on the borrower's ability to repay the loan through continued financial stability. The Company endeavors to minimize risk by reviewing the borrower's repayment history on past debts, and assessing the borrower's ability to meet existing obligations on the proposed loans.

The allocation of the Allowance for Loan Losses is based on management's judgement of potential losses in the respective portfolios. While management has allocated reserves to various portfolio segments, the Allowance is general in nature and is available for the portfolio in its entirety.

Results of Operations

The Company's largest source of earnings is net interest and dividend income, which is the difference between interest income earned on loans and investments and interest expense paid on deposits and borrowed funds. Net interest and dividend income for the three months ending March 31, 2000 increased by $354,241 to $3,720,092 when compared to $3,365,851 recorded during the same period in 1999. Total interest and dividend income increased by $632,384 due to a larger loan base and expansion of the investment portfolio. This was offset by an increase in interest expense of $278,143 due to higher deposit levels being serviced during the current three month period compared to the same period in the previous year, and also an increase in borrowings from the Federal Home Loan Bank.

The Provision for Loan Losses is a charge against earnings and funds the Allowance for Loan Losses. It is management's desire to maintain an appropriate ratio of the Allowance for Loan Losses to total outstanding loans. The Bank's provision during the three month period ending March 31, 2000 was $150,000, the same amount that was recorded during the same period in the prior year.

Total Other Income decreased by $210,854 for the first quarter in 2000 when compared to the same period in 1999. Service charges on deposit accounts decreased by $28,028 primarily due to a lesser amount of fees earned on overdraft accounts and a lower amount of service charges being realized on demand deposit accounts as a result of higher levels of compensating balances carried in the business checking accounts category.

The Bank realized losses on sale of securities of $4,757 during the first three months of 2000 compared to gains of $291,566 realized in the same period in the prior year. The net loss was a combination of losses totaling $94,866 incurred from the sale of various low yielding investment securities which were offset by gains of $90,109 realized on sale of marketable equity securities.

The line item Other Income includes recognition of increased cash surrender value in life insurance policies associated with the Directors Life Insurance program totaling $41,057, $59,000 of prior years expense accrual that did not materialize, and other miscellaneous income earned due to general business conditions.

The category Other Expense was up by $64,953 to $2,488,416 during the first three months ending March 31, 2000 compared to $2,423,463 reported for the same period in 1999. Salaries and employee benefits increased by $51,141 due to general wage adjustments occurring at year end 1999. Occupancy and equipment expenses combined increased slightly by $14,071. The Bank incurred gains totaling $49,758 on sales of real estate acquired through foreclosure compared to losses of $20,365 realized during the same period in the previous year.

The following table sets forth the components of the line item Other Expense, which reflects an increase of $69,864 for the first quarter in 2000 compared to the same period reported in 1999.

	March 31, 2000	March 31, 1999	Variance
Amortization of Goodwill	$ 56,700	$ 56,700	$ -0-
Advertising & Public Relations	87,964	117,294	(29,330)
Stationery & Supplies	82,000	68,833	13,167
Communications	81,947	86,220	(4,273)
Professional Fees & Other Services	180,803	136,616	44,187
Other Real Estate Owned Expense	38,000	24,000	14,000
Committee Fees	41,850	36,600	5,250
Other Miscellaneous Expenses	108,793	81,930	26,863
	$678,057	$608,193	$ 69,864

Amortization of Goodwill represents the continuous amortizing of the premiums paid above the book value to shareholders of Fairbank, Inc., parent company of the National Bank of Fairhaven, due to the merger acquisition which occurred in August 1996. This amortization expense will continue to the year 2011. Advertising and Public Relations expense decreased by $29,330 primarily due to the extra expense incurred during the same period in the previous year for the promotion of the two new branch bank facilities that were opened in early 1999. Stationery and Supplies increased by $13,167 due to normal business activity. Professional Fees and Other Services were up by $44,187 primarily due to a final cost associated with the administration of the Real Estate Investment Trust that provided the Company with certain State tax savings strategies. Other Real Estate Owned Expense increased by $14,000 for the maintenance of real estate acquired by foreclosure which were sold during the first quarter of 2000. Committee Fees were up by $5,250 due to more meetings being held by various committees including the Marketing Business Development, Building, and Investment Committees. Other Miscellaneous Expense increased by $26,863 due to normal business activity.

Income before income taxes was $1,486,415 for the three month period ending March 31, 2000 compared to $1,407,981 reported for the same period in the prior year. Taxes totaled $478,415 down by $57,124 when compared to $535,539 reported for the first quarter in 1999. The decrease is primarily due to reduced state income tax initiated by the establishment of a Real Estate Investment Trust which occurred in mid 1999. Net Income of $1,008,000 was up by 15.54% or $135,558 for the first quarter in 2000 compared to $872,442 in the same period in 1999. Diluted earnings per share for the first quarter in 2000 was $0.27 compared to $0.24 reported in 1999.

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

The Company also has the ability to borrow funds from correspondent banks, the Federal Home Loan Bank, as well as the Federal Reserve Bank of Boston by pledging various investment securities as collateral. During the first quarter in 2000, the Bank was not required to borrow short-term funds to meet current liquidity needs. However, in late January 2000, the Bank borrowed $5.0 Million from the Federal Home Loan Bank for the purpose of purchasing a $5.0 Million mortgage-backed investment in order to further enhance interest earnings. During the first three months of 1999, the Company borrowed $2,500,000 for one day. Tax payments made by our customers which are owed to the Federal Reserve Bank Treasury Tax and Loan account are classified as short-term borrowings. There is also $6,724,274 in advances from the Federal Home Loan Bank representing the match funding program that is available to qualified borrowers.

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

At March 31, 2000, the Bank's liquidity ratio stood at 30.1% as compared to 29.1% at December 31, 1999. The liquidity ratio is determined by dividing the Bank's short term assets (cash and due from banks, interest bearing deposits due from other banks, securities, and federal funds sold) by the Bank's total deposits. Management believes the Bank's liquidity to be adequate to meet the current and presently foreseeable needs of the Bank.

The comparison of cash flows for three months ending March 31, 2000 and 1999 shows an increase in the net cash provided by operating activities of $0.8 Million. There was an increase in interest and dividend income of $0.7 Million, an increase in service charge and other income of $0.1 Million, and a decrease in taxes paid of $0.6 Million offset by an increase in cash paid to suppliers of $0.6 Million.

Cash flows from investing activities show a net increase in cash used in investing activities of $0.6 Million when compared to 1999. Purchases of securities decreased by $5.3 Million and maturities and sales decreased by $4.0 Million for a total decrease of $1.3 Million attributed to the investment portfolio. This was offset by an increase in cash used in loan activity of $1.2 Million. Proceeds from the sale of Other Real Estate Owned provided an additional $0.3 Million, capital expenditures decreased by $0.1 Million and purchases of Federal Home Loan Bank stock decreased by $0.1 Million.

Cash flows provided by financing activities increased by $13.4 Million when compared to the same period in 1999. There was a net increase in cash provided by demand deposits, NOW, money market and savings accounts of $9.4 Million and an increase in Federal Home Loan Bank borrowings of $5.0 Million as mentioned previously. These were offset by decreases in short-term borrowings of $0.6 Million and $0.3 Million in time deposits.

Capital

As of March 31, 2000, the Company had total capital of $32,205,707. This represents an increase of $541,461 from $31,664,246 reported on December 31, 1999. The increase in capital was a combination of several factors. Additions consisted of three months earnings of $1,008,000 and transactions originating through the Dividend Reinvestment Program whereby 8,864.808 shares were issued for cash contributions of $84,407 and 14,324.759 shares were issued for $143,250 in lieu of cash dividend payments. These additions were offset by dividends paid of $297,628 and cash dividends paid in lieu of fractional shares of $2,025 as a result of the 5% stock dividend issued in February 2000.

Also, affecting capital is accumulated other comprehensive income (loss) which reflects net unrealized gains or losses, net of taxes, on securities classified as Available-for-Sale and the minimum pension liability adjustment. On December 31, 1999 the Available-for-Sale portfolio had unrealized losses, net of taxes, of $1,150,594, and on March 31, 2000, as a result of current market values, the portfolio reflects unrealized losses, net of taxes, of $1,545,137. There was no change in the minimum pension liability adjustment of $3,024, net of taxes, recorded December 31, 1999.

Under the requirements for Risk Based and Leverage Capital of the federal banking agencies, a minimum level of capital will vary among banks based on safety and soundness of operations. Risk Based Capital ratios are calculated with reference to risk-weighted assets, which include both on and off balance sheet exposure.

At March 31, 2000 the actual Risk Based Capital of the Bank was $27,473,000 for Tier 1 Capital, exceeding the minimum requirements of $10,513,200 by $16,959,800. Total Capital of $30,806,000 exceeded the minimum requirements of $21,026,400 by $9,779,600 and Leverage Capital of $27,473,000 exceeded the minimum requirements of $14,304,280 by $13,168,720. In addition to the "minimum" capital requirements, "well capitalized" standards have also been established by the Federal Banking Regulators.

The table below illustrates the capital ratios of the Company and the Bank on March 31, 2000 and at December 31, 1999.
	Well Capitalized Requirement	March 31, 2000		December 31, 1999
		Bancorp	Bank	Bancorp	Bank
Total Capital (to Risk Weighted Assets)	10%	13.06%	11.72%	12.98%	11.67%
Tier 1 Capital (to Risk Weighted Assets)	6%	11.81%	10.45%	11.73%	10.42%
Leverage Capital (to Average Assets)	5%	8.64%	7.68%	8.60%	7.68%

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

Rate Change (Basis Points)	Estimated Exposure as a Percentage of Net Interest Income March 31, 2000
+200 -200	(3.43)% 1.73%

The model used to monitor earnings-at-risk provides management a measurement tool to assess the effect of changes in interest rates on the Company's current and future earnings. The 10% limit established by the Company provides an internal tolerance level to control interest rate risk exposure.

Part II
Other Information

ITEM 1

Legal Proceedings

ITEM 5

Other

During the second quarter in 2000, the Company will purchase $4.9 Million of single premium paid-up executive life insurance policies called Bank Owned Life Insurance (BOLI). The policy will provide a split-dollar death benefit to the Company and to each vice president and above. This executive life insurance plan serves both as an investment alternative and a benefit plan enhancement. The Company is the owner of the policies and will carry the cash value of the policies as an asset and record monthly appreciation in cash values as tax-exempt income. The plan also provides a more flexible benefit for our executives than the group term life insurance plan. Since the life insurance is permanent, the bank has an opportunity to grant a fixed death benefit at retirement instead of the current plan which declines in value annually after retirement.

ITEM 6

Exhibits and Reports on Form 8-K

(a)    Exhibits: See exhibit index.

(b)    Reports on Form 8-K: NONE

EXHIBIT INDEX
Exhibit No.	Description	Page
3.1	Articles of Incorporation of Slade's Ferry Bancorp as amended	(1)
3.2	By-laws of Slade's Ferry Bancorp as amended	(2)
10.1	Agreement and Plan of Merger by and between Slade's Ferry (formerly Weetamoe) Bancorp and Fairbank, Inc.	(3)
10.2	Slade's Ferry (formerly Weetamoe) Bancorp 1996 Stock Option Plan (as amended)	(3)
10.3	Noncompetition Agreement between Slade's Ferry Trust Company and Edward S. Machado (A substantially identical contract exists with Peter Paskowski)	(4)
10.4	Supplemental Executive Retirement Agreement between Slade's Ferry (formerly Weetamoe) Bancorp and Donald T. Corrigan	(5)
10.5	Supplemental Executive Retirement Agreement between Slade's Ferry (formerly Weetamoe) Bancorp and James D. Carey	(2)
10.6	Supplemental Executive Retirement Agreement between Slade's Ferry (formerly Weetamoe) Bancorp and Manuel J. Tavares	(2)
10.7	Swansea Mall Lease	(4)
10.8	Form of Director Supplemental Retirement Program Director Agreement, Exhibit I thereto (Slade's Ferry Trust Company Director Supplemental Retirement Program Plan) and Endorsement Method Split Dollar Plan Agreement thereunder for Thomas B. Almy. (Similar forms of agreement entered into between Slade's Ferry Trust Company and the other directors)	(6)
10.9	Form of Directors' Paid-up Insurance Policy for Thomas B. Almy (part of the Director Supplemental Retirement Program). (Similar forms of policy entered into by Company for other directors).	(7)
27	Financial Data Schedule

____________________
(1)	Incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with the Commission on April 14, 1997.
(2)	Incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1996.
(3)	Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 1999.
(4)	Incorporated by reference to the Registrant's Registration Statement on Form S-4 File No. 33-32131
(5)	Incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1994.
(6)	Incorporated by reference to the Registrant's Form 10-Q for the quarter ended March 31, 1999
(7)	Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended June 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SLADE'S FERRY BANCORP (Registrant)
May 10, 2000	/s/ Kenneth R. Rezendes
(Date)	(Signature)	Kenneth R. Rezendes President
May 10, 2000	/s/ James D. Carey
(Date)	(Signature)	James D. Carey Executive Vice President

May 10, 2000	/s/ Edward Bernardo Jr.
(Date)	(Signature)	Edward Bernardo Jr. Treasurer/Chief Financial Officer