Form 10-Q
period 2000-06-30
SLADES FERRY BANCORP
filed 2000-08-14
CIK 857499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 2000

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

Common stock ($.01 par value) 3,739,369.686 shares as of June 30, 2000.

PART I

ITEM 1

Financial Statements

SLADE'S FERRY BANCORP
CONSOLIDATED BALANCE SHEET
(UNAUDITED)
	June 30, 2000	December 31, 1999
ASSETS: Cash and due from banks	$ 15,572,106	$ 16,061,445
Money market mutual funds	59,635	47,521
Federal funds sold	9,500,000	5,000,000
Cash and Cash Equivalents	25,131,741	21,108,966
Investment securities(1)	19,989,207	19,488,603
Securities available for sale(2)	65,678,254	61,303,505
Federal Home Loan Bank stock	1,013,400	1,013,400
Loans, net	241,577,361	237,668,852
Premises and equipment	6,824,943	7,062,906
Other real estate owned	-0-	353,095
Accrued interest receivable	2,180,595	1,942,751
Goodwill	2,513,568	2,626,968
Cash surrender value of life insurance	6,663,289	1,629,225
Other assets	4,570,882	3,922,306
TOTAL ASSETS	$376,143,240	$358,120,577
LIABILITIES & STOCKHOLDERS' EQUITY: Deposits	$328,655,168	$316,431,187
Advances from Federal Home Loan Bank	11,692,344	6,756,767
Other borrowed funds	1,213,453	1,248,461
Other liabilities	1,712,172	1,966,916
TOTAL LIABILITIES	343,273,137	326,403,331
Preferred stockholders' equity in a Subsidiary company	53,000	53,000
STOCKHOLDERS' EQUITY: Common stock	37,394	35,204
Paid in capital	25,404,518	23,147,447
Retained earnings	8,721,653	9,635,213
Accumulated other comprehensive loss	(1,346,462)	(1,153,618)
TOTAL STOCKHOLDERS' EQUITY	32,817,103	31,664,246
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$376,143,240	$358,120,577

(1) (2)

Investment securities are to be held to maturity and have a fair market value of $19,697,079 as of June 30, 2000 and $19,259,657 as of December 31, 1999
Securities classified as Available for Sale are stated at fair value with any unrealized gains or losses reflected as an adjustment in Stockholders' Equity, net of tax.

CONSOLIDATED STATEMENTS OF INCOME AND EXPENSE
(UNAUDITED)
6 MONTHS ENDING JUNE 30,

	2000	1999
INTEREST AND DIVIDEND INCOME: Interest and fees on loans	$10,786,626	$ 9,771,498
Interest and dividends on investments	2,566,733	2,388,492
Other interest	279,428	182,902
Total interest and dividend income	13,632,787	12,342,892
INTEREST EXPENSE: Interest on deposits	5,739,977	5,188,905
Interest on other borrowed funds	373,749	188,673
Total interest expense	6,113,726	5,377,578
Net interest and dividend income	7,519,061	6,965,314
PROVISION FOR LOAN LOSSES	1,050,000	300,000
Net interest and dividend income after provision for loan losses	6,469,061	6,665,314
OTHER INCOME: Service charges on deposit accounts	409,772	456,806
Security gains, (losses) net	(4,757)	492,189
Other income	367,093	181,490
Total other income	772,108	1,130,485
OTHER EXPENSE: Salaries and employee benefits	3,028,302	2,745,596
Occupancy expense	435,495	406,294
Equipment expense	277,921	274,996
Loss (gain) on sale of other real estate owned	(49,758)	28,030
Writedown of other real estate owned	-0-	57,024
Other expense	1,350,999	1,374,845
Total other expense	5,042,959	4,886,785
Income before income taxes	2,198,210	2,909,014
Income taxes	678,367	1,114,299
NET INCOME:	$ 1,519,843	$ 1,794,715
Basic earnings per share	$ 0.41	$ 0.49
Diluted earnings per share	$ 0.41	$ 0.49
Average shares outstanding	3,724,698	3,637,601

CONSOLIDATED STATEMENTS OF INCOME AND EXPENSE
(UNAUDITED)
3 MONTHS ENDING JUNE 30,

	2000	1999
INTEREST AND DIVIDEND INCOME: Interest and fees on loans	$5,469,246	$5,002,558
Interest and dividends on investments	1,291,751	1,194,675
Other interest	172,610	78,863
Total interest and dividend income	6,933,607	6,276,096
INTEREST EXPENSE: Interest on deposits	2,942,284	2,581,250
Interest on other borrowed funds	192,354	95,383
Total interest expense	3,134,638	2,676,633
Net interest and dividend income	3,798,969	3,599,463
PROVISION FOR LOAN LOSSES	900,000	150,000
Net interest and dividend income after provision for loan losses	2,898,969	3,449,463
OTHER INCOME: Service charges on deposit accounts	210,720	229,726
Security gains, net	-0-	200,623
Other income	156,649	84,543
Total other income	367,369	514,892
OTHER EXPENSE: Salaries and employee benefits	1,529,839	1,298,274
Occupancy expense	211,213	196,459
Equipment expense	140,549	137,248
Loss on sale of other real estate owned	-0-	7,665
Writedown of other real estate owned	-0-	57,024
Other expense	672,942	766,652
Total other expense	2,554,543	2,463,322
Income before income taxes	711,795	1,501,033
Income taxes	199,952	578,760
NET INCOME	$ 511,843	$ 922,273
Basic earnings per share	$ 0.14	$ 0.25
Diluted earnings per share	$ 0.14	$ 0.25
Average shares outstanding	3,734,844	3,642,932

SLADE'S FERRY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30
(Unaudited)
Reconciliation of net income to net cash provided by operating activities:	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES: Net income	$ 1,519,843	$ 1,794,715
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion, net of amortization of fair market value adjustments	(5,700)	(4,359)
Amortization of goodwill	113,400	113,400
Depreciation and amortization	345,189	336,339
Securities available for sale (gains) losses, net	4,757	(492,189)
Provision for loan losses	1,050,000	300,000
Decrease in taxes payable	(278,289)	(11,850)
Increase in interest receivable	(237,844)	(291,539)
Increase (decrease) in interest payable	15,912	(5,198)
Increase (decrease) in accrued expenses	(317,092)	391,592
Increase in prepaid expenses	(49,050)	(333,381)
Accretion of securities, net of amortization	(27,748)	(42,420)
Accretion of securities available for sale, net of amortization	18,689	34,527
Loss (gain) on sale of other real estate owned	(49,758)	28,030
Writedown of other real estate owned	-0-	57,024
Change in unearned income	(51,997)	(50,300)
Increase in other assets	(307,408)	(148,310)
Increase (decrease) in other liabilities	46,436	(40,692)
Net cash provided by operating activities	1,789,340	1,635,389
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(8,945,231)	(21,713,605)
Investment in life insurance policies	(4,918,838)	-0-
Maturities of securities available for sale	2,111,057	10,084,259
Sales of securities available for sale	2,114,080	1,741,964
Proceeds from sale of other real estate owned	402,853	599,990
Proceeds from maturities of investment securities	4,645,973	6,475,534
Purchases of investment securities	(5,118,830)	(5,176,058)
Net increase in loans	(5,047,676)	(10,925,961)
Capital expenditures	(107,225)	(673,617)
Purchases of Federal Home Loan Bank Stock	-0-	(113,500)
Recoveries of previously charged-off loans	146,864	40,792
Net cash used in investing activities	(14,716,973)	(19,660,202)
CASH FLOWS FROM FINANCING ACTIVITIES: Proceeds from issuance of stock	424,660	318,686
Net increase (decrease) in demand deposits, NOW, money market and savings accounts	12,360,141	(2,051,185)
Net increase (decrease) in time deposits	(136,160)	3,363,412
Net increase (decrease) in short-term borrowing	(35,008)	1,178,173
Dividends paid	(598,802)	(484,968)
Advances (payments) on Federal Home Loan Bank	4,935,577	(47,766)
Decrease in notes payable	-0-	(48,660)
Net cash provided by financing activities	16,950,408	2,227,692
Net decrease in cash and cash equivalents	4,022,775	(15,797,121)
Cash and cash equivalents at beginning of period	21,108,966	30,229,037
Cash and cash equivalents at end of period	$25,131,741	$14,431,916
SUPPLEMENTAL DISCLOSURES: Loans originating from sales of Other Real Estate Owned	$ 259,000	$ 237,000
Interest paid	$ 6,097,814	$ 5,382,776
Income taxes paid	$ 956,656	$ 1,126,149
Loans transferred to Other Real Estate Owned	$ -0-	$ 218,045

SLADE'S FERRY BANCORP AND SUBSIDIARY, SLADE'S FERRY TRUST COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2000

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of Slade's Ferry Bancorp, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

Note B - Accounting Policies

The accounting principles followed by Slade's Ferry Bancorp and subsidiary and the methods of applying these principles which materially affect the determination of financial position, results of operations, or changes in financial position are consistent with those used at year end 1999.

The consolidated financial statements of Slade's Ferry Bancorp include its wholly-owned subsidiary, Slade's Ferry Trust Company, and its subsidiaries, Slade's Ferry Realty Trust, Slade's Ferry Securities Corporation, Slade's Ferry Preferred Capital Corporation, and Slade's Ferry Loan Company. All significant intercompany balances have been eliminated.

Note C - Impact of New Accounting Standard

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". Statement No. 133, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In management's opinion, SFAS No. 133 when adopted, will not have a material effect on the Company's consolidated financial statements.

ITEM 2

Management's Discussion and Analysis

Financial Condition

At June 30, 2000 the Company had total assets of $376.1 Million compared to $358.1 Million reported as of December 31, 1999. This increase is predominately attributed to an increase in deposit levels of $12.2 Million during the first six months of 2000. With this increased source of funds, net loans increased by $3.9 Million, excess liquidity temporarily invested in Federal Funds increased by $4.5 Million, and the Bank purchased $4.9 Million of single premium paid-up life insurance policies for its President and Vice Presidents. The combined investment portfolio increased by $4.9 Million, which originated through a borrowing transaction of $5.0 Million with the Federal Home Loan Bank.

Loan demand continued to be prominent in the region particularly in the small business sector. A favorable economy and an active business development program attributed to the loan growth.

Deposits increased by $12.2 Million at June 30, 2000 to $328.6 Million when compared to $316.4 Million reported at year end 1999. Growth in deposits was due to general business conditions in addition to an increase in Municipal deposits due to real estate tax collections. The two branches opened in early 1999 continued to generate new deposit account activity, and the Bank also continued to offer competitive interest rates on certificate of deposit accounts to attract new deposits as well as retain existing accounts.

In April 2000, the Bank purchased $4.9 Million of single premium paid-up life insurance policies on the lives of its President and Vice Presidents. The Bank is the owner of the policies and will carry the cash surrender value of the policies as an asset and record the monthly increases in cash value as income. This "Bank Owned Life Insurance" (BOLI) will provide a split dollar death benefit for the executives and the Bank.

The investment portfolio represents the second largest component of the Company's assets and consists of securities in the Available for Sale category and securities in the Held to Maturity category. The designation of which category the security is to be classified as is determined at the time of the purchase of the investment instrument.

The Held to Maturity category consists predominately of securities of U.S. Treasury, U.S. Government corporation and agencies, and securities issued by states of the United States and political subdivisions of states. The Company has the positive intent and ability to hold these securities to maturity. In managing the Held to Maturity portfolio, the Company seeks to maximize its return and maintain consistency to meet short and long term liquidity forecasts by purchasing securities with maturities laddered within a short-term period of 1-3 years, a mid-term period of 3-5 years, and some securities extending out to 10 years. The Company does not purchase investments with off-balance sheet characteristics, such as swaps, options, futures, and other hedging activities that are called derivatives. The main objective of the investment policy is to provide adequate liquidity to meet reasonable declines in deposits and any anticipated increases in the loan portfolio, to provide safety of principal and interest, to generate earnings adequate to provide a stable income and to fit within the overall asset/liability management objectives of the Company.

At June 30, 2000, securities classified as Available for Sale had net unrealized losses of $1,343,438, net of tax, as a result of current market conditions and the recent increases in the prime rate. Besides the utilization of the sale of these securities to meet loan demand, they may also be sold from time to time to improve interest rate risk by reinvesting the proceeds from their sales into higher yielding investments. Management, through the Asset-Liability Committee (ALCO), constantly manages interest rate risk to minimize any exposure to rising or decreasing interest rates. Despite current market conditions, investment securities, when held to maturity, will mature at par value.

Investment Securities are securities that the Company will hold to maturity and are carried at amortized cost on the balance sheet, and are summarized as follows as of June 30, 2000.
(Dollars in Thousands)	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Debt securities issued by the U. S. Treasury and other U. S. Government corporations and Agencies	$ 7,438	$ 2	$ 32	$ 7,408
Debt securities issued by states of the United States and political Subdivisions of the states	12,484	3	265	12,222
Mortgage-backed securities	66	---	---	66
Other debt securities	1	---	---	1
	$19,989	$ 5	$297	$19,697

Securities in the Available for Sale category are securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. These securities may be sold in response to interest rate changes, liquidity needs or other factors. Any unrealized gains or losses, net of taxes, are reflected in Stockholders' Equity as a separate component.

Investments in Available for Sale securities are carried at fair value on the balance sheet and are summarized as follows as of June 30, 2000.
(Dollars in Thousands)	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Debt securities issued by the U. S. Treasury and other U. S. Government corporations and Agencies	$40,927	$ ---	$1,788	$39,139
Corporate Bonds	716	---	24	692
Marketable Equities	4,213	628	590	4,251
Mortgage-backed securities	22,061	69	534	21,596
	$67,917	$697	$2,936	$65,678

Decrease to Stockholders' Equity as of June 30, 2000: (In Whole Dollars) Unrealized loss on Available for Sale securities	$2,239,210
Less tax effect Net unrealized loss on Available for Sale securities	895,772 $1,343,438

INFORMATION WITH RESPECT TO NONACCRUAL AND PAST DUE LOANS
AT JUNE 30, 2000 AND 1999 AND DECEMBER 31, 1999 AND 1998
	At June 30		At December 31
(Dollars in Thousands)	2000	1999	1999	1998
Nonaccrual Loans	$2,932	$2,647	$1,777	$3,331
Loans 90 days or more past due and still accruing	41	560	248	317
Real estate acquired by foreclosure or substantively repossessed	-0-	559	353	1,026
Percentage of nonaccrual loans to total loans	1.19%	1.16%	0.73%	1.53%
Percentage of nonaccrual loans and real estate acquired by foreclosure or substantively repossessed to total assets	.78%	.93%	0.59%	1.28%
Percentage of allowance for possible loan losses to nonaccrual loans	164.42%	146.11%	211.92%	107.15%

The $2.9 Million in nonaccrual loans consists of $1.1 Million of real estate mortgages and $1.8 Million attributed to commercial loans. Of the total nonaccrual loans outstanding, there are no loans restructured at June 30, 2000.

The Company's nonperforming assets which consist of nonaccrual loans, loans 90 days or more past due and still accruing, and real estate acquired by foreclosure or substantively repossessed, increased by $0.6 Million to $3.0 Million at June 30, 2000 from $2.4 Million reported on December 31, 1999. Nonaccrual loans, which is the largest component of nonperforming assets, were up by $1.2 Million compared to year end 1999. The increase was a combination of loans totaling $1.8 Million that became nonaccrual during the last six months offset by $0.5 Million of payments on previously classified nonaccrual loans, and $0.1 Million of loans charged off. Included in the $1.8 Million of new nonaccrual loans is one commercial loan for $1.3 Million. The collateral securing this loan currently has a substantially greater value than the outstanding loan balance. Loans past due 90 days or more but still accruing decreased by $207,000 during this six month period.

There was no real estate acquired through foreclosure or substantively repossessed at June 30, 2000 compared to $353,095 at December 31, 1999.

The percentage of nonaccrual loans to total loans increased from 0.73% reported at year end 1999 to 1.19% at June 30, 2000.

INFORMATION WITH RESPECT TO NONACCRUAL AND RESTRUCTURED LOANS
AT JUNE 30, 2000 AND 1999 AND DECEMBER 31, 1999 AND 1998
	At June 30		At December 31
(Dollars in Thousands)	2000	1999	1999	1998
Nonaccrual Loans	$2,932	$2,647	$1,777	$3,331
Interest income that would have been recorded under original terms	$ 117	$ 115	$ 146	$ 318
Interest income recorded during the period	$ 10	$ 5	$ 37	$ 37

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

Included in the $2,931,810 of nonaccrual loans are $2,845,849 which the Company has determined to be impaired, for which $527,285 have a related allowance for credit losses of $301,410 and $2,318,564 have no related allowance for credit losses. Management is not aware of any other loans that pose a potential credit risk or where the loans are current but the borrowers are experiencing financial difficulty.

There were no other loans classified for regulatory purposes at June 30, 2000 that management reasonably expects will materially impact future operating results, liquidity or capital resources.

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	Six Months Ended June 30		Years Ended December 31
(Dollars in Thousands)	2000	1999	1999	1998
Balance at January 1	$3,766	$3,569	$3,569	$3,694
Charge-offs: Commercial Real estate - construction Real estate - mortgage Installment/consumer	(87) (0) (3) (52)	(36) (0) (0) (7)	(221) (0) (23) (158)	(0) (0) (716) (76)
	(142)	(43)	(402)	(792)
Recoveries: Commercial Real estate - construction Real estate - mortgage Installment/consumer	41 0 87 19	7 0 23 11	11 0 24 14	8 0 43 16
	147	41	49	67
Net (Charge-offs) Recoveries	5	(2)	(353)	(725)
Additions charged to operations	1,050	300	550	600
Balance at end of period	$4,821	$3,867	$3,766	$3,569
Ratio of net charge-offs to Average loans outstanding	0.002%	(0.001)%	(0.15)%	(0.340)%

The Allowance for Loan Losses at June 30, 2000 was $4,820,656, compared to $3,765,872 at year end 1999. The Allowance for Loan Losses as a percentage of outstanding loans increased by 0.39% during the six month period to 1.95% from 1.56% reported at year end 1999.The Bank provided $550,000 in 1999, $600,000 in 1998, and $1,050,000 as of June 30, 2000 to the Allowance for Loan Losses. Loans charged off were $402,000 in 1999, $792,000 in 1998, and $142,000 as of June 30, 2000. Recoveries on loans previously charged off were $49,000 in 1999, $67,000 in 1998 and $147,000 as of June 30, 2000. During the second quarter of 2000, management recognized an increase in loss potential due to increased credit risk on our commercial real estate loans. This increase risk is primarily due to a rising interest rate environment, putting pressure on cash flows of our commercial borrowers. Due to this added risk and an increase in the demand for these types of loans, management reviewed and changed the methodology and guidelines used to analyze the adequacy of loan loss reserves. After recalculating the adequate level of reserves using these new guidelines, management elected to provide an additional $750,000 to the reserve in the second quarter to provide an appropriate level to sufficiently absorb any unanticipated loan losses. The level of the Allowance for Loan Losses is evaluated by management and encompasses several factors, which include but are not limited to, recent trends in the nonperforming loans, the adequacy of the assets which collateralize the nonperforming loans, current economic conditions in the market area, and various other external and internal factors.

This table shows an allocation of the Allowance for Loan Losses as of the end of each of the periods indicated.
	June 30, 2000		December 31, 1999		December 31, 1998
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Domestic: Commercial	$1,634(1)	19.67%	$1,356(1)	19.52%	$1,249(1)	20.06%
Real estate - Construction	32	1.83	34	2.07	27	1.73
Real estate - mortgage	2,694(2)	73.92	1,924(2)	74.48	1,964(2)	75.21
Consumer(3)	461(4)	4.58	452(4)	3.93	329(4)	3.00
	$4,821	100.00%	$3,766	100.00%	$3,569	100.00%

(1)

Includes amounts specifically reserved for impaired loans of $285,522 as of June 30, 2000, $234,205 as of December 31, 1999 and $128,207 as of December 31, 1998 as required by Financial Accounting Standard No. 114, Accounting for Impairment of Loans.

(2)

Includes amounts specifically reserved for impaired loans of $105,413 as of June 30, 2000, $147,884 as of December 31, 1999 and $187,554 as of December 31, 1998 as required by Financial Accounting Standard No. 114, Accounting for Impairment of Loans.

(3)	Includes consumer, obligations of states and political subdivisions and other.
(4)

Includes amounts specifically reserved for impaired loans of $15,758 as of June 30, 2000, $39,241 as of December 31, 1999, and $9,126 as of December 31, 1998, as required by Financial Accounting Standard No. 114, Accounting for Impairment of Loans.

The loan portfolio's largest segment of loans is commercial real estate loans, which represents 58.8% of gross loans. Residential real estate represents 15.1% of gross loans. The Company requires a loan to value ratio of 80% in both commercial and residential mortgages. These mortgages are secured by real properties, which have a readily ascertainable appraised value.

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

Commercial loans consist of loans predominantly collateralized by inventory, furniture and fixtures, and accounts receivable. In assessing the collateral for this type of loan, management applies a 40% liquidation value to inventories, 25% to furniture, fixtures and equipment; and 60% to accounts receivable. Commercial loans represent 19.7% of the loan portfolio.

Consumer loans are generally unsecured credits and represent 4.6% of the total loan portfolio. These loans have a higher degree of risk than residential mortgage loans. The underlying collateral of a secured consumer loan tends to depreciate in value. Consumer loans are typically made based on the borrower's ability to repay the loan through continued financial stability. The Company endeavors to minimize risk by reviewing the borrower's repayment history on past debts, and assessing the borrower's ability to meet existing obligations on the proposed loans.

The allocation of the Allowance for Loan Losses is based on management's judgement of potential losses in the respective portfolios. While management has allocated reserves to various portfolio segments, the Allowance is general in nature and is available for the portfolio in its entirety.

Results of Operations

The largest source of the Company's earnings is net interest and dividend income, which is the difference between interest income earned on loans and investments and interest expense paid on deposits and borrowed funds. Net interest and dividend income for the six months ending June 30, 2000 increased by $553,747 to $7,519,061 when compared to $6,965,314 recorded during the same period in 1999. Total interest and dividend income increased by $1,289,895 due to a larger loan base, expansion of the investment portfolio, and higher interest yields earned as a result of the Federal Reserve Bank's decision to increase short-term rates in an attempt to tighten credit, slow down the economy and control inflationary pressures. This was offset by an increase in interest expense of $736,148 as a result of higher deposit levels being serviced during the last six month period compared to the same period in the previous year, along with an increase in borrowings from the Federal Home Loan Bank, and higher interest rates paid on time deposits.

The Provision for Loan Losses is a charge against earnings and funds the Allowance for Loan Losses. It is management's desire to maintain an appropriate ratio of the Allowance for Loan Losses to total outstanding loans. The Bank's provision during the six month period ending June 30, 2000 was $1,050,000, an increase of $750,000 from the same period in the previous year. This increase in the second quarter of 2000 is attributed to management's decision to change the methodology and guidelines used in calculating the adequate level of loan loss reserves for our loan portfolio. Increasing credit risk due to a higher commercial real estate loan portfolio and a rising interest rate environment is responsible for the review and change in the methodology and guidelines. This additional provision will provide an appropriate level of loan loss reserve to adequately absorb any unanticipated losses from our loan portfolio.

Total Other Income decreased by $358,377 for the first six months of 2000 when compared to the same period in 1999. Service charges on deposit accounts decreased by $47,034 primarily due to a decrease in fees earned on overdraft accounts and a lower amount of service charges being realized on demand deposit accounts as a result of higher levels of compensating balances carried in the business checking account category.

The Bank realized losses on the sale of securities of $4,757 during the first six months of 2000 compared to gains of $492,189 realized in the same period in the prior year. The net loss in 2000 was a combination of losses totaling $94,866 incurred from the sale of various low yielding investment securities offset by gains of $90,109 realized on the sale of marketable equity securities. During the first six months of 1999, management sold certain selected corporate equities due to favorable market conditions. Corporate equity securities are monitored and evaluated to determine their suitability for sale or retention in the portfolio on a regular basis.

The line item Other Income increased by $185,603 and includes recognition of an increase in the cash surrender value of life insurance policies associated with both the Directors' Life Insurance and the Executive Officers' Life Insurance Programs totaling $51,489 and $42,480 respectively, $59,000 of prior years expense accrual that did not materialize, and other miscellaneous income earned due to general business conditions.

Total Other Expense for the first six months in 2000 was up by $156,174 to $5,042,959 when compared to $4,886,785 recorded during the same period in 1999. Salaries and employee benefits, which is the largest component of Other Expense, increased by $282,706 which is attributed to staff additions, salary adjustments and general wage increases. Occupancy and equipment expense combined increased slightly by $32,126. The Bank incurred gains totaling $49,758 on sales of real estate acquired through foreclosure compared to losses of $28,030 realized during the same period in the previous year. Also, as of June 30, 2000 there were no expenses associated with the writedown of other real estate owned (OREO) to reflect current fair market values of properties. During the same period in the prior year $57,024 was expensed.

The following table sets forth the components of the line item Other Expense. This table reflects a decrease of $93,710 to $672,942 from $766,652 for the three month period ending June 30, 2000 and a decrease of $23,846 to $1,350,999 from $1,374,845 for the six month period ending June 30, 2000 when compared to June 30, 1999.
	Three Months			Six Months
Dollars in Thousands	2000	1999	Variance	2000	1999	Variance
Amortization of Goodwill	$ 57	$ 57	$ 0	$ 113	$ 113	$ 0
Advertising & Public Relations	140	130	10	228	248	(20)
Stationery & Supplies	77	88	(11)	159	157	2
Communications	77	80	(3)	159	166	(7)
Professional fees & Other Services	74	50	24	182	96	86
Other Real Estate Owned	0	110	(110)	38	134	(96)
Other Miscellaneous Expenses	248	252	(4)	472	461	11
Other Expense	$673	$767	$ (94)	$1,351	$1,375	$(24)

Advertising and Public Relations expense decreased by $19,564 for six months ending June 30, 2000 when compared to 1999 primarily due to expenses incurred during the same period of the previous year for promoting the openings of the two new branch locations in early 1999. Stationery and Supplies slightly increased by $2,473 due to normal business activity. Communication expense decreased due to one-time expenses incurred in 1999 for the installation of the aforementioned new branches and our new telephone system at the main office. Professional Fees and Other Services increased by $85,226 during the six month period ending June 30, 2000 when compared to the same period in 1999. This increase is partially due to a final $50,000 cost associated with the administration of the Real Estate Investment Trust, providing the Company with certain State tax savings strategies, an additional $7,500 expense for the new audit requirement pertaining to the quarterly filing of Form 10-Q to the United States Securities and Exchange Commission, and approximately $33,000 in loan collection and repossession expense increases. Other Real Estate Owned decreased substantially by $96,390 due to expenditures in 1999 associated with the acquisition and maintenance of real estate acquired by foreclosure. As of June 30, 2000, all previous OREO properties have been sold. Other Miscellaneous Expenses increased by $11,260 primarily attributed to $6,000 in one-time start up costs associated with our ATM processing conversion from outside vendor to in-house.

Income before income taxes, totaled $2,198,210 at June 30, 2000, down by $710,804 when compared to $2,909,014 reported on June 30, 1999. Applicable taxes decreased by $435,932 to $678,367 when compared to $1,114,299 reported in the prior year. The decrease is due to reduced State income tax initiated by the establishment of a real estate investment trust in July 1999 and the decrease in income before income taxes as a result of the loan loss provision.

Net income of $1,519,843 reflects a decrease of 15.3% when compared to earnings of $1,794,715 reported at June 30, 1999. Diluted earnings per share were $0.41 for six months ending June 30, 2000 compared to $0.49 for the same period in 1999.

The results of operation for the second quarter in 2000 indicates that the net interest and dividend income was up by $199,506 to $3,798,969 from $3,599,463 earned during the same period in the previous year. This is a result of the continued growth in the loan portfolio, maintenance of a stable net interest margin, and investment portfolio expansion. The Provision for Loan Losses increased by $750,000 to $900,000 compared to $150,000 for the same three month period in the previous year. This increase is due to the change in loan loss reserve methodology previously mentioned. Total Other Income decreased by $147,523 primarily due to no recognition of security gains during the second quarter of 2000. Due to favorable market conditions during the same quarter in 1999, equity securities were sold realizing a gain of $200,623. The line item Other Income increased by $72,106 due to recognition of increased cash surrender value in life insurance associated with both the Directors' Life Insurance Program and Executive Officers' Life Insurance Program. Services charges on deposit accounts decreased slightly by $19,006.

Total Other Expense increased by $91,221. Salaries and benefits increased by $231,565 which includes increases due to staff additions, salary adjustments, and general wage increases due to performance evaluations. Also in 1999, a FASB 87 adjustment of $121,304 to the Defined Benefit Retirement Plan decreased the benefit expense during the second quarter of 1999. Occupancy and equipment expense combined increased by $18,055 predominately attributed to the depreciation of the two new branch facilities opened in early 1999. In the second quarter of 1999 a loss of $7,665 was incurred on the sale of other real estate owned and $57,024 was attributed to the writedown of other real estate owned. During the same period of this year, the Bank did not incur any expense associated with the writedown or sale of other real estate owned.

Variances in Advertising and Public Relations of $9,766 were attributed to direct residential flyer mailing advertising in the Greater New Bedford market area during the second quarter of 2000. A decrease of $10,694 in stationery and supplies expense was due to the additional cost in 1999 to set up the new branch location in New Bedford. Communications also decreased slightly by $2,581. Professional fees increased by $24,971 due to an increase in collection and repossession cost and audit fees related to the review of the Form 10-Q. Expenses associated with the acquisition and maintenance of real estate acquired by foreclosure totaled $110,390 during the second quarter of 1999; no similar expenses were recorded in the same quarter of 2000. Other Miscellaneous Expense decreased slightly by $4,782 due to normal business activity.

Income before taxes for the second quarter in 2000 decreased by $789,238 to $711,795 from $1,501,033 reported for the same period in the prior year. Applicable taxes also decreased by $378,808 to $199,952 when compared to $578,760 reported in the second quarter in 1999. This decrease was due to lower quarterly earnings, and the reduced State income tax initiated by the formation of the Real Estate Investment Trust in mid-1999.

The net income for the three month period ending June 30, 2000 was $511,843, or a decrease of 44.5%, when compared to $922,273 earned in the second quarter in 1999. Diluted earnings per share were $0.14 compared to $0.25 per share for the same period in 1999.

Liquidity

The Company's principal sources of funds are customer deposits, loan amortization, loan payoffs, and the maturities of investment securities. Through these sources, funds are provided for customer withdrawals from their deposit accounts, loan originations, drawdowns on loan commitments, acquisition of investment securities and other normal business activities. Investors' capital also provides a source of funding.

The largest source of funds is provided by depositors. The largest component of the Company's deposit base is reflected in the Time Deposit category. The Company does not participate in brokered deposits. Deposits are obtained from consumers and commercial customers within the Bank's community reinvestment area, being Bristol County, Massachusetts and several abutting towns in Rhode Island.

The Company also has the capability to borrow funds to meet short-term liquidity needs from correspondent banks, the Federal Home Loan Bank, and the Federal Reserve Bank of Boston by pledging qualified investment securities as collateral. During the first six months of 2000, the Bank did not borrow any short-term funds to meet current liquidity needs. However, in January 2000, the Bank borrowed $5.0 Million from the Federal Home Loan Bank for the specific purpose of purchasing a $5.0 Million high quality mortgage-backed security in order to further enhance interest earnings. During the first six months of 1999, the Company borrowed for three days an average of $2.3 Million. In addition to the $4.9 Million increase in borrowed funds from the Federal Home Loan Bank as of June 30, 2000, the Bank had outstanding advances totaling $6.7 Million from the Federal Home Loan Bank representing the match funding loan program that is available to qualified borrowers. As of December 1999, these advances totaled $6.8 Million. Tax payments collected by the Bank for our customers, under the Treasury Tax and Loan Program, and owed to the U.S. Treasury are classified as other short-term borrowed funds.

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

At June 30, 2000, the Bank's liquidity ratio stood at 31.5% as compared to 29.1% at December 31, 1999. The liquidity ratio is determined by dividing the Bank's short-term assets (cash and due from banks, interest bearing deposits due from other banks, securities, and federal funds sold) by the Bank's total deposits. Management believes the Bank's liquidity to be adequate to meet the current and presently foreseeable needs of the Bank.

The comparison of cash flows for six months ending June 30, 2000 and 1999 shows an increase in net cash provided by operating activities of $0.2 Million. There was an increase in net interest and dividend income of $0.6 Million, an increase in service charges and other income of $0.1 Million, a decrease in taxes paid of $0.2 million offset by an increase in cash paid to suppliers of $0.7 Million.

Cash flows from investing activities show a net decrease in cash used in investing activities of $4.9 Million when compared to 1999. Purchases of securities decreased by $12.8 Million offset by a decrease in maturities and sales of $9.4 Million for a net decrease of $3.4 Million in cash used in investing activities. There was a decrease in cash used in loan activity of $5.9 Million, proceeds from sales of Other Real Estate Owned decreased by $0.2 Million and capital expenditures decreased by $0.6 Million. These were offset by the aforementioned purchase of Bank Owned Life Insurance for $4.9 Million.

Cash flows provided by financing activities increased by $14.7 Million when compared to the first six months of 1999. There was a net increase in cash provided by demand deposits, NOW, money market and savings accounts of $14.4 Million and an increase in Federal Home Loan Bank borrowings of $5.0 Million as mentioned previously. These were offset by decreases in time deposits of $3.5 Million and short-term borrowings of $1.2 Million.

Capital

As of June 30, 2000, the Company had total capital of $32,817,103. This represents an increase of $1,152,857 from $31,664,246 reported on December 31, 1999. The increase in capital was a combination of several factors. Additions consisted of six months earnings of $1,519,843, transactions originating through the Dividend Reinvestment Program whereby 11,090.943 shares were issued for cash contributions of $115,170 and 28,643.831 shares were issued for $295,464 in lieu of cash dividend payments and stock options exercised amounting to $14,026. These additions were offset by dividends paid of $596,777 and cash dividends paid in lieu of fractional shares of $2,025 as a result of the 5% stock dividend issued February 2000.

Also, affecting capital is accumulated other comprehensive income (loss) which reflects net unrealized gains or losses, net of taxes, on securities classified as Available for Sale and the minimum pension liability adjustment. On December 31, 1999 the Available for Sale portfolio had unrealized losses, net of taxes, of $1,150,594, and on June 30, 2000, as a result of current market values, the portfolio reflects unrealized losses, net of taxes, of $1,343,438. There was no change in the minimum pension liability adjustment of $3,024, net of taxes, recorded December 31, 1999.

Under the requirements for Risk Based and Leverage Capital of the federal banking agencies, a minimum level of capital will vary among banks based on safety and soundness of operations. Risk Based Capital ratios are calculated with reference to risk-weighted assets, which include both on and off balance sheet exposure.

At June 30, 2000 the actual Risk Based Capital of the Bank was $27,734,000 for Tier 1 Capital, exceeding the minimum requirements of $10,750,840 by $16,983,160. Total Capital of $31,178,000 exceeded the minimum requirements of $21,501,680 by $9,676,320 and Leverage Capital of $27,734,000 exceeded the minimum requirements of $14,751,480 by $12,982,520. In addition to the "minimum" capital requirements, "well capitalized" standards have also been established by the Federal Banking Regulators.

The table below illustrates the capital ratios of the Company and the Bank on June 30, 2000 and at December 31, 1999.
	Well Capitalized Requirement	June 30, 2000		December 31, 1999
		Bancorp	Bank	Bancorp	Bank
Total Capital (to Risk Weighted Assets)	10%	12.97%	11.60%	12.98%	11.67%
Tier I Capital (to Risk Weighted Assets)	6%	11.72%	10.32%	11.73%	10.42%
Leverage Capital (to Average Assets)	5%	8.51%	7.52%	8.60%	7.68%

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

The Company's Asset-Liability Management Committee, comprised of the Bank's Executive Management team, has the responsibility of managing interest rate risk and monitoring and adjusting the difference between interest-sensitive assets and interest-sensitive liabilities ("GAP" position) within various time periods.

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

Rate Change (Basis Points)	Estimated Exposure as a Percentage of Net Interest Income June 30, 2000
+200 -200	(3.71%) 2.01%

The model used to monitor earnings-at-risk provides management a measurement tool to assess the effect of changes in interest rates on the Company's current and future earnings. The 10% limit established by the Company provides an internal tolerance level to control interest rate risk exposure.

PART II
OTHER INFORMATION

ITEM 4

The Annual Meeting of the Company's stockholders was held on April 10, 2000 with the following matters being voted upon and with the indicated results.

Proposal One - Election of Class Two Directors

The following five individuals were re-elected to serve as directors of the Company until the 2003 Annual Meeting of stockholders, and until their successors are elected or qualified.

VOTES
Nominee	For	Against
Thomas B. Almy	2,755,892	29,145
Peter G. Collias	2,749,636	35,401
Melvyn A. Holland	2,765,757	19,280
Shaun O'Hearn Sr.	2,765,757	19,280
William J. Sullivan	2,765,757	19,280

Proposal Two - Election of Clerk/Secretary

The following individual was reelected by the stockholders to serve as Clerk/Secretary until the next annual meeting of the stockholders, and until his successor is elected and qualified.

VOTES
Nominee	For	Against
Attorney Peter G. Collias	2,753,428	31,609

The following additional directors continued their terms in office after the meeting.

James D. Carey Donald T. Corrigan William A. MacLean Jr. Francis A. Macomber Majed Mouded MD	Lawrence J. Oliveira DDS Peter Paskowski Kenneth R. Rezendes Charles Veloza David F. Westgate

Proposal Three - Amendment of Articles of Organization to Increase Authorized Shares of Common Stock

The stockholders also approved an amendment to increase authorized shares of common stock from 5,000,000 shares to 10,000,000 shares.

The vote on this matter was 2,638,546 For and 146,491 Against

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
10.10

Form of Officers' Paid-up Endorsement Method Split Dollar Plan Agreement and Insurance Policies for Janice Partridge (Similar forms of policies entered into by Company for its President and other Vice Presidents)

27	Financial Data Schedule

(1) (2) (3) (4) (5) (6) (7)

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
SLADE'S FERRY BANCORP (Registrant)
August 9, 2000 (Date)	/s/ Kenneth R. Rezendes
	(Signature)	Kenneth R. Rezendes President/CEO
August 9, 2000 (Date)	/s/ James D. Carey
	(Signature)	James D. Carey Executive Vice President
August 9, 2000 (Date)	/s/ Edward Bernardo Jr.
	(Signature)	Edward Bernardo Jr. Vice President/Treasurer Chief Financial Officer