Form 10-Q
period 2000-09-30
SLADES FERRY BANCORP
filed 2000-11-13
CIK 857499

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended September 30, 2000

Commission file number 000-23904

                            SLADE'S FERRY BANCORP
---------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


              Massachusetts                            04-3061936
---------------------------------------------------------------------------
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)             Identification Number)


        100 Slade's Ferry Avenue                          02726
        Somerset, Massachusetts
---------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)


                                (508)675-2121
---------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

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

      Common stock ($.01 par value) 3,757,158.053 shares as of September 30, 2000.


                                   PART I

ITEM 1

Financial Statements

                            SLADE'S FERRY BANCORP
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

---------------------------------------------------------------------------------
                                          September 30, 2000    December 31, 1999
---------------------------------------------------------------------------------

ASSETS:
Cash and due from banks                      $ 11,307,608         $ 16,061,445
Money market mutual funds                         153,996               47,521
Federal funds sold                              2,200,000            5,000,000
                                             ---------------------------------
      Cash and Cash Equivalents                13,661,604           21,108,966
Investment securities(1)                       19,301,758           19,488,603
Securities available for sale(2)               65,076,402           61,303,505
Federal Home Loan Bank stock                    1,013,400            1,013,400
Loans, net                                    249,621,625          237,668,852
Premises and equipment                          6,860,994            7,062,906
Other real estate owned                                 0              353,095
Accrued interest receivable                     2,493,053            1,942,751
Goodwill                                        2,456,868            2,626,968
Cash surrender value of life insurance          6,747,103            1,629,225
Other assets                                    4,110,927            3,922,306
                                             ---------------------------------
TOTAL ASSETS                                 $371,343,734         $358,120,577
                                             =================================

LIABILITIES & STOCKHOLDERS' EQUITY:
Deposits                                     $322,516,904         $316,431,187
Advances from Federal Home Loan Bank           11,659,913            6,756,767
Other borrowed funds                            1,207,543            1,248,461
Other liabilities                               1,710,497            1,966,916
                                             ---------------------------------
TOTAL LIABILITIES                             337,094,857          326,403,331
                                             ---------------------------------
Preferred stockholders' equity in a
 Subsidiary company                                53,000               53,000
                                             ---------------------------------
STOCKHOLDERS' EQUITY:
Common stock                                       37,572               35,204
Paid in capital                                25,577,501           23,147,447
Retained earnings                               9,608,144            9,635,213
Accumulated other comprehensive loss           (1,027,340)          (1,153,618)
                                             ---------------------------------
TOTAL STOCKHOLDERS' EQUITY                     34,195,877           31,664,246
                                             ---------------------------------
TOTAL LIABILITIES &
 STOCKHOLDERS' EQUITY                        $371,343,734         $358,120,577
                                             =================================

<F1>  Investment securities are to be held to maturity and have a fair market value of $19,183,725 as of September 30, 2000 and $19,259,657 as of December 31, 1999
<F2>  Securities classified as Available for Sale are stated at fair value with any unrealized gains or losses reflected as an adjustment in Stockholders' Equity, net of tax.


                CONSOLIDATED STATEMENTS OF INCOME AND EXPENSE
                                 (UNAUDITED)
                        9 MONTHS ENDING SEPTEMBER 30,

                                                   2000             1999
                                               ----------------------------

INTEREST AND DIVIDEND INCOME:
Interest and fees on loans                     $16,540,347      $15,280,331
Interest and dividends on investments            3,844,402        3,577,587
Other interest                                     342,774          220,159
      Total interest and dividend income        20,727,523       19,078,077
                                               ----------------------------
INTEREST EXPENSE:
Interest on deposits                             8,724,284        7,719,587
Interest on borrowed funds                         569,263          293,576
                                               ----------------------------
      Total interest expense                     9,293,547        8,013,163
                                               ----------------------------
      Net interest and dividend income          11,433,976       11,064,914
PROVISION FOR LOAN LOSSES                        1,050,000          450,000
                                               ----------------------------
Net interest and dividend income after
 provision for loan losses                      10,383,976       10,614,914
OTHER INCOME:
Service charges on deposit accounts                608,523          668,775
Security gains, net                                    637          626,760
Other income                                       535,131          270,108
                                               ----------------------------
      Total other income                         1,144,291        1,565,643
                                               ----------------------------
OTHER EXPENSE:
Salaries and employee benefits                   4,545,954        4,199,391
Occupancy expense                                  640,601          607,922
Equipment expense                                  420,158          411,880
Loss (gain) on sale of other real estate
 owned                                             (49,758)          28,030
Writedown of other real estate owned                     0           57,024
Other expense                                    2,042,905        2,415,738
                                               ----------------------------
      Total other expense                        7,599,860        7,719,985
                                               ----------------------------
Income before income taxes                       3,928,407        4,460,572
Income taxes                                     1,221,498        1,553,433
                                               ----------------------------
NET INCOME                                     $ 2,706,909      $ 2,907,139
                                               ============================
Basic earnings per share                       $      0.72      $      0.80
                                               ============================
Diluted earnings per share                     $      0.72      $      0.80
                                               ============================
Basic average shares outstanding                 3,734,132        3,645,130
                                               ============================
Diluted average shares outstanding               3,737,384        3,653,783
                                               ============================
Comprehensive Income(1)                        $ 2,833,187      $ 1,276,278
                                               ============================

<F1>  Calculated using the change in accumulated other comprehensive income
      (loss) for the period and net income for the period.


                CONSOLIDATED STATEMENTS OF INCOME AND EXPENSE
                                 (UNAUDITED)
                        3 MONTHS ENDING SEPTEMBER 30,

                                                    2000            1999
                                               ----------------------------

INTEREST AND DIVIDEND INCOME:
Interest and fees on loans                     $ 5,753,721      $ 5,508,833
Interest and dividends on investments            1,277,669        1,189,095
Other interest                                      63,346           37,257
                                               ----------------------------
      Total interest and dividend income         7,094,736        6,735,185
                                               ----------------------------
INTEREST EXPENSE:
Interest on deposits                             2,984,307        2,530,682
Interest on borrowed funds                         195,514          104,903
                                               ----------------------------
      Total interest expense                     3,179,821        2,635,585
                                               ----------------------------
      Net interest and dividend income           3,914,915        4,099,600
PROVISION FOR LOAN LOSSES                                0          150,000
                                               ----------------------------
      Net interest an dividend income
       after provision for loan losses           3,914,915        3,949,600
                                               ----------------------------
OTHER INCOME:
Service charges on deposit accounts                198,751          211,969
Security gains, net                                  5,394          134,571
Other income                                       168,038           88,618
                                               ----------------------------
      Total other income                           372,183          435,158
                                               ----------------------------
OTHER EXPENSE:
Salaries and employee benefits                   1,517,652        1,453,795
Occupancy expense                                  205,106          201,628
Equipment expense                                  142,237          136,884
Other expense                                      691,906        1,040,893
                                               ----------------------------
      Total other expense                        2,556,901        2,833,200
                                               ----------------------------
Income before income taxes                       1,730,197        1,551,558
Income taxes                                       543,131          439,134
                                               ----------------------------
NET INCOME                                     $ 1,187,066      $ 1,112,424
                                               ============================
Basic earnings per share                       $      0.32      $      0.30
                                               ============================
Diluted earnings per share                     $      0.32      $      0.30
                                               ============================
Basic average shares outstanding                 3,752,795        3,659,941
                                               ============================
Diluted average shares outstanding               3,755,836        3,666,244
                                               ============================
Comprehensive Income (1)                       $ 1,506,188      $   687,855
                                               ============================

<F1>  Calculated using the change in accumulated other comprehensive income
      (loss) for the period and net income for the period.


                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                       Nine Months Ended September 30,
                                 (Unaudited)

Reconciliation of net income to net cash
 provided by operating activities:                        2000              1999
                                                      ------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $  2,706,909      $  2,907,139

Adjustments to reconcile net income to
 net cash provided by operating activities:
  Accretion, net of amortization of fair market
   value adjustments                                        (8,550)           (6,539)

  Amortization of goodwill                                 170,100           170,100
  Depreciation and amortization                            522,279           509,471
  Security gains, net                                         (637)         (626,760)
  Provision for loan losses                              1,050,000           450,000
  Increase (decrease) in taxes payable                    (154,108)          296,356
  Increase in interest receivable                         (550,302)         (527,209)
  Increase (decrease) in interest payable                   13,584            (3,047)
  Increase (decrease) in accrued expenses                 (322,356)          874,982
  (Increase) decrease in prepaid expenses                  (52,799)          147,284
  Accretion of investment securities, net of
   amortization                                            (30,723)          (64,482)
  Amortization of securities available for sale, net
   of accretion                                             27,689            50,707
  Loss (gain) on sale of other real estate owned           (49,758)           28,030
  Writedown of other real estate owned                           0            57,024
  Change in unearned income                                (78,032)         (113,900)
  Increase in other assets                                (272,314)       (1,010,558)
  Increase in other liabilities                             52,353           393,973
                                                      ------------------------------
  Net cash provided by operating activities              3,023,335         3,532,571
                                                      ------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of securities available for sale            (8,945,231)      (22,723,481)
  Investment in life insurance policy                   (4,918,838)                0
  Maturities of securities available for sale            3,230,040        11,059,943
  Sales of securities available for sale                 2,133,080         5,551,676
  Proceeds from sales of other real estate owned           143,853           362,990
  Proceeds from maturities of investment securities      5,535,235         7,057,804
  Purchases of investment securities                    (5,317,668)       (5,432,093)
  Net increase in loans                                (12,813,371)      (18,295,203)
  Capital expenditures                                    (320,366)         (879,172)
  Purchases of Federal Home Loan Bank Stock                      0          (113,500)
  Recoveries of previously charged-off loans               156,180            45,924
                                                      ------------------------------
  Net cash used in investing activities                (21,117,086)      (23,365,112)
                                                      ------------------------------


                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                       Nine Months Ended September 30
                                 (Unaudited)
                                 (Continued)

                                                           2000              1999
                                                      ------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of stock                          597,819           542,689
  Net increase in demand deposits, NOW, money
   market and savings accounts                           9,166,219           396,249
  Net decrease in time deposits                         (3,080,502)          (28,299)
  Net increase (decrease) in short-term borrowing          (40,918)        1,173,198
  Increase in federal funds purchased                            0         4,000,000
  Dividends paid                                          (899,375)         (764,196)
  Advances (payments) on Federal Home Loan Bank, net     4,903,146           (72,004)
  Increase (decrease) in notes payable                           0           (72,990)
                                                      ------------------------------
  Net cash provided by financing activities             10,646,389         5,174,647
                                                      ------------------------------
  Net decrease in cash and cash equivalents             (7,447,362)      (14,657,894)
  Cash and cash equivalents at beginning of period      21,108,966        30,229,037
                                                      ------------------------------
  Cash and cash equivalents at end of period          $ 13,661,604      $ 15,571,143
                                                      ==============================

SUPPLEMENTAL DISCLOSURES:
Loans originating from sales of Other Real
 Estate Owned                                         $    259,000      $    237,000

Interest paid                                         $  9,279,963      $  8,016,210

Income taxes paid                                     $  1,375,606      $  1,257,077

Loans transferred to Other Real Estate Owned          $          0      $    218,045


      SLADE'S FERRY BANCORP AND SUBSIDIARY, SLADE'S FERRY TRUST COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                             September 30, 2000

Note A - Basis of Presentation
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of Slade's Ferry Bancorp, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

Note C - Impact of New Accounting Standard
------------------------------------------

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

ITEM 2

Management's Discussion and Analysis
------------------------------------

Financial Condition
-------------------

At September 30, 2000 the Company had total assets of $371.3 Million compared to $358.1 Million reported as of December 31, 1999. This increase is predominately attributed to an increase in deposit levels of $6.1 Million during the first nine months of 2000. With this increased source of funds, net loans increased by $11.9 Million, excess liquidity temporarily invested in Federal Funds increased by $2.8 Million, and the Bank purchased $4.9 Million of single premium paid-up life insurance policies for its President and Vice Presidents. The combined investment portfolio increased by $3.6 Million, which mainly originated through a borrowing transaction of $5.0 Million with the Federal Home Loan Bank.

Loan demand continued to be prominent in the region particularly in the small business sector. A favorable economy and an active business development program attributed to the loan growth.

Deposits increased by $6.1 Million at September 30, 2000 to $322.5 Million when compared to $316.4 Million reported at year end 1999. Growth in deposits was due to general business conditions in addition to an increase in Municipal deposits due to real estate tax collections. The two branches opened in early 1999 continued to generate new deposit account activity, and the Bank also continued to offer competitive interest rates on certificate of deposit accounts to attract new deposits as well as retain existing accounts.

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

The Held to Maturity category consists predominately of securities of the U.S. Treasury, U.S. Government corporations and agencies, and securities issued by states of the United States and political subdivisions of states. The Company has the positive intent and ability to hold these securities to maturity. In managing the Held to Maturity portfolio, the Company seeks to maximize its return and maintain consistency to meet short and long term liquidity forecasts by purchasing securities with maturities laddered within a short-term period of 1-3 years, a mid-term period of 3-5 years, and some securities extending out to 10 years. The Company does not purchase investments with off-balance sheet characteristics, such as swaps, options, futures, and other hedging activities that are called derivatives. The main objective of the investment policy is to provide adequate liquidity to meet reasonable declines in deposits and any anticipated increases in the loan portfolio, to provide safety of principal and interest, to generate earnings adequate to provide a stable income and to fit within the overall asset/liability management objectives of the Company.

At September 30, 2000 securities classified as Available for Sale had net unrealized losses of $1,024,316 net of tax effect as a result of current market conditions and the recent increases in the prime rate. Besides the utilization of proceeds obtained through the sale of these securities to meet loan demand, securities may also be sold from time to time to improve interest rate risk by reinvesting the proceeds from their sales into higher yielding investments. Management, through the Asset-Liability Committee
(ALCO), constantly manages interest rate risk to minimize any exposure to rising or decreasing interest rates. Despite current market conditions, investment securities, when held to maturity, will mature at par value.

Investment Securities are securities that the Company will hold to maturity and are carried at amortized cost on the balance sheet, and are summarized as follows as of September 30, 2000.

                                                         Gross             Gross
                                        Amortized      Unrealized        Unrealized
(Dollars in Thousands)                  Cost Basis    Holding Gains    Holding Losses    Fair Value
---------------------------------------------------------------------------------------------------

Debt securities issued by the U. S.
  Treasury and other U. S.
  Government corporations and
  Agencies                               $ 7,143         $ 10             $   16          $ 7,137

Debt securities issued by states of
  the United States and political
  subdivisions of the states              12,097           22                134           11,985

Mortgage-backed securities                    61            0                  0               61

Other debt securities                          1            0                  0                1
-------------------------------------------------------------------------------------------------

                                         $19,302         $ 32             $  150          $19,184
=================================================================================================

Investments in Available for Sale securities are carried at fair value on the balance sheet and are summarized as follows as of September 30, 2000.


                                                         Gross             Gross
                                        Amortized      Unrealized        Unrealized
(Dollars in Thousands)                  Cost Basis    Holding Gains    Holding Losses    Fair Value
---------------------------------------------------------------------------------------------------

Debt securities issued by the U. S.
 Treasury and other U. S.
 Government corporations and
 Agencies                                $40,927         $ 13             $1,306          $39,634

Corporate Bonds                              715            0                 17              698

Marketable Equities                        4,199          714                727            4,186

Mortgage-backed securities                20,935           27                404           20,558

Asset-backed securities                        0            0                  0                0
-------------------------------------------------------------------------------------------------

                                         $66,776         $754             $2,454          $65,076
=================================================================================================

Decrease to Stockholders' Equity as of September 30, 2000:
(In Whole Dollars)


Unrealized Net Loss on Available for Sale Securities          $1,699,473
Less tax effect                                                  675,157
                                                              ----------
Net Unrealized Loss on Available for Sale Securities          $1,024,316
                                                              ==========


          INFORMATION WITH RESPECT TO NONACCRUAL AND PAST DUE LOANS AT SEPTEMBER 30, 2000 AND 1999 AND DECEMBER 31, 1999 AND 1998

                                                    At September 30         At December 31
---------------------------------------------------------------------------------------------
(Dollars in Thousands)                              2000        1999        1999        1998
---------------------------------------------------------------------------------------------

Nonaccrual Loans                                   $2,653      $2,322      $1,777      $3,331

Loans 90 days or more past due and still
  accruing                                          3,392         171         248         317

Real estate acquired by foreclosure
 or substantively repossessed                           0         559         353       1,026

Percentage of nonaccrual loans to total loans        1.04%       0.98%       0.73%       1.53%

Percentage of nonaccrual loans and real estate
 acquired by foreclosure or substantively
 repossessed to total assets                         0.71%        .83%       0.59%       1.28%

Percentage of allowance for loan
 losses to nonaccrual loans                        176.50%     172.66%     211.92%     107.15%

The $2.7 Million in nonaccrual loans consists of $1.0 Million of real estate mortgages and $1.7 Million attributed to commercial loans. Of the total nonaccrual loans outstanding, there are no loans restructured as of September 30, 2000.

The Company's nonperforming assets which consist of nonaccrual loans, loans 90 days or more past due and still accruing, and real estate acquired by foreclosure or substantively repossessed, increased by $3.6 Million to $6.0 Million at September 30, 2000 from $2.4 Million reported on December 31, 1999. Nonaccrual loans, which is the largest component of nonperforming assets, were up by $0.9 Million compared to year-end 1999. The increase was a combination of loans totaling $1.8 Million that became nonaccrual during the last nine months offset by $0.6 Million of payments on previously classified nonaccrual loans, and $0.3 Million of loans charged off. Included in the $1.8 Million of new nonaccrual loans is one commercial loan for $1.3 Million. The collateral securing this loan currently has a substantially greater value than the outstanding loan balance. Loans past due 90 days or more but still accruing increased by $3.1 Million during this nine month period. This increase is attributed to one commercial real estate loan for $3.3 Million for which the collateral value is substantially greater than the outstanding loan balance.

There was no real estate acquired through foreclosure or substantively repossessed at September 30, 2000 compared to $353,095 at December 31, 1999.

The percentage of nonaccrual loans to total loans increased from .73% reported at year end 1999 to 1.04% at September 30, 2000, primarily due to the increase in the nonaccrual category.


                INFORMATION WITH RESPECT TO NONACCRUAL LOANS
        AT SEPTEMBER 30, 2000 AND 1999 AND DECEMBER 31, 1999 AND 1998

                                                    At September 30         At December 31
---------------------------------------------------------------------------------------------
(Dollars in Thousands)                              2000        1999        1999        1998
---------------------------------------------------------------------------------------------

Nonaccrual Loans                                   $2,653      $2,322      $1,777      $3,331

Interest income that would have been recorded
 under original terms                              $  173      $  126      $  146      $  318

Interest income recorded during the period         $   12      $   39      $   37      $   37

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

Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" applies to all loans except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, loans measured at fair value or at a lower of cost or fair value, leases, and debt securities as defined in Statement 115. Statement 114 requires that impaired loans be valued at the present value of expected future cash flows discounted at the loan's effective interest rate or as a practical expedient, at the loan's observable market value of the collateral if the loan is collateral dependent. Smaller-balance homogeneous loans are considered by the Company to include consumer installment loans and credit card loans.

Included in the $2,652,663 in nonaccrual loans are $2,630,796 which the Company has determined to be impaired, for which $400,021 have a related allowance for credit losses of $132,017 and $2,230,775 have no related allowance for credit losses. Management is not aware of any other loans that pose a potential credit risk or where the loans are current but the borrowers are experiencing financial difficulty.

There were no other loans classified for regulatory purposes at September 30, 2000 that management reasonably expects will materially impact future operating results, liquidity or capital resources.

                  ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                          Nine Months             Years Ended
                                      Ended September 30          December 31
--------------------------------------------------------------------------------
(Dollars in Thousands)                 2000        1999        1999        1998
--------------------------------------------------------------------------------

Balance at January 1                  $3,766      $3,569      $3,569      $3,694
--------------------------------------------------------------------------------

Charge-offs:
  Commercial                            (134)        (35)       (221)         (0)
  Real estate - construction              (0)         (0)         (0)         (0)
  Real estate - mortgage                 (23)         (0)        (23)       (716)
  Installment/consumer                  (134)        (20)       (158)        (76)
--------------------------------------------------------------------------------
                                        (291)        (55)       (402)       (792)
--------------------------------------------------------------------------------

Recoveries:
  Commercial                              47           9          11           8
  Real estate - construction               0           0           0           0
  Real estate - mortgage                  87          23          24          43
  Installment/consumer                    23          14          14          16
--------------------------------------------------------------------------------
                                         157          46          49          67
--------------------------------------------------------------------------------
Net Charge-offs                         (134)         (9)       (353)       (725)
--------------------------------------------------------------------------------
Additions charged to operations        1,050         450         550         600
--------------------------------------------------------------------------------
Balance at end of period              $4,682      $4,010      $3,766      $3,569
================================================================================

Ratio of net charge-offs to
 average loans outstanding            (0.054%)    (0.004%)    (0.15%)    (0.340%)

The Allowance for Loan Losses at September 30, 2000 was $4,681,938, compared to $3,765,872 at year-end 1999. The Allowance for Loan Losses as a percentage of outstanding loans increased by 0.28% during the nine month period to 1.84% from 1.56% reported at year end 1999. The Bank provided $550,000 in 1999, $600,000 in 1998, and $1,050,000 as of September 30, 2000
to the Allowance for Loan Losses. Loans charged off were $402,000 in 1999, $792,000 in 1998, and $291,000 as of September 30, 2000. Recoveries on loans previously charged off were $49,000 in 1999, $67,000 in 1998 and $157,000 as of September 30, 2000. During the second quarter of 2000, management recognized an increase in loss potential due to increased credit risk on our commercial real estate loans. This increased risk is primarily due to a rising interest rate environment, putting pressure on cash flows of our commercial borrowers. Due to this added risk and an increase in the demand for these types of loans, management reviewed and changed the methodology and guidelines used to analyze the adequacy of loan loss reserves. After recalculating the adequate level of reserves using these new guidelines, management elected to provide an additional $750,000 to the reserve to provide an appropriate level to sufficiently absorb any unanticipated loan losses. The level of the Allowance for Loan Losses is evaluated by management and encompasses several factors, which include but are not limited to, recent trends in the nonperforming loans, the adequacy of the assets which collateralize the nonperforming loans, current economic conditions in the market area, and various other external and internal factors.

This table shows an allocation of the allowance for loan losses as of the end of each of the periods indicated.

                                    September 30, 2000        December 31, 1999         December 31, 1998
------------------------------------------------------------------------------------------------------------
                                             Percent of                Percent of                Percent of
                                              Loans in                  Loans in                  Loans in
                                                Each                      Each                      Each
                                             Category to               Category to               Category to
                                  Amount     Total Loans    Amount     Total Loans    Amount     Total Loans
------------------------------------------------------------------------------------------------------------
                                              (Dollars in Thousands)

Domestic:
Commercial                       $1,854(1)      19.33%     $1,356(1)      19.52%     $1,249(1)      20.06%
Real estate - Construction           66          3.14          34          2.07          27          1.73
Real estate - mortgage            2,178(2)      72.66       1,924(2)      74.48       1,964(2)      75.21
Consumer(3)                         584(4)       4.87         452(4)       3.93         329(4)       3.00
---------------------------------------------------------------------------------------------------------
                                 $4,682        100.00%     $3,766        100.00%     $3,569        100.00%
=========================================================================================================

<F1>  Includes amounts specifically reserved for impaired loans of $169,949 as of September 30, 2000, $234,205 as of December 31, 1999 and $128,207 as of December 31, 1998 as required by Financial Accounting Standard No. 114, Accounting for Impairment of Loans.
<F2>  Includes amounts specifically reserved for impaired loans of $70,194 as of September 30, 2000, $147,884 as of December 31, 1999 and $187,554 as of December 31, 1998 as required by Financial Accounting Standard No. 114, Accounting for Impairment of Loans.
<F3>  Includes consumer, obligations of states and political subdivisions and other.
<F4>  Includes amounts specifically reserved for impaired loans of $15,409 as of September 30, 2000, $39,241 as of December 31, 1999, and $9,126
      as of December 31, 1998, as required by Financial Accounting Standard No. 114, Accounting for Impairment of Loans.

The loan portfolio's largest segment of loans is commercial real estate loans, which represent 58.5% of gross loans. Residential real estate represents 14.2% of gross loans. The Company requires a loan to value ratio of 80% in both commercial and residential mortgages. These mortgages are secured by real properties which have a readily ascertainable appraised value.

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

Commercial loans consist of loans predominantly collateralized by inventory, furniture and fixtures, and accounts receivable. In assessing the collateral for this type of loan, management applies a 40% liquidation value to inventories, 25% to furniture, fixtures and equipment; and 60% to accounts receivable. Commercial loans represent 19.3% of the loan portfolio.

Consumer loans are generally unsecured credits and represent 4.9% of the total loan portfolio. These loans have a higher degree of risk then residential mortgage loans. The underlying collateral of a secured consumer loan tends to depreciate in value. Consumer loans are typically made based on the borrower's ability to repay the loan through continued financial stability. The Company endeavors to minimize risk by reviewing the borrower's repayment history on past debts, and assessing the borrower's ability to meet existing obligations on the proposed loans.

The allocation of the Allowance for Loan Losses is based on management's judgement of potential losses in the respective portfolios. While management has allocated reserves to various portfolio segments, the Allowance is general in nature and is available for the portfolio in its entirety.

Results of Operations
---------------------

The largest source of the Company's earnings is net interest and dividend income, which is the difference between interest income earned on loans and investments and interest expense paid on deposits and borrowed funds. Net interest and dividend income for the nine months ending September 30, 2000 increased by $369,062 to $11,433,976 when compared to $11,064,914 recorded during the same period in 1999. Total interest and dividend income increased by $1,649,446 due to a larger loan base, expansion of the investment portfolio, and higher interest yields earned as a result of the Federal Reserve Bank's decision to increase short-term rates in an attempt to tighten credit, slow down the economy and control inflationary pressures. This was offset by an increase in interest expense of $1,280,384 as a result of higher deposit levels being serviced during the last nine month period compared to the same period in the previous year, along with an increase in borrowings from the Federal Home Loan Bank, and higher interest rates paid on time deposits.

The Provision for Loan Losses is a charge against earnings and funds the Allowance for Loan Losses. It is management's desire to maintain an appropriate ratio of the Allowance for Loan Losses to total outstanding loans. The Bank's provision during the nine month period ending September 30, 2000 was $1,050,000, an increase of $600,000 from the same period in the previous year. This increase is attributed to management's decision to change the methodology and guidelines used in calculating the adequate level of loan loss reserves for our loan portfolio. Increasing credit risk due to a higher commercial real estate loan portfolio and a rising interest rate environment is responsible for the review and change in the methodology and guidelines. This additional provision will provide an appropriate level of loan loss reserve to adequately absorb any unanticipated losses from our loan portfolio.

Total Other Income decreased by $421,352 for the first nine months of 2000 when compared to the same period in 1999. Service charges on deposit accounts decreased by $60,252 primarily due to a decrease in fees earned on overdraft accounts and a lower amount of service charges being realized on demand deposit accounts as a result of higher levels of compensating balances carried in the business checking account category.

The Bank realized net gains on the sale of securities of $637 during the first nine months of 2000 compared to net gains of $626,760 realized in the same period in the prior year. During the first nine months of 1999, management sold certain selected corporate equities due to favorable market conditions. Corporate equity securities are monitored and evaluated to determine their suitability for sale or retention in the portfolio on a regular basis.

The line item Other Income increased by $265,023 and includes recognition of an increase in the cash surrender value of life insurance policies associated with both the Directors' Life Insurance and the Executive Officers' Life Insurance Programs totaling $61,877 and $106,200 respectively, $59,000 of prior years expense accrual that did not materialize, and other miscellaneous income earned due to general business conditions.

Total Other Expense for the first nine months in 2000 was down by $120,125 to $7,599,860 when compared to $7,719,985 recorded during the same period in 1999. Salaries and employee benefits, which is the largest component of Other Expense, increased by $346,563 which is attributed to staff additions, salary adjustments and general wage increases. Occupancy and equipment expense combined increased slightly by $40,957. The Bank incurred gains totaling $49,758 on sales of real estate acquired through foreclosure compared to losses of $28,030 realized during the same period in the previous year. Also, as of September 30, 2000 there were no expenses associated with the writedown of other real estate owned (OREO) to reflect current fair market values of properties. During the same period in the prior year, $57,024 was expensed.

The following table sets forth the components of the line item Other Expense. This table reflects a decrease of $348,987 to $691,906 from $1,040,893 for the three month period ending September 30, 2000 and a decrease of $372,833 to $2,042,905 from $2,415,738 for the nine month period ending September 30, 2000 when compared to September 30, 1999.

                                          Three Months                       Nine Months
----------------------------------------------------------------------------------------------------
(Dollars in Thousands)              2000       1999      Variance     2000        1999      Variance
----------------------------------------------------------------------------------------------------

Amortization of Goodwill           $ 57      $   57      $   0      $  170      $  170      $   0
Advertising & Public Relations      130          91         39         358         339         19
Stationery & Supplies                62          76        (14)        221         232        (11)
Communications                       74          75         (1)        233         237         (4)
Professional fees & Other
 Services                            88         190       (102)        270         287        (17)
Other Real Estate Owned               0          20        (20)         38         154       (116)
Other Miscellaneous Expenses        281         532       (251)        753         997       (244)
-------------------------------------------------------------------------------------------------
Other Expense                      $692      $1,041      $(349)     $2,043      $2,416      $(373)
=================================================================================================

Advertising and Public Relations expense increased by $19,039 for nine months ending September 30, 2000 when compared to 1999. Stationery and Supplies slightly decreased by $11,461. Professional Fees and Other Services decreased by $16,521 during the nine month period ending September 30, 2000 when compared to the same period in 1999. Other Real Estate Owned decreased substantially by $116,390 due to expenditures in 1999 associated with the acquisition and maintenance of real estate acquired by foreclosure. As of September 30, 2000, all previous OREO properties have been sold. Other Miscellaneous Expenses decreased by $243,966. During the third quarter of 1999, the company recorded an estimated expense of $300,000 as an accrued liability due to the civil suit brought against the Bank by a former employee of the National Bank of Fairhaven for wrongful termination. There was no such expense in 2000.

Income before income taxes, totaled $3,928,407 at September 30, 2000, down by $532,165 when compared to $4,460,572 reported on September 30, 1999. Applicable taxes decreased by $331,935 to $1,221,498 when compared to $1,553,433 reported in the prior year. The decrease is due to reduced earnings and the reduced State income tax resulting from by the establishment of a real estate investment trust (Slade's Ferry Preferred Capital Corporation) in July 1999.

Net income of $2,706,909 reflects a decrease of 6.9% when compared to earnings of $2,907,139 reported at September 30, 1999. This decrease is primarily attributed to the aforementioned $600,000 increase in the loan loss provision when compared to the nine months ending September 30, 1999. This increase resulted in an after tax decrease in income of $396,000. Diluted earnings per share were $0.72 for nine months ending September 30, 2000 compared to $0.80 for the same period in 1999.

The results of operation for the third quarter in 2000 indicates that the net interest and dividend income decreased by $184,685 to $3,914,915 from $4,099,600 earned during the same period in the previous year. The Provision for Loan Losses decreased by $150,000 to $-0- compared to $150,000 for the same three month period in the previous year. Total Other Income decreased by $62,975 primarily due to a decrease in security gains during the third quarter of 2000. Due to favorable market conditions during the same quarter in 1999, equity securities were sold realizing a gain of $134,571. The line item Other Income increased by $79,420 due to recognition of increased cash surrender value in life insurance associated with both the Directors' Life Insurance Program and Executive Officers' Life Insurance Program. Services charges on deposit accounts decreased slightly by $13,218.

Total Other Expense decreased by $276,299. Salaries and benefits increased by $63,857 which includes increases due to staff additions, salary adjustments, and general wage increases due to performance evaluations. Occupancy and equipment expense combined increased by $8,831.

For the three months ending September 30, 2000, other expense decreased by $348,987 to $691,906 from $1,040,893 reported for the prior year. The increase in Advertising and Public Relations of $38,603 was attributed to the combination of television advertisements, direct residential mailings to the Greater New Bedford market area, and print advertising. There was a decrease of $13,934 in Stationery & Supplies expense, and Communications also decreased slightly by $647. Professional fees decreased by $101,747 when compared to the third quarter of 1999. There was a reduction of $100,000 in consultant fees attributed to the formation of the real estate investment trust in 1999 and a decrease in legal fees of $26,500. The legal expense for 1999 included fees incurred as a result of the above-mentioned civil suit. These reductions were offset by an increase of $41,000 in collection and repossession expenses. Expenses associated with the acquisition and maintenance of real estate acquired by foreclosure totaled $20,000 during the third quarter of 1999; no similar expenses were recorded in the same quarter of 2000. Other Miscellaneous Expense decreased by $251,262. During the third quarter of 1999, the Company recorded the $300,000 expense related to the above-mentioned civil suit. There was no such expense in 2000. Offsetting this were contributions to the Slade's Ferry Charitable Foundation totaling $20,000, an increase in the Federal Deposit Insurance Corporation assessment of $8,000, and an increase in Board of Directors' fees of $13,000 occurring during the third quarter of 2000.

Income before taxes for the third quarter in 2000 increased by $178,639 to $1,730,197 from $1,551,558 reported for the same period in the prior year. Applicable taxes also increased by $103,997 to $543,131 when compared to $439,134 reported in the third quarter in 1999.
Net income for the three month period ending September 30, 2000 was $1,187,066, or an increase of 6.7%, when compared to $1,112,424 earned in the third quarter in 1999. Diluted earnings per share were $0.32 compared to $0.30 per share for the same period in 1999.

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

The Company also has the ability to borrow funds to meet short-term liquidity needs from correspondent banks, the Federal Home Loan Bank, and the Federal Reserve Bank of Boston by pledging qualified investment securities as collateral. During the first nine months of 2000, the Bank did not borrow any short-term funds to meet current liquidity needs. However, in January 2000, the Bank borrowed $5.0 Million from the Federal Home Loan Bank for the specific purpose of purchasing a $5.0 Million high quality mortgage-backed security in order to further enhance interest earnings. During the first nine months of 1999, the Company borrowed for fourteen days an average of $4.3 Million per day. In addition to the borrowed funds from the Federal Home Loan Bank as of September 30, 2000, the Bank had outstanding advances totaling $6.7 Million from the Federal Home Loan Bank representing the match funding loan program that is available to qualified borrowers. As of December 1999, these advances totaled $6.8 Million. Tax payments collected by the Bank for our customers, under the Treasury Tax and Loan Program, and owed to the U.S. Treasury are classified as other short-term borrowed funds.

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

At September 30, 2000, the Bank's liquidity ratio stood at 28.2% as compared to 29.1% at December 31, 1999. The liquidity ratio is determined by dividing the Bank's short-term assets (cash and due from banks, interest bearing deposits due from other banks, securities, and federal funds sold) by the Bank's total deposits. Management believes the Bank's liquidity to be adequate to meet the current and presently foreseeable needs of the Bank.

The comparison of cash flows for nine months ending September 30, 2000 and 1999 shows a decrease in net cash provided by operating activities of $0.5 Million. There was an increase in net interest and dividend income of $0.4 Million, an increase in service charges and other income of $0.2 Million, offset by increases in cash paid to suppliers of $1.3 Million and taxes paid of $0.1 Million.

Cash flows from investing activities show a net decrease in cash used in investing activities of $2.2 Million when compared to 1999. Purchases of securities decreased by $13.9 Million offset by a decrease in maturities and sales of $12.8 Million for a net decrease of $1.1 Million in cash used in investing activities. There was a decrease in cash used in loan activity of $5.5 Million, proceeds from sales of Other Real Estate Owned decreased by $0.2 Million and capital expenditures decreased by $0.5 Million. These were offset by the aforementioned purchase of Bank Owned Life insurance for $4.9 Million.

Cash flows provided by financing activities increased by $5.5 Million when compared to the first nine months of 1999. There was a net increase in cash provided by demand deposits, NOW, money market and savings accounts of $8.8 Million and an increase in Federal Home Loan Bank borrowings of $4.9 Million as mentioned previously. These were offset by decreases in time deposits of $3.0 Million, short-term borrowings of $1.2 Million and federal funds purchased of $4.0 Million.

Capital
-------

As of September 30, 2000, the Company had total capital of $34,195,877. This represents an increase of $2,531,631 from $31,664,246 reported on December 31, 1999. The increase in capital was a combination of several factors. Additions consisted of nine months earnings of $2,706,909, transactions originating through the Dividend Reinvestment Program whereby 14,492.553 shares were issued for cash contributions of $139,531 and 43,858.167 shares were issued for $444,262 in lieu of cash dividend payments and stock options exercised amounting to $14,026. These additions were offset by dividends paid of $897,350 and cash dividends paid in lieu of fractional shares of $2,025 as a result of the 5% stock dividend issued February, 2000.

Also, affecting capital is the line item Accumulated other comprehensive income (loss) which reflects net unrealized gains or losses, net of taxes, on securities classified as Available-for-Sale and the minimum pension liability adjustment. On December 31, 1999 the Available-for-Sale portfolio had unrealized losses, net of taxes, of $1,150,594, and on September 30, 2000, as a result of current market values, the portfolio reflects unrealized losses, net of taxes, of $1,024,316. There was no change in the minimum pension liability adjustment of $3,024, net of taxes, recorded December 31, 1999.

Under the requirements for Risk Based and Leverage Capital of the federal banking agencies, a minimum level of capital will vary among banks based on safety and soundness of operations. Risk Based Capital ratios are calculated with reference to risk-weighted assets, which include both on and off balance sheet exposure.

At September 30, 2000 the actual Risk Based Capital of the Bank was $28,672,000 for Tier 1 Capital, exceeding the minimum requirements of $11,019,960 by $17,652,040. Total Capital of $32,178,000 exceeded the minimum requirements of $22,039,920 by $10,138,080 and Leverage Capital of $28,672,000 exceeded the minimum requirements of $14,588,440 by $14,083,560. In addition to the "minimum" capital requirements, "well capitalized" standards have also been established by the Federal Banking Regulators.

As shown by the table below which illustrates the capital ratios of the Company and the Bank on September 30, 2000 and at December 31, 1999, the Company and the Bank met the "well-capitalized" standards as of the dates indicated.

                                Well       September 30, 2000      December 31, 1999
                            Capitalized    ------------------      ------------------
                            Requirement    Bancorp       Bank      Bancorp       Bank
-------------------------------------------------------------------------------------

Total Capital (to Risk
 Weighted Assets)               10%         13.09%      11.68%      12.98%      11.67%
Tier I Capital (to Risk
 Weighted Assets)                6%         11.84%      10.41%      11.73%      10.42%
Leverage Capital (to
 Average Assets)                 5%          8.90%       7.86%       8.60%       7.68%

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

The following table reflects the Company's estimated exposure as a percentage of estimated net interest income for the next twelve months, assuming an immediate change in interest rates:

                                Estimated Exposure as a
        Rate Change         Percentage of Net Interest Income
      (Basis Points)               September 30, 2000
---------------------------------------------------------------------------

          +200                          (4.05%)
          -200                           1.97%

The model used to monitor earnings-at-risk provides management a measurement tool to assess the effect of changes in interest rates on the Company's current and future earnings. The 10% limit established by the Company provides an internal tolerance level to control interest rate risk exposure.

                                   PART II
                              OTHER INFORMATION

ITEM 6

Exhibits and Reports on Form 8-K

(a) Exhibits: See exhibit index

(b) Reports on Form 8-K:   None


                                EXHIBIT INDEX

Exhibit No.    Description                                             Page

   3.1         Articles of Incorporation of Slade's Ferry Bancorp
               as amended                                              (1)

   3.2         By-laws of Slade's Ferry Bancorp as amended             (2)

  10.1         Agreement and Plan of Merger by and between Slade's
               Ferry (formerly Weetamoe) Bancorp and Fairbank, Inc.    (3)

  10.2         Slade's Ferry (formerly Weetamoe) Bancorp 1996
               Stock Option Plan (as amended)                          (3)

  10.3         Noncompetition Agreement between Slade's Ferry
               Trust Company and Edward S. Machado (A substantially
               identical contract exists with Peter Paskowski)         (4)

  10.4         Supplemental Executive Retirement Agreement
               between Slade's Ferry (formerly Weetamoe) Bancorp
               and Donald T. Corrigan                                  (5)

  10.5         Supplemental Executive Retirement Agreement
               between Slade's Ferry (formerly Weetamoe) Bancorp
               and James D. Carey                                      (2)

  10.6         Supplemental Executive Retirement Agreement between
               Slade's Ferry (formerly Weetamoe) Bancorp and
               Manuel J. Tavares                                       (2)

  10.7         Swansea Mall Lease                                      (4)

  10.8         Form of Director Supplemental Retirement Program
               Director Agreement, Exhibit I thereto (Slade's
               Ferry Trust Company Director Supplemental
               Retirement Program Plan) and Endorsement Method
               Split Dollar Plan Agreement thereunder for
               Thomas B. Almy. (Similar forms of agreement
               entered into between Slade's Ferry Trust Company
               and the other directors)                                (6)

  10.9         Form of Directors' Paid-up Insurance Policy for
               Thomas B. Almy (part of the Director Supplemental
               Retirement Program). (Similar forms of policy
               entered into by Company for other directors).           (7)

  10.10        Form of Officers' Paid-up Endorsement Method
               Split Dollar Plan Agreement and Insurance Policies
               for Janice Partridge (Similar forms of policies
               entered into by Company for its President and other
               Vice Presidents)                                        (8)

  27           Financial Data Schedule

(1) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with the Commission on April 14, 1997.
(2) Incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1996
(3) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 1999.
(4) Incorporated by reference to the Registrant's Registration Statement on Form S-4 File No. 33-32131.
(5) Incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1994.
(6) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended March 31, 1999.
(7) Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended June 30, 1998.
(8) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 2000.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SLADE'S FERRY BANCORP
                                       ----------------------------------
                                       (Registrant)


11/10/2000                             /s/ Kenneth R. Rezendes
-----------------------------          ----------------------------------
(Date)                                 (Signature)    Kenneth R. Rezendes
                                                            President/CEO

11/10/2000                             /s/ James D. Carey
-----------------------------          ----------------------------------
(Date)                                 (Signature)         James D. Carey
                                                 Executive Vice President

11/10/2000                             /s/ Edward Bernardo Jr.
-----------------------------          ----------------------------------
(Date)                                 (Signature)    Edward Bernardo Jr.
                                                 Vice President/Treasurer
                                                  Chief Financial Officer