Form 10-K
period 2000-12-31
SLADES FERRY BANCORP
filed 2001-03-15
CIK 857499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

The aggregate market value of the voting stock of Slade's Ferry Bancorp, held by nonaffiliates of the registrant as of February 23, 2001 was approximately $27,470,462. On that date, there were 3,806,806.479 shares of Slade's Ferry Bancorp Common Stock, $.01 par value outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Stockholders April 09, 2001 incorporated by reference into Part III.

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

      During the past three years, assets of the Bank increased by $48.3 Million. In January 1999, the Bank opened a branch banking facility at 1601 South Main Street, Fall River, and in March 1999, a branch banking facility was opened at 833 Ashley Boulevard, New Bedford, Massachusetts. The Bank currently has twelve banking facilities extending east from Seekonk, Massachusetts to Fairhaven, Massachusetts. The Bank also provides limited banking services at the Somerset High School. In addition, the Bank in 1999 received regulatory approval to establish a loan production office in Rhode Island. The office is named the Slade's Ferry Loan Company and is a subsidiary of Slade's Ferry Trust Company. The purpose for the loan production office is to solicit commercial and consumer borrowers in the Rhode Island area. The office is prohibited from accepting deposits and payments.

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

      The Bank's major customer base consists of almost 31,000 personal savings, checking and money market accounts and 9,000 personal certificates of deposit and individual retirement accounts. Its commercial base consists of over 3,200 checking, money market, corporate, and certificate of deposit accounts.

      The Bank does not have any major target accounts, nor does it derive a material portion of its deposits from any single depositor. It is a retail bank that services the needs of the local communities, and its loans are not concentrated within any single industry or group of related industries that would have any possible adverse effect on the business of the Bank. The Bank's business is not seasonal and its loan demand is well diversified. As of December 31, 2000, commitments under standby letters of credit aggregate approximately $1,231,573.

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

      Under Massachusetts law, Board of Bank Incorporation approval is required before any company may become a bank holding company by directly or indirectly owning, controlling or holding the power to vote 25% or more of the voting stock of two or more banks. Further, such approval is required prior to a bank holding company's (i) acquiring voting stock of another bank institution if, as a result of the acquisition, such acquirer would, directly or indirectly, own or control more than 5% of the voting stock of such institution, or (ii) engaging in certain other transactions. The Company is not considered a bank holding company under Massachusetts's law since it does not control two or more banks. The activities of the Company, however, will be limited under Massachusetts's law to activities described above which would be permissible for a bank holding company registered under the BHCA. In addition, the acquisition by the Company of 25% or more of the voting stock or the power to elect a majority of the directors of another commercial bank, savings bank, cooperative bank, or savings and loan association would subject the Company to regulation as a bank holding company under applicable Massachusetts law and would require the approval of the Massachusetts Board of Bank Incorporation.

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

      Bank regulators have implemented risk based capital guidelines that require a bank to maintain certain minimum capital as a percent of such bank's assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk adjusted assets). Under the requirements a minimum level of capital will vary among banks on safety and soundness of operation. At December 31, 2000 the minimum regulatory capital level of Risk Based Capital was 4% for Tier 1 Capital, 8% for Total Capital and Leverage Capital was 4%.

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

Recent Regulatory Examinations
------------------------------

      Following the most recent regulatory examinations in 2000, the Bank entered into an informal agreement with the Massachusetts Commissioner of Banks and the Federal Deposit Insurance Corporation effective December 1, 2000.

      The agreement contains various provisions which the Bank must address and implement plans and policies to comply. Specifically, the provisions require the Bank to evaluate and assess Bank management and staffing needs; to formulate, adopt, and implement a multi-year strategic plan; to develop and adopt new and revise existing policies relating to loan and credit administration; and review and change methodology in calculating and maintaining adequate reserves for possible loan losses in accordance with prevailing requirements.

      An additional provision requires the Bank, during the life of the agreement, to maintain a seven (7) percent Tier 1 Leverage Capital ratio and a nine (9) percent Tier 1 Risk Based Capital ratio. As of December 31, 2000, the Bank is and has since 1997 consistently been above these ratios.

      Bank management and the Board of Directors have taken immediate action to comply with all the provisions required by the informal agreement. With the assistance of independent consultants, the assessment of Bank management and staffing needs has been completed with findings and conclusions being addressed, a multi-year strategic plan has been formalized and adopted, and policies have been implemented to address various loan and credit administration issues. Also, a comprehensive policy using revised methodology has been established for determining, calculating and maintaining an allowance for loan losses that is adequate to absorb estimated credit losses associated with our loan portfolio.

Statistical Information
-----------------------

      The following supplementary information required under Guide 3 (Statistical Disclosure by Bank Holding Companies) should be read in conjunction with the related financial statements and notes thereto, which are a part of this report.

DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

      The following table sets forth the Company's average assets, liabilities, and stockholders' equity, interest income earned and interest paid, average rates earned and paid, and the net interest margin for the periods ending December 31, 2000, December 31, 1999, and December 31, 1998. Averages are daily averages.


                                             2000                              1999                              1998
-----------------------------------------------------------------------------------------------------------------------------------
                                Average  Interest(1)  Avg. Int.  Average   Interest(1)  Avg. Int.  Average   Interest(1)  Avg. Int.
(Dollars in Thousands)          Balance    Inc/Exp       Rate    Balance     Inc/Exp      Rate     Balance     Inc/Exp       Rate
-----------------------------------------------------------------------------------------------------------------------------------

ASSETS:

  Earning Assets (2)
  Commercial Loans              $ 48,445    $ 4,504     9.30%    $ 47,386    $ 4,218     8.90%       42,244    $3,953       9.36%
  Commercial Real Estate         152,580     14,194     9.30%     136,648     12,876     9.42%      118,939    11,630       9.78%
  Residential Real Estate         36,558      2,877     7.87%      37,523      2,778     7.40%       45,781     3,520       7.69%
  Consumer Loans                  11,216        911     8.12%       7,678        657     8.56%        6,767       652       9.63%
-----------------------------------------------------------------------------------------------------------------------------------
  Total Loans                    248,799     22,486     9.04%     229,235     20,529     8.96%      213,731    19,755       9.24%
  Federal Funds Sold               9,558        583     6.10%       5,563        259     4.66%       12,214       630       5.16%
  U.S. Treas/Govt Agencies        68,606      4,421     6.44%      68,523      4,114     6.00%       54,842     3,366       6.14%
  States & Political
   Subdivisions                   11,889        787     6.62%      11,505        748     6.50%        9,763       649       6.65%
  Mutual Funds                        55          3     5.45%          71          3     4.23%          209        14       6.70%
  Marketable Equity
   Securities                      4,241         89     2.10%       3,470         78     2.25%        2,761       105       3.80%
  Other Investments                1,066         79     7.41%       1,102         71     6.44%            6         0       0.00%
---------------------------------------------------------------------------------------------------------------------------------
  Total Earning Assets           344,214     28,448     8.26%     319,469     25,802     8.08%      293,526    24,519       8.35%
---------------------------------------------------------------------------------------------------------------------------------
  Allowance for Loan Losses       (4,202)                          (3,814)                           (3,602)
  Unearned Income                   (552)                            (640)                             (715)
  Cash and Due From Banks         12,883                           14,320                            12,186
  Other Assets                    20,938                           17,371                            15,376
---------------------------------------------------------------------------------------------------------------------------------
Total Assets                    $373,281                         $346,706                          $316,771
=================================================================================================================================
LIABILITIES & STOCKHOLDERS' EQUITY:
  Savings                       $ 50,210      1,006     2.00%    $ 48,442    $ 1,022     2.11%     $ 43,885    $1,075       2.45%
  NOW's                           37,785      1,183     3.13%      38,404        994     2.59%       38,764     1,196       3.09%
  Money Market Accounts           10,607        174     1.64%      12,188        215     1.76%       13,777       273       1.98%
  CD's > $100M                    31,689      1,537     4.85%      26,857      1,325     4.93%       22,945     1,266       5.52%
  Other Time Deposits            138,637      8,019     5.78%     130,393      6,778     5.20%      119,118     6,700       5.62%
  Other Borrowings                12,402        780     6.29%       6,413        420     6.55%        2,933       201       6.85%
---------------------------------------------------------------------------------------------------------------------------------
  Total Interest-bearing

   Liabilities                   281,330     12,699     4.51%     262,697     10,754     4.09%      241,422    10,711       4.44%
---------------------------------------------------------------------------------------------------------------------------------
  Demand Deposits                 58,588                           52,261                            46,217
  Other Liabilities                1,836                            1,057                             1,063
  Total Liabilities              341,754                          316,015                           288,702
  Common Stock                        37                               35                                34
  Paid-in Capital                 25,109                           22,646                            21,448
  Retained Earnings                7,648                            8,492                             6,395
  Accumulated Other
   Comprehensive Income (Loss)    (1,267)                            (482)                              192
---------------------------------------------------------------------------------------------------------------------------------
  Total Stockholders' Equity      31,527                           30,691                            28,069
---------------------------------------------------------------------------------------------------------------------------------
Total Liabilities &
   Stockholders' Equity         $373,281                         $346,706                          $316,771
=================================================================================================================================
Net Interest Income                         $15,749                          $15,048               $ 13,808
=================================================================================================================================
Net Interest Spread                                     3.75%                            3.99%                              3.91%
=================================================================================================================================

Net Yield on Earning Assets                             4.58%                            4.71%                              4.70%
=================================================================================================================================

<F1>  On a fully taxable equivalent basis based on tax rate of 33.33%.  Interest income on investments and net interest income includes a fully taxable equivalent adjustment of $262,000 in 2000, $249,000 in 1999, and
      $212,000 in 1998.
<F2>  Average balance includes non-accruing loans.  The effect of including such loans is to reduce the average rate earned on the Company's loans.

            NET INTEREST INCOME - CHANGES DUE TO VOLUME AND RATE)


                                             2000 vs. 1999                     1999 vs. 1998
                                               Increase                          Increase
                                              (Decrease)                        (Decrease)
------------------------------------------------------------------------------------------------------
                                       Total      Due to    Due to      Total       Due to      Due to
(Dollars in Thousands)               Change(2)    Volume     Rate     Change(2)     Volume       Rate
------------------------------------------------------------------------------------------------------

Interest Income:
  Federal Funds Sold                  $  324      $  215    $   109    $  (371)    $  (326)    $   (45)
  US Treas/Govt Agencies                 307           5        302        748         830         (82)
  States & Political Subdivisions         39          25         14         99         115         (16)
  Mutual Funds                           -0-          (1)         1        (11)         (8)         (3)
  Marketable Securities                   11          15         (4)       (27)         21         (48)
  Other Investments                        8          (2)        10         71          71          -0-
  Commercial Loans                       286          96        190        265         469        (204)
  Commercial Real Estate               1,318       1,492       (174)     1,246       1,700        (454)
  Residential Real Estate                 99         (74)       173       (742)       (623)       (119)
  Consumer Loans                         254         295        (41)         5          83         (78)
------------------------------------------------------------------------------------------------------
  Total Interest Income                2,646       2,066        580      1,283       2,332      (1,049)
------------------------------------------------------------------------------------------------------

Interest Expense:
  Savings Accounts                       (16)         36        (52)       (53)        104        (157)
  NOW Accounts                           189         (18)       207       (202)        (10)       (192)
  Money Market Accounts                  (41)        (27)       (14)       (58)        (30)        (28)
  CD's > 100 M                           212         236        (24)        59         204        (145)
  Other Time Deposits                  1,241         453        788         78         610        (532)
  Other Borrowings                       360         384        (24)       219         233         (14)
------------------------------------------------------------------------------------------------------
  Total Interest Expense               1,945       1,064        881         43       1,111      (1,068)
------------------------------------------------------------------------------------------------------
Net Interest Income                   $  701      $1,002    $  (301)   $ 1,240     $ 1,221     $    19
======================================================================================================

<F1>  Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated equally to changes due to volume and changes due to rate.
<F2>  The change in interest income on investments and net interest income includes interest on a fully taxable equivalent basis based on a tax rate of 33.33%.

Interest Rate Risk
------------------

      The Company considers interest rate risk to be a significant market risk as it could potentially have an effect on the Company's financial condition and results of operation. The definition of interest rate risk is the exposure of the Company's earnings to adverse movements in interest rates. Volatility in interest rates requires the Company to manage interest rate risk, which arises from the differences in the timing of repricing of assets and liabilities.

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

      At December 31, 2000, the following GAP report indicates the Company's interest rate risk to have a reliance on short term liabilities. This position would have an adverse effect on earnings in a rising rate environment and a positive effect on earnings in a decreasing rate environment.

INTEREST RATE - SENSITIVITY GAPS
--------------------------------

Repricing Period at December 31, 2000
-------------------------------------


                                   Within       1-2         2-3        3-5      Over 5
(Dollars in Thousands)             1 Year      Years       Years      Years      Years       Total
---------------------------------------------------------------------------------------------------

Interest-Earning Assets:
  Federal Funds Sold              $ 12,000    $    ---    $   ---    $   ---    $   ---    $ 12,000
  Investment Securities(1)          15,257       6,327     11,477     35,141     20,878      89,080
  Loans                            139,907      34,928     32,527     14,493     34,298     256,153
                                  -----------------------------------------------------------------
    Total Earning Assets          $167,164    $ 41,255    $44,004    $49,634    $55,176    $357,233
                                  -----------------------------------------------------------------

Interest Bearing Liabilities:
  NOW Checking and Savings
   Deposits                       $ 38,000    $ 10,796    $10,796    $28,788    $   ---    $ 88,380
  Money Market Deposits              2,396       1,198      1,198      3,193        ---       7,985
  Term Deposits                    138,544      26,355     11,463        ---        ---     176,362
  Borrowed Funds                     2,000         ---        ---        ---     10,726      12,726
  Other Interest-bearing
   Liabilities                       1,200         ---        ---        ---        ---       1,200
                                  -----------------------------------------------------------------
    Total Interest-bearing
     Liabilities                  $182,140    $ 38,349    $23,457    $31,981    $10,726    $286,653
                                  -----------------------------------------------------------------

Net Interest Sensitivity Gap      $(14,976)   $  2,906    $20,547    $17,653    $44,450    $ 70,580
Cumulative Gap                    $(14,976)   $(12,070)   $ 8,477    $26,130    $70,580         ---
Cumulative Gap as a Percent of
 Total Assets                         3.85%       3.10%      2.18%      6.72%     18.16%        ---
                                  =================================================================

<F1>  Excludes money market mutual funds which are carried in cash and cash equivalents.

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


      Rate Change           Estimated Exposure as a
     (Basis Points)    Percentage of Net Interest Income    Dollar Impact
-------------------------------------------------------------------------

          +200                      (3.59%)                  $(577,000)
          -200                      (3.46%)                  $(556,000)

      The model used to monitor earnings-at-risk provides management a measurement tool to assess the effect of changes in interest rates on the Company's current and future earnings. The Company's 10% limit establishes an internal tolerance level to control the Company's interest rate risk exposure and is monitored on a quarterly basis.

II.   INVESTMENT PORTFOLIO

      The following table shows the book value of the major categories of investment securities Held-to-Maturity for the years indicated:


                                         At December 31,
---------------------------------------------------------------
(Dollars in Thousands)              2000       1999       1998
---------------------------------------------------------------

US Treasury Securities and
  Obligations of US Government
  Corporations and Agencies       $ 6,948    $ 7,975    $ 8,810
Obligations of States and
  Political Subdivisions           12,094     11,439     11,997
Mortgage-backed securities             59         74        114
Other Debt Securities                   1          1        -0-
---------------------------------------------------------------
Total                             $19,102    $19,489    $20,921
===============================================================


      In the following table, the carrying value of Held-to-Maturity securities maturing within stated periods as of December 31, 2000, is shown with the weighted average interest yield from securities falling within the range of maturities:


                          US Treasury       Obligations
                          & Government       of States&        Mortgage-         Other
                          Corporations       Political          Backed           Debt
(Dollars in Thousands)      Agencies      Subdivisions(1)    Securities(2)    Securities     Total
---------------------------------------------------------------------------------------------------

Due in 1 year or less:
  Amount$                    $4,200           $ 2,211            $  55           $   1      $ 6,467
  Yield                        6.04%             6.98%            6.74%           7.50%        6.36%

Due in 1 to 5 years:
  Amount                      2,498             5,859                4             ---        8,361
  Yield                        6.47%             6.61%            7.88%            ---         6.57%

Due in 5 to 10 years:
  Amount                        250             3,322              ---             ---        3,572
  Yield                        7.00%             6.64%             ---             ---         6.66%

Due after 10 years:
  Amount                        ---               702              ---             ---          702
  Yield                         ---              7.57%             ---             ---         7.57%
---------------------------------------------------------------------------------------------------
  Amount                     $6,948           $12,094            $  59           $   1      $19,102
---------------------------------------------------------------------------------------------------
  Yield                        6.23%             6.74%            6.82%           7.50%        6.55%
---------------------------------------------------------------------------------------------------

<F1>    Rates of tax exempt securities are shown assuming a 33.33% tax rate.
<F2>)   Mortgage-backed securities stated using average life.

      The following table shows the amortized cost basis of the major categories of Available-for-Sale securities for the years indicated:


                                             At December 31,
-------------------------------------------------------------------
(Dollars in Thousands)                  2000       1999       1998
-------------------------------------------------------------------

US Treasury Securities and
  Obligations of US Government
  Corporations and Agencies           $40,934    $41,801    $42,944

Mortgage-backed Securities             22,089     16,939     12,538

Asset-backed Securities                   ---        ---        222

Corporate Debt Securities               1,473        720        ---

Marketable Equity Securities (net)      4,582      3,808      1,918
-------------------------------------------------------------------

Total                                 $69,078    $63,268    $57,622
===================================================================

      In the following table, the amortized cost basis of Available-for-Sale securities (other than equity securities) maturing within stated periods as of December 31, 2000, is shown with the weighted average interest yield from securities falling within the range of maturities:


                          US Treasury
                          & Government      Mortgage-      Corporate
                          Corporations       Backed           Debt
(Dollars in Thousands)      Agencies      Securities(1)    Securities     Total
--------------------------------------------------------------------------------

Due in 1 year or less:
  Amount                    $  2,898        $  1,259       $  ---        $ 4,157
  Yield                         5.47%           6.06%         ---          5.65%

Due in 1 to 5 years:
  Amount                      27,356%         15,755        1,473         44,584
  Yield                         5.96%           6.58%        6.41%         6.19%

Due in 5 to 10 years:
  Amount                      10,680           4,152          ---         14,832
  Yield                         6.30%           5.80%         ---          6.16%

Due after 10 years:
  Amount                         ---             923          ---            923
  Yield                          ---            6.76%         ---          6.76%
--------------------------------------------------------------------------------
  Amount                    $ 40,934        $ 22,089       $1,473        $64,496
================================================================================
  Yield                         6.01%           6.41%        6.41%         6.16%
================================================================================

<F1>  Mortgage-backed securities stated using average life.

      The following table shows the amortized cost basis and fair value of the major categories of Held-to-Maturity securities as of December 31, 2000:


                                                         Gross            Gross
                                       Amortized       Unrealized       Unrealized
(Dollars in Thousands)                 Cost Basis    Holding Gains    Holding Losses    Fair Value
--------------------------------------------------------------------------------------------------

Debt securities issued by the U.S.
 Treasury and other U.S. Government
 corporations and agencies               $ 6,948          $27               $ 5           $ 6,970

Debt securities issued by states of
 the United States and political
 subdivisions of the states               12,094           41                77            12,058

Mortgage-backed securities                    59          ---               ---                59

Other debt securities                          1          ---               ---                 1
-------------------------------------------------------------------------------------------------
Total                                    $19,102          $68               $82           $19,088
=================================================================================================

      Investments in Available-for-Sale securities are carried at fair value on the balance sheet and are summarized as follows as of December 31, 2000.


                                                        Gross            Gross
                                      Amortized       Unrealized       Unrealized
(Dollars in Thousands)                Cost Basis    Holding Gains    Holding Losses    Fair Value
-------------------------------------------------------------------------------------------------

Debt securities issued by the U.S.
Treasury and other U.S. Government
 corporations and agencies              $40,934         $ 53             $  558          $40,429

Marketable Equity                         4,582          468                880            4,170

Mortgage-backed securities               22,089          136                180           22,045

Corporate debt securities                 1,473            2                 12            1,463
------------------------------------------------------------------------------------------------
Total                                   $69,078         $659             $1,630          $68,107
================================================================================================


Decrease in Stockholder's Equity:
  (In Whole Dollars)


Net unrealized loss on Available-for-Sale Securities    $971,344
Less tax effect                                         (374,801)
                                                         -------
                                                        $596,543
                                                        ========


III.  LOAN PORTFOLIO

      The following table shows the Company's amount of loans by category at the end of each of the last five years.


                                                                        At December 31,
----------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                2000        1999        1998        1997        1996
----------------------------------------------------------------------------------------------------------

Commercial, financial and agricultural              $ 49,331    $ 46,354    $ 43,777    $ 36,641    $ 31,244
Real estate - construction and land development        8,601       5,014       3,773       6,678       6,891
Real estate - residential                             55,871      52,330      51,220      55,477      59,500
Real estate - commercial                             128,327     127,938     112,913     108,008      94,545
Consumer                                              12,872       9,393       6,477       6,747       6,681
Non Profit                                             1,036         904           0           0           0
Obligations of states and political subdivisions          61           0           3           9          16
Other                                                     54         116          67         176         109
------------------------------------------------------------------------------------------------------------
                                                     256,153     242,049     218,230     213,736     198,986

Allowance for Loan Losses                             (4,776)     (3,766)     (3,569)     (3,694)     (3,354)

Unamortized adjustment to fair value                      (9)        (20)        (32)        (42)        (54)

Unearned Income                                         (519)       (594)       (691)       (690)       (643)
------------------------------------------------------------------------------------------------------------

Net Loans                                           $250,849    $237,669    $213,938    $209,310    $194,935
============================================================================================================

      The following table shows the maturity distributions and interest rate sensitivity of selected loan categories at December 31, 2000.


                                           Within One    One to Five    After Five
(Dollars in Thousands)                        Year          Years          Years       Total

--------------------------------------------------------------------------------------------

Commercial, financial, and agricultural      $29,992       $11,281        $ 8,058    $49,331
Real Estate - construction                        23           112          8,466      8,601
--------------------------------------------------------------------------------------------
Total                                        $30,015       $11,393        $16,524    $57,932
============================================================================================


      The following table shows the amounts, included in the table above, which are due after one year and which have fixed interest rates and adjustable rates:


                                                   Total Due After One Year
----------------------------------------------------------------------------------
(Dollars in Thousands)                     Fixed Rate    Adjustable Rate     Total
----------------------------------------------------------------------------------

Commercial, financial, and agricultural      $3,742          $15,597        $19,339
Real Estate - construction                    5,073            3,505          8,578
-----------------------------------------------------------------------------------
Total                                        $8,815          $19,102        $27,917
===================================================================================

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS


                                                         December 31,
--------------------------------------------------------------------------------------
(Dollars in Thousands)                  2000       1999       1998      1997      1996
--------------------------------------------------------------------------------------

Nonaccrual loans                       $2,415    $ 1,777    $ 3,331    $4,597    $4,352

Loans 90 days or more past due
 and still accruing                       335        248        317       147       112

Real estate acquired by foreclosure
 or substantively repossessed              -0-       353      1,026       159       308
---------------------------------------------------------------------------------------

Total nonperforming assets             $2,750    $ 2,378    $ 4,674    $4,903    $4,772
=======================================================================================

Restructured debt performing in
 accordance with amended terms,
 not included above                    $   53    $   518    $   867    $1,265    $  819
---------------------------------------------------------------------------------------

Percentage of nonaccrual loans
 to total loans                          0.94%      0.73%      1.53%     2.15%     2.19%

Percentage of nonaccrual loans,
 restructured loans and real estate
 acquired by foreclosure
 or substantively repossessed to
 total assets                            0.64%      0.74%      1.54%     2.00%     1.88%

Percentage of allowance for loan
 losses to nonaccrual loans            197.76%    211.92%    107.15%    80.36%    77.07%


      Nonaccrual loans include restructured loans of $153,000 at December 31, 2000; $0 at December 31, 1999; $0 at December 31, 1998; $263,000 at
December 31, 1997; and $398,000 at December 31, 1996.

      Information with respect to nonaccrual and restructured loans for the past five years ending December 31 is as follows:


                                                        December 31,
------------------------------------------------------------------------------------
(Dollars in Thousands)                   2000      1999      1998      1997     1996
------------------------------------------------------------------------------------

Nonaccrual loans                        $2,415    $1,777    $3,331    $4,597    $4,352

Interest income that would have been
 recorded under original terms          $  228    $  146    $  318    $  394    $  361

Interest income recorded during
 the period                             $   22    $   37    $   37    $   58    $   62

      Nonperforming assets include nonaccrual loans, loans past due 90 days or more and still accruing, restructured loans not performing in accordance with amended terms, and other real estate acquired through foreclosure. Nonperforming assets as a total increased to $2.8 Million at year end 2000, from $2.4 Million reported at year end 1999.

      Nonaccrual loans is the largest component of nonperforming assets, and at December 31, 2000, this category increased to $2.4 Million. There are no loans greater than $1.3 in this category, which is comprised of $0.4 Million of residential mortgages, $0.3 Million of commercial real estate loans, and $1.7 Million of other types of loans.

      Loans that became nonaccrual during the current year amounted to $1,898,224. Offsetting this increase were receipts of loan payments of $875,709 and loans of $316,754 that were deemed uncollectible and charged off to the Allowance for Loan Losses. There was a transfer to accrual status of loans totaling $67,392.

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

      There was no real estate acquired by foreclosure at December 31, 2000 compared to $353,095 reported at year end 1999.

IV.   SUMMARY OF LOAN LOSS EXPERIENCE

      The table below illustrates the changes in the Allowance for Loan Losses for the periods indicated.


(Dollars in Thousands)                    2000      1999      1998      1997      1996
---------------------------------------------------------------------------------------

Balance at January 1                     $3,766    $3,569    $3,694    $3,354    $2,498
---------------------------------------------------------------------------------------

Charge-offs:
  Commercial                               (194)     (221)       (0)      (40)     (144)
  Real estate-construction                    0        (0)       (0)       (0)       (0)
  Real estate-mortgage                      (23)      (23)     (716)     (147)     (136)
  Installment/Consumer                     (138)     (158)      (76)      (68)     (159)
---------------------------------------------------------------------------------------
                                           (355)     (402)     (792)     (255)     (439)
---------------------------------------------------------------------------------------

Recoveries:
  Commercial                                 50        11         8        41        59
  Real estate-construction                    0         0         0         0         0
  Real estate-mortgage                       92        24        43        16       333
  Installment/Consumer                       23        14        16        38        47
---------------------------------------------------------------------------------------
                                            165        49        67        95       439
---------------------------------------------------------------------------------------

Net Charge-offs                            (190)     (353)     (725)     (160)        0
---------------------------------------------------------------------------------------

Additions charged to operations           1,200       550       600       500       400

Allowance attributable to acquisition         0         0         0         0       456
---------------------------------------------------------------------------------------

Balance at December 31:                  $4,776    $3,766    $3,569    $3,694    $3,354
=======================================================================================
Allowance for Loan Losses as a
 percent of year end loans                 1.86%    1.56%      1.64%     1.73%     1.69%

Ratio of net charge-offs to
 average loans outstanding                (0.08%)  (0.15%)    (0.34%)   (0.08%)   (0.00%)

      The Allowance for Loan Losses at year end December 31, 2000 was $4,776,360; and $3,765,872, $3,569,282, $3,693,865, and $3,354,311 for years ending 1999, 1998, 1997, and 1996 respectively. The Allowance for Loan Losses as a percent of year end loans was 1.86% in 2000, 1.56% in 1999, 1.64% in 1998, 1.73% in 1997, and 1.69% in 1996.

      The level of the Allowance for Loan Losses is evaluated by management and encompasses several factors. These factors include but are not limited to recent trends in the nonperforming loans, the adequacy of the assets which collateralize the nonperforming loans, the level of nonaccrual loans, current economic conditions in the market area and various other external and internal factors. During 2000, management made the decision to change the methodology and guidelines used in calculating the adequate level of loan loss reserves. Increasing credit risk due to a higher commercial real estate loan portfolio and a rising interest rate environment are responsible for the review and change in the methodology and guidelines. Management's assessment of the adequacy of the Allowance for Loan Losses is reviewed by regulators and by the Company's independent accountants.

      The Company's provision for loan losses, which is a deduction from earnings, in 2000 was $1,200,000. Prior years' provisions were $550,000, $600,000, $500,000, and $400,000 for years ending 1999, 1998, 1997, and 1996 respectively. In 2000, the Company realized recoveries of previously charged-off loans of $165,000. Recoveries recorded in previous years were $49,000, $67,000, $95,000, and $439,000 in 1999, 1998, 1997, and 1996
respectively.

      The amount provided to the Allowance for Loan Losses was deemed appropriate by management after full consideration of the value of the assets securing the nonaccrual loans.

      The table below shows an allocation of the allowance for loan losses as of the end of each of the last five years.

                 ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES


                 December 31, 2000     December 31, 1999     December 31, 1998     December 31, 1997     December 31, 1996
----------------------------------------------------------------------------------------------------------------------------

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

Commercial(5)   $1,466(1)    19.66%   $1,356(1)    19.52%   $1,249(1)    20.06%    $  984(1)   17.14%   $  789(1)    15.70%

Real estate
Construction        47        3.36%       34        2.07%       27        1.73         44       3.12        41        3.46

Real estate
Mortgage         2,970(2)    71.91%    1,924(2)    74.48%    1,964(2)    75.21      2,311(2)   76.50     2,150(2)    77.42

Consumer(3)        293(4)     5.07%      452(4)     3.93%      329(4)     3.00        355(4)    3.24       374(4)     3.42
--------------------------------------------------------------------------------------------------------------------------
                $4,776      100.00%   $3,766      100.00%   $3,569      100.00%    $3,694     100.00%   $3,354      100.00%
==========================================================================================================================

<F1>  Includes amounts specifically reserved for impaired loans of $281,248 as of December 31, 2000, $234,205 as of December 31, 1999, $128,207 as
      of December 31, 1998, $42,937 as of December 31, 1997 and $0 as of December 31, 1996, as required by Financial Accounting Standard No. 114, Accounting for Impairment of Loans.

<F2>  Includes amounts specifically reserved for impaired loans of $132,911 as of December 31, 2000, $147,884 as of December 31, 1999, $187,554 as
      of December 31, 1998, $566,220 as of December 31, 1997, and $838,290 as
      of December 31, 1996, as required by Financial Accounting Standard No. 114, Accounting for Impairment of Loans.

<F3>  Includes consumer, obligations of states and political subdivisions and other.

<F4>  Includes amounts specifically reserved for impaired loans of $10,398 as of December 31, 2000, $39,241 as of December 31, 1999, $9,126 as of
      December 31, 1998, $14,413 as of December 31, 1997 and $0.00 as of December 31, 1996 as required by Financial Accounting Standard No. 114, Accounting for Impairment of Loans.

<F5>  Includes commercial, financial, agricultural and non profit.

      The loan portfolio's largest segment of loans is commercial real estate loans, which represent 50% of gross loans. Residential real estate loans represent 22% of gross loans. The Company requires a loan to value ratio of 80% in both commercial and residential mortgages. These mortgages are secured by real properties which have a readily ascertainable value.

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

      Consumer loans are generally unsecured borrowings and represent 5% of the total loan portfolio. These loans have a higher degree of risk than residential mortgage loans. The underlying collateral of a secured consumer loan tends to depreciate in value. Consumer loans are typically made based on the borrower's ability to repay the loan through continued financial stability. The Company endeavors to minimize risk by reviewing the borrower's repayment history on past debts, and assessing the borrower's ability to meet existing obligations on the proposed loans.

      Total losses in 2000 amounted to $355,000, when compared to losses of $402,000 in 1999, $792,000 in 1998, $255,000 in 1997, and $439,000 in 1996.
 The real estate-mortgage category incurred losses of $23,000 in 2000 compared to $23,000 in 1999, $716,000 in 1998, $147,000 in 1997, and
$136,000 in 1996.

V.    DEPOSITS

      Deposits are obtained from individuals and from small and medium sized businesses in the local market area. The Bank also attracts deposits from municipalities and other government agencies. The Bank does not solicit or accept brokered deposits.

      The following table sets forth the average amount and the average rate paid on deposits for the periods indicated.


                                              2000                  1999                   1998
------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                 Average    Average    Average    Average     Average    Average
                                       Balance     Rate      Balance     Rate       Balance     Rate
------------------------------------------------------------------------------------------------------

Noninterest-bearing Demand Deposits    $ 58,588    0.00%     $ 52,261    0.00%     $ 46,217     0.00%
Interest-bearing Demand Deposits         37,785    3.13        38,404    2.59        38,764      3.09
Savings Deposits                         50,210    2.00        48,442    2.11        43,885      2.45
Money Market Deposits                    10,607    1.64        12,188    1.76        13,777      1.98
Time Deposits $100,000 or More           31,689    4.85        26,857    4.93        22,945      5.52
Other Time Deposits                     138,637    5.78       130,393    5.20       119,118      5.62
-----------------------------------------------------------------------------------------------------
Totals                                 $327,516    3.64%    $308,545     3.35%     $284,706     3.69%
====================================================================================================

      As of December 31, 2000, time certificates of deposit in amounts of $100,000 or more had the following maturities:


                                        (Dollars in Thousands)

Three months or less                            $14,287
Over three months through six months              7,154
Over six months through twelve months             8,389
Twelve months and over                            5,465
                                                -------
                                                $35,295
                                                =======

VI.   RETURNS ON EQUITY AND ASSETS

      The following table shows consolidated operating and capital ratios of the Company for each of the last three years:


                                Year Ended December 31,
                               -------------------------
                                2000      1999      1998
                               -------------------------

      Return on Assets          1.09%     1.11%     1.06%
      Return on Equity         12.92%    12.56%    11.98%
      Dividend Payout Ratio    36.84%    34.36%    28.54%
      Equity to Assets Ratio    8.45%     8.85%     8.86%

VII.  SHORT TERM BORROWINGS

      The following table shows the Company's short-term borrowings at the end of each of the last three years, the maximum amount of borrowings and the average amounts outstanding as well as weighted average interest rates for the last three years.


(Dollars in Thousands)                             2000      1999       1998
-----------------------------------------------------------------------------

Balance at December 31                            $1,200    $1,248     $   42

Maximum Amount Outstanding at Any Month's End     $1,220    $4,000     $1,365

Average Amount Outstanding During the Year        $  723    $  889     $  813

Weighted Average Interest Rate During the Year      7.07%     5.93%     5.65%

      The Bank has the ability to borrow funds from correspondent banks and the Federal Home Loan Bank, as well as the Federal Reserve Bank of Boston, by pledging various investment securities as collateral. The Company did not borrow during 2000 to meet short term liquidity needs. During 1999, there were thirty-five various days when the Company borrowed to meet these needs. There were no borrowings during 1998. Tax payments made by our customers, which are owed to the Federal Reserve Bank Treasury Tax and Loan account, are classified as borrowed funds. The Company had a note payable of $847,990 due to Fleet Bank which was paid in full in November 1999. This note was assumed from Fairbank, Inc. at the time of the acquisition.
Because of the term of the note, including applicable prepayment fees, management determined it advantageous for the Bank not to pay off the note until its final maturity date of November 25, 1999. There is also $12,725,908 in borrowings from the Federal Home Loan Bank as of December 31, 2000 which represent the match funding program that is available to qualified borrowers. These borrowings totaled $6,756,767 at year end 1999.

Accounting for Deferred Income Taxes
------------------------------------

      The net deferred tax asset at year end 2000 was $2,312,202. The amount of taxable income required to be generated to fully realize such net deferred tax asset will be approximately $7.4 Million. The taxable income earned by the Company in 2000 was $5,938,228.

                                   ITEM 2

                                 PROPERTIES

      The main office of the Bank is located at 100 Slade's Ferry Avenue, Somerset, Massachusetts at the junctions of U.S. Routes 6, 138, and 103. The Bank has twelve additional branches located in Fairhaven, Fall River, New Bedford, Seekonk, Somerset and Swansea, Massachusetts. As of December 31, 2000, the following Bank properties are owned either directly by the Bank or through its subsidiary, the Slade's Ferry Realty Trust:


                          Location                                       Sq. Footage
------------------------------------------------------------------------------------

Main Office               100 Slade's Ferry Avenue    Somerset, MA          41,000
North Somerset            2722 County Street          Somerset, MA           3,025
Linden Street             244-253 Linden Street       Fall River, MA         1,750
Brayton Avenue            855 Brayton Avenue          Fall River, MA         3,325
North Swansea             2388 G.A.R. Highway         Swansea, MA            2,960
Seekonk                   1400 Fall River Avenue      Seekonk, MA            2,300
Fairhaven                 75 Huttleston Avenue        Fairhaven, MA         13,000
South Main Street         1601 South Main Street      Fall River, MA         6,604
Ashley Boulevard          833 Ashley Boulevard        New Bedford, MA        2,655

Offices listed below are leased properties with the indicated lease expiration dates.

Swansea Mall
 (expires 2003)           Rt. 118                     Swansea, MA          2,250
Brayton Avenue
 Drive Up Complex         16 Stevens St.              Fall River, MA         549
 (expires 2005)
Walgreen's Drug Store     838 Pleasant St.            New Bedford, MA        835
 (expires 2004)

Loan Production Office    188 Airport Road            Warwick, RI            600
 (Expires 2002)

      The main office building contains approximately 42,000 square feet of usable space, of which the Bank occupies approximately 41,000 square feet and the remainder is rented to local businesses as warehouse and office space. The Bank also has a school banking facility located in the Somerset High School, Grandview Avenue, Somerset, Massachusetts that consists of 200 square feet which provides basic banking services to students and school staff. The Seekonk office is an 8,800 square foot building of which the Bank is utilizing 2,300 square feet and leasing out the remainder.

                                   ITEM 3

                              LEGAL PROCEEDINGS

      The Company is not a party to any material pending legal proceedings


                                   ITEM 4

             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter of 2000, no matters were submitted to a vote of stockholders of the Company.

                                   PART II

                                   ITEM 5

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

      The Company's common stock is listed in the NASDAQ Small Cap Market under the symbol SFBC. The following table sets forth the range of high and low bids as reported for the NASDAQ Small Cap Market by quarters for the two-year period ended December 31, 2000.


                   2000              1999
-----------------------------------------------
               High     Low     High       Low
-----------------------------------------------

1st Quarter    10.88    9.25    $14.70    $13.25
2nd Quarter    10.63    9.25     13.50     12.25
3rd Quarter    10.00    8.88     12.13     10.00
4th Quarter    10.00    8.63     11.88     10.00
================================================

Dividends - History and Policy

      The Company, since its inception in 1990 and prior thereto the Bank, has consistently paid dividends to stockholders since 1961. In February 2000, the Company issued a 5% stock dividend on the Company's common stock, resulting in a distribution of 176,793 shares. The Company also paid four
quarterly cash dividends of $.08 per share.   In addition, an extra cash
dividend of $.08 per share was paid in December 2000 for a total of $.40 per share paid in 2000. The Company paid a quarterly cash dividend of $.06 per share in the first quarter of 1999 and then increased the cash dividends to $.08 per share for the remaining quarters. In addition, an extra cash dividend was paid in December 1999 of $.08 per share for a total of $.36(1) per share paid in 1999.

      The declaration of cash dividends is dependent on a number of factors, including regulatory limitations, and the Bank's operating results and financial condition. The stockholders of the Company will be entitled to dividends only when, and if, declared by the Company's Board of Directors out of funds legally available. Under the Massachusetts Business Corporation Law, a dividend may not be declared if the corporation is insolvent or if the declaration of the dividend would render the corporation insolvent.

      Chapter 172 Section 28 of the Massachusetts Statutes on Bank and Banking provides that a bank's Board of Directors may, subject to the restriction contained in the section, declare and pay dividends on capital stock out of net profits from time to time and to such extent as they deem advisable. However, under this provision, no cash dividend shall be paid unless, following the payment of such dividend, the capital stock and retained earnings account will be unimpaired.

[FN]
<F1>  Reflects the effect of the 5% stock dividend issued on February 9, 2000.

                                    ITEM6
                           SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the last five years.


                                                                      Year Ended December 31,
---------------------------------------------------------------------------------------------------------------
 (Dollars in Thousands Except per Share Data)       2000           1999          1998         1997          1996
---------------------------------------------------------------------------------------------------------------

EARNINGS DATA
  Interest Income                               $   28,186    $   25,553    $   24,306   $   23,150    $   19,495
  Interest Expense                                  12,699        10,754        10,711       10,412         9,078
  Net Interest Income                               15,487        14,799        13,595       12,738        10,417
  Provision for Loan Losses                          1,200           550           600          500           400
  Noninterest Income                                 1,857         2,087         1,568        1,562         1,305
  Noninterest Expense                               10,206        10,557         8,984        9,033         7,380
  Income Before Income Taxes                         5,938         5,779         5,579        4,767         3,942
  Applicable Income Taxes                            1,864         1,923         2,216        1,921         1,564
  Net Income                                         4,074         3,856         3,363        2,846         2,378

PER SHARE DATA (1)
  Net Income-Basic$                                   1.09    $    1.060    $    0.940   $    0.850    $    0.780
  Net Income-Diluted(2)                         $     1.09    $    1.050    $    0.940   $    0.850    $      ---
  Cash Dividends                                $     0.40    $    0.358    $    0.265   $    0.230    $    0.216
  Book Value (at end of period)                 $     9.41    $    8.567    $    8.200   $    7.746    $     6.69
  Avg. Shs. Outstanding                          3,743,138     3,650,275     3,572,329    3,344,100     3,048,288
  Shares Outstanding Year End                    3,789,503     3,520,409     3,446,413    3,236,713     2,789,142

BALANCE SHEET DATA
  Assets                                        $  388,619    $  358,121    $  340,355   $  301,571    $  291,342
  Loans                                            256,153       242,049       218,230      213,736       198,986
  Unearned Discount                                    519           594           691          690           643
  Allowance for Loan Losses                          4,776         3,766         3,569        3,694         3,354
  Loans, Net                                       250,849       237,669       213,938      209,310       194,935
  Goodwill                                           2,400         2,627         2,854        3,081         3,307
  Investments                                       88,109        81,806        79,978       58,668        57,732
  Deposits                                         337,001       316,431       303,786      271,322       267,791
  Stockholders' Equity                              35,674        31,664        29,707       26,436        19,847

FINANCIAL RATIOS
  Net Yield on Interest Earning
   Assets (3)                                         4.58%         4.71%         4.70%        4.66%         4.44%
  Net Interest Spread (3)                             3.75          3.99          3.91         3.88           3.72
  Net Income as a Percentage of
   Average Assets                                     1.09          1.11          1.06         0.96           0.94
  Average Equity                                     12.92         12.56         11.98        12.27          12.69
  Dividend Payout Ratio                              36.84         34.36         28.54        27.57          27.95
  Average Equity to
   Average Assets                                     8.45          8.85          8.86         7.79           7.40

<F1>  Earnings per share are computed based on the average number of shares of common stock outstanding during the year. On
      January 8, 1996, the Company declared a 5% stock dividend mailed to stockholders on January 31, 1996.  On January 12,
      1998, the Company declared a 5% stock dividend mailed to stockholders on February 11, 1998.  On January 10, 2000, the
      Company declared a 5% stock dividend mailed to stockholders on February 9, 2000.  Per share data has been restated to reflect the effect of the stock splits and the stock dividends.

<F2>  There were no stock options outstanding in years prior to 1997.

<F3>  Calculated on a fully taxable equivalent basis.

                                   ITEM 7

MANAGEMENT'S DISCUSSION AND ANALYSIS

      The purpose of Management's Discussion and Analysis is to focus on certain significant factors which have affected the Company's operating results and financial condition, and to provide stockholders a more comprehensive review of the figures contained in the financial data of this report.

2000 Highlights

* In 2000, Slade's Ferry Bancorp recorded net income of $4,074,439 or $1.09 per share on a diluted basis compared to $3,856,488 or $1.05 per share on a diluted basis in 1999. This represents an increase of $217,951 or 5.65% in net income and $0.04 or 3.81% per share on a diluted basis between 2000 and 1999.

* Return on average equity for 2000 was 12.92%, up by 0.36% when compared to 12.56% reported in 1999. Return on average assets for 2000 was 1.09% down by .02% when compared to 1.11% reported in 1999.

* Book value of the Company's common stock increased to $9.41 in 2000 from $8.57 reported in 1999 and $8.20 reported in 1998.

RESULTS OF OPERATIONS

      Net interest income, which is the difference between interest and dividend income earned on earning assets and interest expense paid on interest-bearing liabilities, is the dominate contributor to net income. Increases or decreases in interest rates affect the yields earned on loans and investments and rates paid on deposits and other borrowings. On a fully taxable basis, net interest income was $15.7 Million in 2000, $15.0 Million in 1999 and $13.8 Million in 1998. The increase in net interest income in 2000 is primarily a result of growth in average earning assets of 7.75% from prior years. Growth in earning assets is due to a general increase in business volumes. The average earning assets produced a 8.26% yield in 2000, compared to 8.08% in 1999 and 8.35% in 1998.

      The loan portfolio, which generally produces higher yields than the investment portfolio, represents 66.65% of average assets in 2000, compared to 66.12% in 1999, and 67.5% in 1998.

      Cost of funds increased to 4.51% in 2000 primarily due to the rates paid on other time deposits, which is the largest component of interest bearing liabilities. Cost of funds in 1999 was 4.09% and 4.44% in 1998. During 2000, the average balances in interest-bearing liabilities increased to $281.3 Million, compared to $262.7 Million in 1999 and $241.4 Million in 1998.

      The net interest spread, which represents the difference between the weighted average yield on interest-bearing assets and the weighted average cost of interest-bearing liabilities decreased to 3.75% in 2000 from 3.99% in 1999 and 3.91% reported in 1998.

      Net yield on earning assets, which represents net interest income as a percentage of average earning assets decreased to 4.58% from 4.71% in 1999 and 4.70% in 1998.

      The Provision for Loan Losses is a charge against earnings and funds the Allowance for Loan Losses. It is management's desire to maintain an appropriate ratio of the Allowance for Loan Losses to total outstanding loans. The Bank's provision for 2000 was $1,200,000, an increase of $650,000 from $550,000 recorded in 1999. The provision for 1998 was $600,000. This increase is attributed to management's decision to change the methodology and guidelines used in calculating the adequate level of loan loss reserves for our loan portfolio. Increasing credit risk due to a higher commercial real estate loan portfolio and a rising interest rate environment is responsible for the review and change in the methodology and guidelines. This additional provision will provide an appropriate level of loan loss reserve to adequately absorb any unanticipated losses from our loan portfolio.

      Total Other Income for 2000 decreased by $230,109 or 11.03% to $1,856,435 from $2,086,544 recorded in 1999. Service charges on deposit accounts decreased slightly in 2000 to $564,444 when compared to $618,303 in 1999 and $634,129 in 1998. These decreases are primarily due to a decrease in fees earned on overdraft accounts and a lower amount of service charges being realized on demand deposit accounts as a result of higher levels of compensating balances carried in the business checking account category.

      During 2000, $2.0 Million of investment securities in the Available-for-Sale category were sold at a loss of $94,866. This was a strategic move to provide additional liquidity needed to fund loan growth. In addition, due to favorable market conditions, the Bank also sold various marketable corporate equities totaling $0.5 Million throughout the year to realize gains on sales of $428,447 resulting in a total net pre-tax gain of $333,581. Pre-tax gains on sales of securities in 1999 were $666,898 and $382,370 in 1998.

      The line item Other Income represents income earned on safe deposit box rentals, checkbook printing revenue, recoveries on previously recorded losses relating to check fraud, exchange and commission fees, and other miscellaneous income. This line item increased by $176,121 to $707,956 when compared to $531,835 for 1999 and $303,778 for 1998. This increase includes recognition of an increase in the cash surrender value of life insurance policies associated with both the Directors' Life Insurance and the Executive Officers' Life Insurance Programs totaling $72,271 and $169,920, respectively, and $59,000 of prior years expense accrual that did not materialize. In 1999, $163,901 of additional income was recorded when one of the insurance carriers which provides a portion of the directors' life insurance demutualized and issued shares of the company.

      Total Other Expense decreased by $350,687 to $10,205,882, down by 3.32% when compared to $10,556,569 recorded in 1999. Salaries and Employees Benefits, which is the largest component of Other Expense, increased by $289,881 to $6,070,057, up from $5,780,176 recorded in 1999. In 1998,
Salaries and Employees Benefits were $5,480,191. The increase is associated with general wage adjustments and increased cost in employees benefits. Occupancy and Equipment Expense combined totaled $1,390,355 in 2000, up by $31,940 when compared to $1,358,415 reported in 1999. Combined Occupancy and Equipment Expense in 1998 totaled $1,254,630.

      Gains and Losses on Sales of Other Real Estate Owned is a result of sales of real estate acquired through the foreclosure process. In 2000, the Bank realized gains in this category totaling $49,758 compared to a loss recognized in 1999 of $29,069 and a gain in 1998 amounting to $54,590.

      Writedown on Other Real Estate Owned occurs when Bank held property is adjusted to the current appraised value, if the appraisal is less than the amount carried by the Bank. Further adjustments are made, if necessary, should future appraisals warrant them. In 2000, the Bank incurred no writedown compared to a $57,024 charge in 1999 and no writedown charge in 1998.

      The following table sets forth the components of the line item Other Expense.


                                         2000          1999          1998
----------------------------------------------------------------------------

Amortization of Goodwill              $  226,800    $  226,800    $  226,800
Advertising and Public Relations         556,966       615,271       405,737
Communications                           308,636       317,993       290,253
Professional Fees & Other Services       726,492       729,263       571,952
Other Real Estate Owned Expense           38,000       161,632        46,426
Committee Fees                           189,350       183,900       121,500
Other Various Expense                    460,799       807,135       379,585
----------------------------------------------------------------------------
Other Expense Total                   $2,507,043    $3,041,994    $2,042,253
============================================================================


      Advertising and Public Relations expense decreased by $58,305 from $615,271 reported in 1999 to $556,966 in 2000. This expense was $405,737 in
1998. There was an increase in television advertising during 2000 offset by a decrease of $60,000 in the amount contributed to the Slade's Ferry Charitable Foundation established in 1999. Communications expense has remained relatively stable over the past three years. The increase in 1999 reflects the addition of two branches to the branch system: South Main Street, Fall River, Massachusetts and Ashley Boulevard, New Bedford, Massachusetts.

      Other Real Estate Owned Expense are costs associated with the maintenance and selling of properties acquired through foreclosure. In 1999, the Bank incurred additional clean-up and repair costs at these properties to improve their marketability that did not reoccur in 2000. The increase in Committee Fees reflects a general adjustment made in January 1999 to the director's fee structure for attendance at meetings.

      The line item Other Various Expenses includes a one-time charge in 1999 of $277,643 set aside to cover a court judgement resulting from the civil suit brought on by a former employee of the National Bank of Fairhaven.

      Income tax for 2000 decreased to $1,863,789, down by $58,968 or 3.07% from $1,922,757 reported in 1999. In 1998, tax expenses totaled $2,216,160. The reduction in total tax expense in 1999 and 2000 is a direct result of the establishment in 1999 of a Real Estate Investment Trust (REIT). The REIT, named the Slade's Ferry Preferred Capital Corporation, enabled the Bank to utilize certain state tax savings strategies.

      The Company's net earnings were $4,074,439, $3,856,488, and $3,363,042 for 2000, 1999, and 1998 respectively.


Unaudited Quarterly Financial Summary

(Dollars in Thousands)          March 31    June 30    September 30    December 31
----------------------------------------------------------------------------------

2000:
Revenues                         $7,104      $7,301       $7,467          $8,170
Operating Income                  1,486         712        1,730           2,010
Net Income                        1,008         512        1,187           1,367
Earnings per share - Diluted     $ 0.27      $ 0.14       $ 0.32          $ 0.36
Earnings per share - Basic       $ 0.27      $ 0.14       $ 0.32          $ 0.36

1999:
Revenues                         $6,682      $6,791       $7,170          $6,996
Operating Income                  1,409       1,501        1,551           1,318
Net Income                          873         922        1,112             949
Earnings per share - Diluted     $ 0.24      $ 0.25       $ 0.30          $ 0.26
Earnings per share - Basic       $ 0.25      $ 0.25       $ 0.30          $ 0.26


FINANCIAL CONDITION

Loans

      Loan demand remained constant throughout 2000 resulting in a 5.8% increase from year end 1999. The loan portfolio expanded by $14.1 Million to $256.1 Million when compared to $242.0 Million reported at December 31, 1999. The largest segment of the loan portfolio is commercial real estate loans which represents 50% of total loans. These loans are collateralized by various types of commercial properties without any predominate type of property nor concentration of credit in any one industry. The properties consist of apartment complexes, medical centers, strip malls, factories with multiple tenants, and retail office units located in the Bank's market area extending throughout Southeastern Massachusetts and nearby cities and towns in Rhode Island. Commercial real estate loans generally have a higher degree of credit risk than residential real estate loans because they are predominately dependant on the success of the business. The Bank adheres to a credit criteria policy that strives to maintain the quality of the loan portfolio. The process of granting a commercial loan consists of an independent analysis of the financial condition of the borrower and the business entity by the Bank's credit analysis division. In turn, the borrowing request is further evaluated by the Loan Committee and all loans in excess of $100,000 are submitted to the Executive Committee of the Board of Directors for final approval before the loan is granted. Periodically, during the life of the loan, analysis of financial statements of the business is performed to determine if there are any weaknesses or negative trends developing, and if so, contact with the borrower is made to ascertain the cause and what remedial action is planned.

      Another component in the loan portfolio is residential real estate which accounts for 22% of the loan portfolio and is comprised of mortgages on one to four family properties. Credit is granted based on income to debt ratio, a satisfactory credit report and the appraised value of the property. The Bank also provides a "minimum down-payment" program to encourage home ownership for first-time home buyers. This enables prospective homeowners the opportunity to purchase a home without having to save over an extended period of time for the normally required 20% down payment.

      Other types of loans total 28% of the portfolio and are comprised of commercial loans which are generally short term loans to finance business inventory, consumer credit installment loans, automobile financing and credit card loans.

Investments

      The investment portfolio represents the second largest component of the Company's assets and consists of securities in the Available-for-Sale category and securities in the Held-to-Maturity category. The designation of which category the security is to be classified as is determined at the time of the purchase of the investment instrument. Securities in the Available-for-Sale category are securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. These securities may be sold in response to interest rate changes, liquidity needs or other factors. Any unrecognized gains or losses, net of taxes, is reflected in Stockholders Equity as a separate component.

      The Available-for-Sale category at December 31, 2000 had net unrecognized losses of $971,344 of which $559,580 in unrecognized losses are attributed to securities of U.S. Treasury, other U.S. Government corporations and agencies, mortgage-backed securities and corporate debt securities, and $411,764 in unrecognized losses are attributable to marketable equity securities.

      Securities of U.S. Treasury, U.S. Government corporations and agencies, and mortgage-backed securities have little or no credit risk, other than being sensitive to changes in interest rates; and if held to maturity, these securities will mature at par. The Company amortizes premiums and accretes discounts over the life of the security.

      Marketable equity securities, however, have a greater risk as they are subject to rapid market fluctuations. These securities are constantly monitored and evaluated to determine their suitability for sale or retention in the portfolio. Management minimizes its risk by limiting the total amount invested into marketable equity securities to 6% of the total investment portfolio. At December 31, 2000, the amount invested in marketable equity securities at amortized cost was 5.2% of the total investment portfolio distributed over various business sectors.

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

Deposits and Other Liabilities

      Deposits increased to $337.0 Million at December 31, 2000 from $316.4 Million at year end 1999 and $303.8 Million in 1998. The opening of two new branch facilities in 1999 attributed to an increase in the Bank's customer base. Certificates of deposit (term deposits) is the largest component of deposits with maturities extending out to a maximum of three years.

      The Bank is a member of the Federal Home Loan Bank (FHLB) and borrows funds secured by residential mortgage loans and other assets. This borrowing mechanism enables the Bank to match-fund loans to commercial borrowers who meet certain credit and deposit requirements. At December 31, 2000, the Bank had $12.7 Million of loans match-funded with FHLB compared to $6.8 Million at year end 1999.

Asset/Liability Management and Interest Rate Risk

      The Company's Asset-Liability Management Committee, comprised of the Bank's Executive Management team, monitors and evaluates the interest rate sensitivity of the Company's assets and liabilities.

      Management's objective is to reduce and control the volatility of its net interest margin by managing the relationship of interest-earning assets and interest-bearing liabilities. In order to manage this relationship, the committee utilizes a GAP report prepared on a monthly basis which indicates the differences or gap between interest-earning assets and interest-bearing liabilities in various maturity or repricing time periods. This, in conjunction with certain assumptions, and other related factors, such as anticipated changes in interest rates and projected cash flows from loans, investments and deposits, provides management a means of evaluating interest rate risk.

      Management also considers that certain assets and liabilities react differently to changes in interest rates. Some assets may have rate caps or prepayment fees attached to the instrument, and some liabilities have early withdrawal penalties.

      A positive gap results when more assets than liabilities are expected to reprice within a certain time frame, and a negative gap reflects an excess of liabilities repricing in that period. A positive gap would tend to increase net interest income when rates are rising and decrease net interest income when rates are falling. A negative gap position would tend to produce the opposite effect. At December 31, 2000, for the period from 0 days to 2 years, the Company has a cumulative negative gap position of $12.1 Million. This equates to a percentage of total assets of 3.10% which is within the specific target for interest rate sensitivity established by the Company. The negative gap occurs as a result of the amount of deposits that are subject to repricing during this time period.

      In addition to the GAP report, the Company also uses an analysis to measure the exposure of net interest income to changes in interest rates over a relatively short (i.e., 12 months) time frame. The analysis projects future interest income and interest expense from the Company's interest-earning assets and interest-bearing liabilities. Depending on the GAP position, the Company's policy limit on interest rate risk specifies that if interest rates were to change immediately up or down 200 basis points, estimated net interest income for the next twelve months would not decline by more than ten percent.

      The following table reflects the Company's estimated exposure as a percentage and the dollar impact of estimated net interest income for the next twelve months, assuming an immediate change in interest rates:


                        Estimated Exposure as a Percentage
       Rate Change            of Net Interest Income
      (Basis Points)             December 31, 2000            Dollar Impact
---------------------------------------------------------------------------

           +200                       (3.59%)                   $(577,000)
           -200                       (3.46%)                   $(556,000)



      The model used to monitor earnings-at-risk provides management a measurement tool to assess the effect of changes in interest rates on the Company's current and future earnings. The 10% limit established by the Company provides an internal tolerance level to control interest rate risk exposure.

Nonperforming Assets

      The Company considers nonaccrual loans, loans past due 90 days or more but still accruing, restructured loans not performing in accordance with amended terms, and real estate acquired through foreclosure as nonperforming assets. Nonperforming assets as a total increased to $2.8 Million at year end 2000, from $2.4 Million reported at year end 1999. At year end 1998, nonperforming assets totaled $4.7 Million. Nonaccrual loans is the largest component of nonperforming assets, and at December 31, 2000, this category increased to $2.4 Million from $1.8 Million reported at end of previous year.

      The Company places a loan on nonaccrual status when, in the opinion of management, the collectability of the principal and interest becomes doubtful. Generally, when a commercial loan, commercial real estate loan or a residential real estate loan becomes past due 90 days or more, the Company discontinues the accrual of interest and reverses previously accrued interest. The loan remains in the nonaccrual status until the loan is current and six months of payments are made. Then it is reclassified as an accruing loan.

      If it is determined that collectibility of the loan no longer exists, the loan is charged-off to the Allowance for Loan Losses, or if applicable, any real estate collateralizing the loan is acquired through foreclosure and categorized as Other Real Estate Owned.

      Loans 90 days or more past due but still accruing increased to $335,000 from $248,000 reported at year end 1999. Management continues to accrue on these loans due to the excess values of collateral securing these loans compared to their outstanding balances.

      There was no real estate acquired by foreclosure or substantively repossessed at December 31, 2000 compared to $353,000 reported at the end of the prior year.

      The percentage of nonaccrual loans to total loans increased from the prior year due to the increase of loans in the nonaccrual category and the growth of the loan portfolio. In addition, the percentage of nonaccrual loans, restructured loans and real estate acquired by foreclosure to total assets decreased as a result of increased asset levels. The $53,000 of restructured loans represents one borrower where the original loan term was amended and payments are current under the amended terms.

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

      At December 31, 2000, there were $3,178,869 of loans which the Company has determined to be impaired, of which $3,178,869 has a related allowance for credit losses of $424,557. Management is not aware of any other loans that pose a potential credit risk or where the loans are current but the borrowers are experiencing financial difficulty.

Allowance for Loan Losses

      The table below illustrates the changes in the Allowance for Loan Losses for the periods indicated.


(Dollars In Thousands)             2000      1999      1998      1997      1996
--------------------------------------------------------------------------------

Balance at January 1              $3,766    $3,569    $3,694    $3,354    $2,498
                                  ----------------------------------------------

Charge Offs:
  Commercial                        (194)     (221)       (0)      (40)     (144)
  Real estate construction             0        (0)       (0)       (0)       (0)
  Real estate mortgage               (23)      (23)     (716)     (147)     (136)
  Installment/Consumer              (138)     (158)      (76)      (68)     (159)
                                  ----------------------------------------------
                                    (355)     (402)     (792)     (255)     (439)
                                  ----------------------------------------------

 Recoveries:
  Commercial                          50        11         8        41        59
  Real estate construction             0         0         0         0         0
  Real estate mortgage                92        24        43        16       333
  Installment/Consumer                23        14        16        38        47
                                  ----------------------------------------------
                                     165        49        67        95       439
                                  ----------------------------------------------
Net charge offs                     (190)     (353)     (725)     (160)       (0)
                                  ----------------------------------------------
Additions charged to
 operations                        1,200       550       600       500       400

Allowance attributable to
 acquisition                           0         0         0         0       456
                                  ----------------------------------------------

Balance at end of period          $4,776    $3,766    $3,569    $3,694    $3,354
                                  ==============================================

Allowance for Loan Losses as a
 percent of year end loans          1.86%     1.56%     1.64%     1.73%     1.69%

Ratio of net charge offs to
 average loans outstanding         (0.08%)   (0.15%)   (0.34%)   (0.08%)   (0.00%)


      The Allowance for Loan Losses is available to absorb losses on loans deemed by management as uncollectible. In assessing the adequacy of the level of the allowance, management considers the status of nonaccrual loans and specific borrower situations, the current and anticipated economic climate of the area, including national credit trends and the historical credit experiences within the region. Additions to the allowance are provided by charges to earnings and recoveries on previously charged-off loans. Deductions from the Allowance are transacted as a charge-off when a loan is deemed uncollectible. The Allowance for Loan Losses as a percentage of outstanding loans at December 31, 2000, was 1.86% compared to 1.56% reported at year end 1999. The ratios at years ending 1998, 1997, and 1996 were 1.64%, 1.73% and 1.69% respectively. In 2000, the Company provided $1,200,000 to the Allowance and recovered $165,300 from previously charged-off loans.

      Loans charged-off during 2000 totaled $354,812 resulting in net charge-offs of $189,512. Net charge-offs for prior years were $353,410, $724,583, $160,446, and -0- for 1999, 1998, 1997 and 1996 respectively.

      In addition to management's assessment of the Allowance for Loan Losses, the Allowance is also evaluated by regulatory agencies and independent accountants as part of their examination and audit procedures.

Liquidity

      Liquidity represents the ability of the Bank to meet its funding requirements. In assessing the appropriate level of liquidity, the Bank considers deposit levels, lending requirements and investment maturities in light of prevailing economic conditions. Through this assessment, the Bank manages its liquidity level to optimize earnings and respond to fluctuations in customer borrowing needs.

      The Company's principle sources of funds are customer deposits, loan amortization, loan payoffs, and the maturities of investment securities. Through these sources, funds are provided for customer withdrawals from deposit accounts, loan origination, draw-downs on loan commitments, acquisitions of investment securities, and other normal business activities. Investors' capital also provides a source of funding.

      The largest source of funds is provided by depositors. The largest component of the Company's deposit base is term certificates which extend out to a maximum of three years. The Company does not participate in brokered deposits. Deposits are obtained from consumers and commercial customers within the Bank's community reinvestment area, being Bristol County, Massachusetts and several abutting towns in Rhode Island.

      The Company also has the ability to borrow funds for liquidity purposes from correspondent banks, the Federal Home Loan Bank, as well as the Federal Reserve Bank of Boston by pledging various investment securities as collateral. Tax payments made by our customers which are owed to the Federal Reserve Bank's Treasury Tax and Loan account are classified as Other Borrowed Funds.

      Excess available funds are invested on a daily basis into Federal Funds Sold. An appropriate level of Federal Funds Sold is maintained to meet loan commitments, anticipated loan growth and deposit forecasts. Funds exceeding this level are then used to purchase investment securities that are suitable in yields and maturities for the investment portfolio.

      Liquidity in 2000 was primarily provided by the maturity and sales of securities totaling $13.5 Million, a net increase in deposits of $20.6 Million, and advances, net of payments, from the Federal Home Loan Bank of $6.0 Million. These were offset by an increase in loans of $14.2 Million, purchases of securities of $18.5 Million, and purchase of life insurance policies for Executive Officers of $4.9 Million. Other factors affecting liquidity included cash provided by operating activities and financing activities as indicated in the cash flow statements.

Capital

      As of December 31, 2000, the Company had total capital of $35,674,373. This represents an increase of $4,010,127 from $31,664,246 reported on December 31, 1999. The increase in capital was a combination of several factors. Additions consisted of twelve months earnings of $4,074,439 and transactions originating through the Dividend Reinvestment Program whereby 15,718.806 shares were issued for cash contributions of $151,281 and 74,977.323 shares were issued for $740,554 in lieu of cash dividend payments and stock options exercised amounting to $14,026. These additions were offset by dividends paid of $1,501,080 and cash dividends paid in lieu of fractional shares of $2,025 as a result of the 5% stock dividend issued February, 2000.

      Also, affecting capital is the line item Accumulated other comprehensive income (loss) which reflects net unrealized gains or losses, net of taxes, on securities classified as Available-for-Sale and the minimum pension liability adjustment. On December 31, 1999, the Available-for-Sale portfolio had unrealized losses, net of taxes, of $1,150,594, and on December 31, 2000, as a result of current market values, the portfolio reflects unrealized losses, net of taxes, of $596,543. There was an increase in the minimum pension liability adjustment of $3,024, net of taxes, recorded December 31, 1999 to $24,143 as of December 31, 2000.

      Under the requirements for Risk Based and Leverage Capital of the federal banking agencies, a minimum level of capital will vary among banks based on safety and soundness of operations. Risk Based Capital ratios are calculated with reference to risk-weighted assets, which include both on and off balance sheet exposure.

      Under the informal agreement entered into with the Massachusetts Commissioner of Banks and the Federal Deposit Insurance Corporation, effective December 1, 2000, the Bank is required to maintain a seven (7) percent Tier I Leverage Capital ratio and a nine (9) percent Tier I Risk Based Capital ratio. As of December 31, 2000, these ratios were 7.69% and 10.50%, respectively.

      In addition to meeting the required levels, the Company and the Bank's Capital ratios meet the criteria of the "well capitalized" category established by the federal banking agencies as of December 31, 2000.

      The following table illustrates the capital position of Slade's Ferry Bancorp and Slade's Ferry Trust Company for years ending December 31, 2000 and 1999.



Slade's Ferry Bancorp                                      2000                  1999
--------------------------------------------------------------------------------------------
(Dollars in Thousands)                               Amount     Ratio      Amount     Ratio
--------------------------------------------------------------------------------------------

Total Capital (to Risk Weighted Assets)             $ 36,994    13.24%    $ 33,475    12.98%
Minimum required                                      22,360     8.00       20,625     8.00
  Excess                                              14,634     5.24       12,850     4.98
Tier I Capital (to Risk Weighted Assets)              33,484    11.98       30,246    11.73
Minimum required                                      11,180     4.00       10,312     4.00
  Excess                                              22,304     7.98       19,934     7.73
Risk Adjusted Assets, net of goodwill,
 nonqualifying intangibles, excess allowance
 and excess deferred tax assets                      279,499               257,852

Tier I Capital (Leverage Ratio)                       33,484     8.74       30,246     8.60
Minimum required                                      15,323     4.00        4,060     4.00
  Excess                                              18,161     4.74       16,186     4.60
Quarterly average total assets, net of goodwill,
 nonqualifying intangibles and excess deferred
 tax assets                                          383,112               351,698


Slade's Ferry Trust Company                                2000                  1999
--------------------------------------------------------------------------------------------
(Dollars in Thousands)                               Amount     Ratio      Amount      Ratio
--------------------------------------------------------------------------------------------

Total Capital (to Risk Weighted Assets)             $ 32,703    11.76%    $  29,979    11.67%
Minimum required                                      22,253     8.00        20,548     8.00
  Excess                                              10,450     3.76         9,431     3.67
Tier I Capital (to Risk Weighted Assets)              29,210    10.50        26,762    10.42
Minimum required (1)                                  11,126     4.00        10,274     4.00
  Excess                                              18,084     6.50        16,488     6.42
Risk Adjusted Assets, net of goodwill,
 nonqualifying intangibles, excess allowance
 and excess deferred tax assets                      278,190                256,833

Tier I Capital (Leverage Ratio)                       29,210     7.69        26,762     7.68
Minimum required (1)                                  15,186     4.00        13,936     4.00
  Excess                                              14,024     3.69        12,826     3.68
Quarterly average total assets, net of goodwill,
 nonqualifying intangibles and excess deferred
 tax assets                                          379,844                348,464

<F1>  The Bank is required to maintain a 9% Tier I Risk Based Capital ratio and a 7% Tier 1 Leverage Capital ratio under the informal agreement with the Massachusetts Commissioner of Banks and the Federal Deposit Insurance Corporation, effective December 1, 2000.

                                   ITEM 7A

      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The most significant market risk factor affecting the financial condition and operating results of Slade's Ferry Bancorp is interest rate risk. Reference is hereby made to this Form 10-K, pages 9 & 10, under the headings "Interest Rate Risk" and "Interest Sensitivity GAP Report" for a discussion of market risk.

                                   ITEM 8

                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Company's financial statements, together with the independent auditors' report, appear beginning on page F-1 of the Annual Report on Form 10-K.

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

                                  PART III

                                   ITEM 10

             DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Reference is hereby made to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders April 09, 2001. The information set forth under the heading "Directors and Executive Officers" and under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" of such Proxy Statement is incorporated herein by reference.

                                   ITEM 11

                           EXECUTIVE COMPENSATION

      Reference is hereby made to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders April 09, 2001. The information set forth under the heading "Executive Compensation Tables and Information" of such Proxy Statement is incorporated herein by reference.

                                   ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Reference is hereby made to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders April 09, 2001. The information set forth under this heading of such Proxy Statement is incorporated herein by reference.

                                   ITEM 13

               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Reference is hereby made to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders April 09, 2001. The information set forth under this heading of such Proxy Statement is incorporated herein by reference.

                                   ITEM 14

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report:

      (1)    Consolidated Financial Statements
                                                           Page
             Independent Auditors' Report                   F-2
             Consolidated Balance Sheets                    F-3
             Consolidated Statements of Income              F-4
             Consolidated Statements of Changes in
              Stockholders' Equity                          F-5
             Consolidated Statements of Cash Flows          F-7
             Notes to Consolidated Financial Statements     F-9

      (2)    Financial Statement Schedules
             All financial statement schedules required by Item 14(a)(2) have been omitted because they are inapplicable or because the required information has been included in the Consolidated Financial Statements or Notes thereto.

      (3)    Exhibits:  see attached Exhibits Index        Page X-1

(b)   Reports on Form 8-K:  None


                    Slade's Ferry Bancorp and Subsidiary

                     Shatswell, MacLeod & Company, P.C.

                               83 PINE STREET
                    WESTPEABODY, MASSACHUSETTS 01960-3635
                          Telephone (978) 535-0206
                          Facsimile (978) 535-9908

The Board of Directors and Stockholders
Slade's Ferry Bancorp
Somerset, Massachusetts

                        INDEPENDENT AUDITORS' REPORT
                        ----------------------------

We have audited the accompanying consolidated balance sheets of Slade's Ferry Bancorp and Subsidiary as of December 31, 2000 and 1999 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Slade's Ferry Bancorp and Subsidiary as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with generally accepted accounting principles.


                                  /s/ Shatswell, MacLeod & Company, P.C.
                                  SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts
January 23, 2001


                    SLADE'S FERRY BANCORP AND SUBSIDIARY
                    ------------------------------------

                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------

                         December 31, 2000 and 1999
                         --------------------------


                                                                              2000            1999
                                                                          ----------------------------

ASSETS
Cash and due from banks                                                   $ 15,947,182    $ 16,061,445
Money market mutual funds                                                      113,527          47,521
Federal funds sold                                                          12,000,000       5,000,000
                                                                          ----------------------------
    Cash and cash equivalents                                               28,060,709      21,108,966
Investments in available-for-sale securities (at fair value)                67,993,096      61,303,505
Investments in held-to-maturity securities (fair values of $19,088,080
 as of December 31, 2000 and $19,259,657 as of December 31, 1999)           19,102,496      19,488,603
Federal Home Loan Bank stock                                                 1,013,400       1,013,400
Loans, net                                                                 250,848,831     237,668,852
Premises and equipment                                                       6,765,689       7,062,906
Goodwill                                                                     2,400,168       2,626,968
Other real estate owned                                                                        353,095
Accrued interest receivable                                                  2,351,926       1,942,751
Cash surrender value of life insurance                                       6,830,918       1,629,225
Other assets                                                                 3,252,123       3,922,306
                                                                          ----------------------------
    Total assets                                                          $388,619,356    $358,120,577
                                                                          ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing                                                     $ 64,273,911    $ 52,215,433
  Interest-bearing                                                         272,726,990     264,215,754
                                                                          ----------------------------
    Total deposits                                                         337,000,901     316,431,187
Federal Home Loan Bank advances                                             12,725,908       6,756,767
Other borrowed funds                                                         1,200,000       1,248,461
Other liabilities                                                            1,965,174       1,966,916
                                                                          ----------------------------
    Total liabilities                                                      352,891,983     326,403,331
                                                                          ----------------------------
Preferred stockholders' equity in a subsidiary company                          53,000          53,000
                                                                          ----------------------------
Stockholders' equity:
  Common stock, par value $.01 per share; authorized 10,000,000 shares in 2000 and 5,000,000 in 1999; issued and outstanding 3,789,503.5
   shares in 2000 and 3,520,409.4 shares in 1999                                37,895          35,204
  Paid-in capital                                                           25,885,220      23,147,447
  Retained earnings                                                         10,371,944       9,635,213
  Accumulated other comprehensive loss                                        (620,686)     (1,153,618)
                                                                          ----------------------------
    Total stockholders' equity                                              35,674,373      31,664,246
                                                                          ----------------------------
    Total liabilities and stockholders' equity                            $388,619,356    $358,120,577
                                                                          ============================

The accompanying notes are an integral part of these consolidated financial statements.


                    SLADE'S FERRY BANCORP AND SUBSIDIARY
                    ------------------------------------

                      CONSOLIDATED STATEMENTS OF INCOME
                      ---------------------------------

                Years Ended December 31, 2000, 1999 and 1998
                --------------------------------------------


                                                             2000           1999           1998
                                                          -----------------------------------------

Interest and dividend income:
  Interest and fees on loans                              $22,486,187    $20,529,165    $19,754,777
  Interest and dividends on securities:
    Taxable                                                 4,588,612      4,265,369      3,491,479
    Tax-exempt                                                524,652        499,384        424,661
  Other interest                                              586,895        258,983        635,699
                                                          -----------------------------------------
      Total interest and dividend income                   28,186,346     25,552,901     24,306,616
                                                          -----------------------------------------
Interest expense:
  Interest on deposits                                     11,918,906     10,333,314     10,509,873
  Interest on Federal Home Loan Bank advances                 728,622        303,341         72,213
  Interest on other borrowed funds                             51,143        116,976        129,259
                                                          -----------------------------------------
      Total interest expense                               12,698,671     10,753,631     10,711,345
                                                          -----------------------------------------
      Net interest and dividend income                     15,487,675     14,799,270     13,595,271
Provision for loan losses                                   1,200,000        550,000        600,000
                                                          -----------------------------------------
      Net interest and dividend income after
       provision for loan losses                           14,287,675     14,249,270     12,995,271
                                                          -----------------------------------------
Other income:
  Service charges on deposit accounts                         564,444        618,303        634,129
  Overdraft service charges                                   250,454        269,508        247,835
  Gain on sales of available-for-sale securities, net         333,581        666,898        382,370
  Other income                                                707,956        531,835        303,778
                                                          -----------------------------------------
      Total other income                                    1,856,435      2,086,544      1,568,112
                                                          -----------------------------------------
Other expense:
  Salaries and employee benefits                            6,070,057      5,780,176      5,480,191
  Occupancy expense                                           822,890        795,705        684,112
  Equipment expense                                           567,465        562,710        570,518
  Stationary and supplies                                     224,501        255,665        229,344
  FDIC deposit insurance premium                               63,684         34,226         32,353
  (Gain) loss on sales of other real estate owned, net        (49,758)        29,069        (54,590)
  Writedown of other real estate owned                                        57,024
  Other expense                                             2,507,043      3,041,994      2,042,253
                                                          -----------------------------------------
      Total other expense                                  10,205,882     10,556,569      8,984,181
                                                          -----------------------------------------
      Income before income taxes                            5,938,228      5,779,245      5,579,202
Income taxes                                                1,863,789      1,922,757      2,216,160
                                                          -----------------------------------------
      Net income                                          $ 4,074,439    $ 3,856,488    $ 3,363,042
                                                          =========================================

Earnings per common share                                 $      1.09    $      1.06    $       .94

                                                          =========================================

Earnings per common share assuming dilution               $      1.09    $      1.05    $       .94
                                                          =========================================


The accompanying notes are an integral part of these consolidated financial statements.


                    SLADE'S FERRY BANCORP AND SUBSIDIARY
                    ------------------------------------

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         ----------------------------------------------------------

                Years Ended December 31, 2000, 1999 and 1998
                --------------------------------------------


                                                                                             Accumulated
                                                                                                Other
                                                                                            Comprehensive
                                                   Common       Paid-in       Retained          Income
                                                    Stock       Capital       Earnings          (Loss)          Total
                                                   ------       -------       --------      -------------       ------

Balance, December 31, 1997                         $32,367    $18,978,598    $ 7,276,174     $   149,287     $26,436,426
Comprehensive income:
  Net income                                                                   3,363,042
  Other comprehensive income                                                                     134,772
    Comprehensive income                                                                                       3,497,814
Issuance of 5% common stock dividend                 1,617      2,566,147     (2,575,881)                         (8,117)
Issuance of common stock from dividend
 reinvestment plan                                     304        472,938                                        473,242
Stock issuance relating to optional
 cash contribution plan                                134        215,790                                        215,924
Stock options exercised                                 42         37,772                                         37,814
Tax benefit from exercise of stock options                         13,975                                         13,975
Dividends declared ($.27 per share)                                             (959,693)                       (959,693)
                                                   ---------------------------------------------------------------------
Balance, December 31, 1998                          34,464     22,285,220      7,103,642         284,059      29,707,385
Comprehensive income:
  Net income                                                                   3,856,488
  Other comprehensive income                                                                  (1,437,677)
    Comprehensive income                                                                                       2,418,811
Issuance of common stock from dividend
 reinvestment plan                                     554        639,344                                        639,898
Stock issuance relating to optional
 cash contribution plan                                186        222,883                                        223,069
Dividends declared ($.36 per share)                                           (1,324,917)                     (1,324,917)
                                                   ---------------------------------------------------------------------
Balance, December 31, 1999                          35,204     23,147,447      9,635,213      (1,153,618)     31,664,246
Comprehensive income:
  Net income                                                                   4,074,439
  Other comprehensive income                                                                     532,932
    Comprehensive income                                                                                       4,607,371
Issuance of common stock from dividend
 reinvestment plan                                     749        739,805                                        740,554
Stock issuance relating to optional
 cash contribution plan                                157        151,124                                        151,281
Stock options exercised                                 17         14,009                                         14,026
Issuance of 5% common stock dividend                 1,768      1,832,835     (1,836,628)                         (2,025)
Dividends declared ($.40 per share)                                           (1,501,080)                     (1,501,080)
                                                   ---------------------------------------------------------------------
Balance, December 31, 2000                         $37,895    $25,885,220    $10,371,944     $  (620,686)    $35,674,373
                                                   =====================================================================


Other comprehensive income and reclassification disclosure for the years ended December 3:


                                                    2000           1999          1998
                                                 ---------------------------------------

Unrealized gains (losses) on securities
  Net unrealized gain (loss) on
   available-for-sale securities                 $1,279,547    $(1,827,534)    $ 731,683
  Reclassification adjustment for realized
   gains in net income                             (333,581)      (666,898)     (382,370)
                                                 ---------------------------------------
                                                    945,966     (2,494,432)      349,313
  Income tax (expense) benefit                     (391,915)       978,894      (133,656)
                                                 ---------------------------------------
                                                    554,051     (1,515,538)      215,657
                                                 ---------------------------------------
Minimum pension liability adjustment                (35,752)       141,705      (146,825)
Income tax (expense) benefit                         14,633        (63,844)       65,940
                                                 ---------------------------------------
                                                    (21,119)        77,861       (80,885)
                                                 ---------------------------------------
Other comprehensive income (loss), net of tax    $  532,932    $(1,437,677)    $ 134,772
                                                 =======================================

Accumulated other comprehensive income (loss) consists of the following as of December 31:


                                                            2000           1999          1998
                                                         --------------------------------------

  Net unrealized gains (losses) on available-for-sale
   securities, net of taxes                              $(596,543)    $(1,150,594)    $364,944


  Minimum pension liability adjustment, net of taxes       (24,143)         (3,024)     (80,885)
                                                         --------------------------------------
  Accumulated other comprehensive income (loss)          $(620,686)    $(1,153,618)    $284,059
                                                         ======================================


The accompanying notes are an integral part of these consolidated financial statements.


                    SLADE'S FERRY BANCORP AND SUBSIDIARY
                    ------------------------------------

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------

                Years Ended December 31, 2000, 1999 and 1998
                --------------------------------------------


                                                                   2000           1999           1998
                                                               -----------------------------------------

Cash flows from operating activities:
  Net income                                                   $ 4,074,439    $ 3,856,488    $ 3,363,042
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Accretion, net of amortization of securities                     2,929        (35,079)       (96,783)
    Receipt of shares of stock from demutualized
     insurance company                                                           (163,901)
    Gain on sales of available-for-sale securities, net           (333,581)      (666,898)      (382,370)
    Change in unearned income                                      (75,141)       (96,745)         1,080
    Provision for loan losses                                    1,200,000        550,000        600,000
    Depreciation and amortization                                  709,152        692,397        668,354
    Gain on sale of fixed assets                                                                  (2,700)
    (Gain) loss on sales of other real estate owned, net           (49,758)        29,069        (54,590)
    Writedown of other real estate owned                                           57,024
    (Increase) decrease in cash surrender value of life
     insurance policies                                           (282,855)       (15,708)        11,483
    Amortization of goodwill                                       226,800        226,800        226,800
    Accretion, net of amortization of fair market value
     adjustments                                                   (11,400)        (7,140)        (5,718)
    (Increase) decrease in other assets                             (2,114)        (4,132)        19,892
    (Increase) decrease in prepaid expenses                         52,580       (200,106)        (7,401)
    (Increase) decrease in interest receivable                    (409,175)      (344,469)       198,185
    Increase (decrease) in other liabilities                        61,352         (3,482)      (221,286)
    Increase (decrease) in accrued expenses                       (344,061)       394,978        192,315
    Increase (decrease) in interest payable                         76,045          5,697        (13,901)
    Deferred tax (benefit) expense                                (260,758)        11,331        204,267
    Increase (decrease) in taxes payable                           644,456       (248,502)      (189,796)
    Minority interest in subsidiary                                                53,000
                                                               -----------------------------------------

  Net cash provided by operating activities                      5,278,910      4,090,622      4,510,873
                                                               -----------------------------------------

Cash flows from investing activities:
  Net decrease in interest bearing time deposits
   with other banks                                                                              106,688
  Purchases of available-for-sale securities                   (13,211,935)   (22,923,708)   (50,678,610)
  Proceeds from sales of available-for-sale securities           2,884,051      5,728,160      1,098,937
  Proceeds from maturities of available-for-sale securities      4,880,762     12,335,599     32,210,430
  Purchases of held-to-maturity securities                      (5,317,668)    (7,946,052)   (13,283,524)
  Proceeds from maturities of held-to-maturity securities        5,737,924      9,463,368     10,094,867
  Purchases of Federal Home Loan Bank stock                                      (113,500)        (9,300)
  Net increase in loans                                        (14,199,738)   (24,102,273)    (6,234,254)
  Recoveries of loans previously charged off                       165,300         48,798         67,724
  Capital expenditures                                            (405,533)    (1,061,630)    (1,630,689)
  Proceeds from sales of fixed assets                                                              2,700
  Proceeds from sales of other real estate owned                   143,853        467,952        136,281
  Investment in life insurance policies                         (4,918,838)                   (1,625,000)
                                                               -----------------------------------------

  Net cash used in investing activities                        (24,241,822)   (28,103,286)   (29,743,750)
                                                               -----------------------------------------

Cash flows from financing activities:
  Net increase (decrease) in demand deposits, NOW and
   savings accounts                                             13,929,857     (2,250,591)     9,687,926
  Net increase in time deposits                                  6,639,857     14,893,663     22,772,689
  Payment on notes payable                                                       (850,000)      (100,000)
  Long-term advances from Federal Home Loan Bank                 8,100,000
  Payments on Federal Home Loan Bank long-term advances         (2,130,859)
  Advances from Federal Home Loan Bank                                          2,381,000      4,071,600
  Payments on Federal Home Loan Bank advances                                     (99,687)       (26,146)
  Net increase (decrease) in other borrowed funds                  (48,461)     1,206,132     (1,157,671)
  Proceeds from issuance of common stock                           905,861        862,967        726,980
  Fractional shares paid in cash                                    (2,025)                       (8,117)
  Dividends paid                                                (1,479,575)    (1,250,891)      (914,943)
                                                               -----------------------------------------

  Net cash provided by financing activities                     25,914,655     14,892,593     35,052,318
                                                               -----------------------------------------

Net increase (decrease) in cash and cash equivalents             6,951,743     (9,120,071)     9,819,441
Cash and cash equivalents at beginning of year                  21,108,966     30,229,037     20,409,596
                                                               -----------------------------------------
Cash and cash equivalents at end of year                       $28,060,709    $21,108,966    $30,229,037
                                                               =========================================

Supplemental disclosures:
  Loans transferred to other real estate owned                 $              $   218,045    $ 1,107,063
  Loans originating from the sales of
   other real estate owned                                         259,000        337,000        158,650
  Interest paid                                                 12,622,626     10,747,934     10,725,246
  Income taxes paid                                              1,480,091      2,159,928      2,201,689


The accompanying notes are an integral part of these consolidated financial statements.


                    SLADE'S FERRY BANCORP AND SUBSIDIARY
                    ------------------------------------

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------

                Years Ended December 31, 2000, 1999 and 1998
                --------------------------------------------

NOTE 1 - NATURE OF OPERATIONS
-----------------------------

Slade's Ferry Bancorp (Company) is a Massachusetts corporation that was organized in 1990 to become the holding company of Slade's Ferry Trust Company (Bank). The Company's primary activity is to act as the holding company for the Bank. The Bank is a state chartered bank, which was incorporated in 1959 and is headquartered in Somerset, Massachusetts. The Bank operates its business from twelve banking offices located in Massachusetts and a loan company in Rhode Island. The Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits in residential and commercial real estate loans, and in commercial, consumer and small business loans.

NOTE 2 - ACCOUNTING POLICIES
----------------------------

The accounting and reporting policies of the Company and its subsidiary conform to generally accepted accounting principles and predominant practices within the banking industry. The consolidated financial statements were prepared using the accrual basis of accounting. The significant accounting policies are summarized below to assist the reader in better understanding the consolidated financial statements and other data contained herein.

      PERVASIVENESS OF ESTIMATES:

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

      BASIS OF PRESENTATION:

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank and the Bank's wholly-owned subsidiaries, Slade's Ferry Realty Trust, Slade's Ferry Securities Corporation, Slade's Ferry Loan Company and Slade's Ferry Preferred Capital Corporation. Slade's Ferry Realty Trust was formed to hold ownership of real estate, Slade's Ferry Securities Corporation was formed to hold securities for tax benefits in Massachusetts, Slade's Ferry Loan Company provides the opportunity to solicit commercial and consumer borrowers in the Rhode Island area and Slade's Ferry Preferred Capital Corporation, a real estate investment trust, was formed to hold real estate mortgage loans, reducing applicable state taxes. All significant intercompany accounts and transactions have been eliminated in the consolidation.

      CASH AND CASH EQUIVALENTS:

      For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items, due from banks, federal funds sold and money market mutual funds.

      Cash and due from banks as of December 31, 2000 includes $1,847,000 which is subject to withdrawals and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank.

      SECURITIES:

      Investments in debt securities are adjusted for amortization of premiums and accretion of discounts. Gains or losses on sales of investment securities are computed on a specific identification basis.

      The Company classifies debt and equity securities into one of three categories: held-to-maturity, available-for-sale, or trading. This security classification may be modified after acquisition only under certain specified conditions. In general, securities may be classified as held-to-maturity only if the Company has the positive intent and ability to hold them to maturity. Trading securities are defined as those bought and held principally for the purpose of selling them in the near term. All other securities must be classified as available-for-sale.

      -- Held-to-maturity securities are measured at amortized cost in the balance sheet. Unrealized holding gains and losses are not included in earnings or in a separate component of capital. They are merely disclosed in the notes to the consolidated financial statements.

      -- Available-for-sale securities are carried at fair value on the balance sheet. Unrealized holding gains and losses are not included in earnings, but are reported as a net amount (less expected tax) in a separate component of capital until realized.

      -- Trading securities are carried at fair value on the balance sheet. Unrealized holding gains and losses for trading securities are included in earnings.

      LOANS:

      Loans receivable that management has the intent and ability to hold until maturity or payoff are reported at their outstanding principal balances reduced by amounts due to borrowers on unadvanced loans, by any charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans.

      Interest on loans is recognized on a simple interest basis.

      Loan origination and commitment fees and certain direct origination costs are deferred, and the net amount amortized as an adjustment of the related loan's yield. The Company is amortizing these amounts over the contractual life of the related loans.

      Cash receipts of interest income on impaired loans is credited to principal to the extent necessary to eliminate doubt as to the collectibility of the net carrying amount of the loan. Some or all of the cash receipts of interest income on impaired loans is recognized as interest income if the remaining net carrying amount of the loan is deemed to be fully collectible. When recognition of interest income on an impaired loan on a cash basis is appropriate, the amount of income that is recognized is limited to that which would have been accrued on the net carrying amount of the loan at the contractual interest rate. Any cash interest payments received in excess of the limit and not applied to reduce the net carrying amount of the loan are recorded as recoveries of charge-offs until the charge-offs are fully recovered.

      ALLOWANCE FOR LOAN LOSSES:

      The allowance is increased by provisions charged to current operations and is decreased by loan losses, net of recoveries. The provision for loan losses is based on management's evaluation of current and anticipated economic conditions, changes in the character and size of the loan portfolio, and other indicators.

      The Company considers a loan to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company measures impaired loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent.

      The Company considers for impairment all loans, except large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value or at the lower of cost or fair value, leases, and convertible or nonconvertible debentures and bonds and other debt securities. The Company considers its residential real estate loans and consumer loans that are not individually significant to be large groups of smaller balance homogeneous loans.

      Factors considered by management in determining impairment include payment status, net worth and collateral value. An insignificant payment delay or an insignificant shortfall in payment does not in itself result in the review of a loan for impairment. The Company reviews its loans for impairment on a loan-by-loan basis. The Company does not apply impairment to aggregations of loans that have risk characteristics in common with other impaired loans. Interest on a loan is not generally accrued when the loan becomes ninety or more days overdue. The Company may place a loan on nonaccrual status but not classify it as impaired, if (i) it is probable that the Company will collect all amounts due in accordance with the contractual terms of the loan or (ii) the loan is an individually insignificant residential mortgage loan or consumer loan. Impaired loans are charged-off when management believes that the collectibility of the loan's principal is remote. Substantially all of the Company's loans that have been identified as impaired have been measured by the fair value of existing collateral.

      PREMISES AND EQUIPMENT:

      Premises and equipment are stated at cost, less accumulated depreciation and amortization. Cost and related allowances for depreciation and amortization of premises and equipment retired or otherwise disposed of are removed from the respective accounts with any gain or loss included in income or expense. Depreciation and amortization are calculated principally on the straight-line method over the estimated useful lives of the assets.

      GOODWILL:

      Goodwill arising from the acquisition of Fairbank, Inc. is reported net of accumulated amortization. Goodwill is being amortized on a straight-line basis over a period of fifteen years.

      OTHER REAL ESTATE OWNED AND IN-SUBSTANCE FORECLOSURES:

      Other real estate owned includes properties acquired through foreclosure and properties classified as in-substance foreclosures in accordance with Financial Accounting Standards Board Statement No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring." These properties are carried at the lower of cost or estimated fair value less estimated cost to sell. Any writedown from cost to estimated fair value required at the time of foreclosure or classification as in-substance foreclosure is charged to the allowance for loan losses. Expenses incurred in connection with maintaining these assets, subsequent writedowns and gains or losses recognized upon sale are included in other expense.

      In accordance with Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan," the Company classifies loans as in-substance repossessed or foreclosed if the Company receives physical possession of the debtor's assets regardless of whether formal foreclosure proceedings take place.

      INCOME TAXES:

      The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled.

      FAIR VALUES OF FINANCIAL INSTRUMENTS:

      Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Company disclose estimated fair value for its financial instruments. Fair value methods and assumptions used by the Company in estimating its fair value disclosures are as follows:

      Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets' fair values.

      Securities (including mortgage-backed securities): Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

      Loans receivable: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

      Accrued interest receivable: The carrying amount of accrued interest receivable approximates its fair value.

      Deposit liabilities: The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

      Federal Home Loan Bank Advances: Fair values for Federal Home Loan Bank advances are estimated using a discounted cash flow technique that applies interest rates currently being offered on advances to a schedule of aggregated expected monthly maturities on Federal Home Loan Bank advances.

      Other borrowed funds: Fair values for other borrowed funds are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar borrowings.

      Off-balance sheet instruments: The fair value of commitments to originate loans is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments and the unadvanced portion of loans, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligation with the counterparties at the reporting date.

      EARNINGS PER SHARE:

      Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share" is effective for periods ending after December 15, 1997. SFAS No. 128 simplifies the standards of computing earnings per share (EPS) previously found in APB Opinion No. 15. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

      Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15.

      The Company has computed and presented EPS for the years ended December 31, 2000, 1999 and 1998 in accordance with SFAS No. 128. EPS as so computed does not differ materially from EPS that would have resulted if APB Opinion No. 15 had been applied. EPS so restated does not differ materially from EPS previously presented.

      STOCK BASED COMPENSATION:

      Prior to 1997, the Company did not make stock-based compensation awards. In 1997, the Company began making such awards and had the option, under SFAS No. 123, of accounting for stock-based compensation using the intrinsic value approach in APB No. 25 and the fair value method introduced in SFAS No. 123. The Company elected to use the APB No. 25 method. Entities electing to follow the provisions of APB
      No. 25 must make pro forma disclosure of net income and earnings per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has made the pro forma disclosures required by SFAS No. 123.

      RECENT ACCOUNTING PRONOUNCEMENTS:

      In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative as follows: (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a foreign currency denominated forecasted transaction, or a net investment in a foreign operation. The Statement generally provides for matching the timing of the recognition of the gain or loss on derivatives designated as hedging instruments with the recognition of the changes in the fair value of the item being hedged. Depending on the type of hedge, such recognition will be in either net income or other comprehensive income. For a derivative not designated as a hedging instrument, changes in fair value will be recognized in net income in the period of change. Management is currently evaluating the impact of adopting this Statement on the consolidated financial statements, but does not anticipate that it will have a material impact.

NOTE 3 - INVESTMENTS IN SECURITIES
----------------------------------

Debt and equity securities have been classified in the consolidated balance sheets according to management's intent. The carrying amount of securities and their approximate fair values are as follows as of December 31:


                                                                               Gross         Gross
                                                              Amortized     Unrealized    Unrealized
                                                                Cost          Holding       Holding        Fair
                                                                Basis          Gains        Losses         Value
                                                              ---------     ----------    ----------       -----

Available-for-sale securities:
  December 31, 2000:
    Debt securities issued by the U.S. Treasury and other
     U.S. government corporations and agencies               $40,934,467     $ 53,125     $  558,570    $40,429,022
    Mortgage-backed securities                                22,089,178      135,490        179,741     22,044,927
    Corporate debt securities                                  1,472,754        2,051         11,935      1,462,870
    Marketable equity securities                               4,581,568      468,674        880,438      4,169,804
                                                             ------------------------------------------------------
                                                              69,077,967      659,340      1,630,684     68,106,623
      Money market mutual funds included in cash
       and cash equivalents                                     (113,527)                                  (113,527)
                                                             ------------------------------------------------------
                                                             $68,964,440     $659,340     $1,630,684    $67,993,096
                                                             ======================================================

  December 31, 1999:
    Debt securities issued by the U.S. Treasury and other
     U.S. government corporations and agencies               $41,801,374     $            $1,482,728    $40,318,646
    Mortgage-backed securities                                16,939,459                     521,322     16,418,137
    Corporate debt securities                                    719,562                      26,421        693,141
    Marketable equity securities                               3,807,944      504,966        391,808      3,921,102
                                                             ------------------------------------------------------
                                                              63,268,339      504,966      2,422,279     61,351,026
      Money market mutual funds included in cash
       and cash equivalents                                      (47,521)                                   (47,521)
                                                             ------------------------------------------------------
                                                             $63,220,818     $504,966     $2,422,279    $61,303,505
                                                             ======================================================

Held-to-maturity securities:
  December 31, 2000:
    Debt securities issued by the U.S. Treasury and other
     U.S. government corporations and agencies               $ 6,948,231     $ 26,941     $    5,125    $ 6,970,047
    Debt securities issued by states of the United States
     and political subdivisions of the states                 12,094,549       41,349         77,687     12,058,211
    Mortgage-backed securities                                    58,716          106                        58,822
    Other debt securities                                          1,000                                      1,000
                                                             ------------------------------------------------------
                                                             $19,102,496     $ 68,396     $   82,812    $19,088,080
                                                             ======================================================

  December 31, 1999:
    Debt securities issued by the U.S. Treasury and other
     U.S. government corporations and agencies               $ 7,974,457     $  9,535     $   27,468    $ 7,956,524
    Debt securities issued by states of the United States
     and political subdivisions of the states                 11,439,417        9,151        220,349     11,228,219
    Mortgage-backed securities                                    73,729          185                        73,914
    Other debt securities                                          1,000                                      1,000
                                                             ------------------------------------------------------
                                                             $19,488,603     $ 18,871     $  247,817    $19,259,657
                                                             ======================================================


The scheduled maturities of held-to-maturity securities and available-for-sale securities (other than equity securities) were as follows as of December 31, 2000:


                                                                Held-to-maturity             Available-for-sale
                                                                   securities:                   securities:
                                                           --------------------------    --------------------------
                                                            Amortized                     Amortized
                                                              Cost           Fair           Cost           Fair
                                                              Basis          Value          Basis          Value
                                                           --------------------------------------------------------

Debt securities other than mortgage-backed securities:
  Due within one year                                      $ 6,412,154    $ 6,415,463    $ 2,898,650    $ 2,881,723
  Due after one year through five years                      8,357,008      8,368,946     28,828,517     28,526,060
  Due after five years through ten years                     3,572,264      3,554,989     10,680,054     10,484,109
  Due after ten years                                          702,354        689,860
Mortgage-backed securities                                      58,716         58,822     22,089,178     22,044,927
                                                           --------------------------------------------------------
                                                           $19,102,496    $19,088,080    $64,496,399    $63,936,819
                                                           ========================================================


During 2000, proceeds from sales of available-for-sale securities amounted to $2,884,051. Gross realized gains and gross realized losses on those sales amounted to $428,447 and $94,866, respectively. During 1999, proceeds from sales of available-for-sale securities amounted to $5,728,160. Gross realized gains and gross realized losses on those sales amounted to $739,508 and $72,610, respectively. During 1998, proceeds from sales of available-for-sale securities amounted to $1,098,937. Gross realized gains on those sales amounted to $382,370. There were no gross realized losses during the period. The tax (provision) applicable to these net realized gains and losses amounted to $(136,534), $(272,962) and $(157,536) for the years ended December 31, 2000, 1999 and 1998, respectively

There were no securities of issuers whose aggregate carrying amount exceeded 10% of stockholders' equity as of December 31, 2000.

Total carrying amounts of $4,747,057 and $5,363,090 of debt securities were pledged to secure treasury tax and loan, trust department and public funds on deposit as of December 31, 2000 and 1999, respectively.

NOTE 4 - LOANS
--------------

Loans consisted of the following as of December 31:


                                                        2000            1999
                                                    ----------------------------

Commercial, financial and agricultural              $ 49,330,628    $ 46,354,437
Real estate - construction and land development        8,601,224       5,014,490
Real estate - residential                             55,871,388      52,329,665
Real estate - commercial                             128,327,133     127,938,107
Consumer                                              12,871,448       9,392,990
Nonprofit                                              1,036,350         903,565
Obligations of states and political subdivisions          61,200
Other                                                     53,612         115,803
                                                    ----------------------------
                                                     256,152,983     242,049,057
Allowance for loan losses                             (4,776,360)     (3,765,872)
Unearned income                                         (519,242)       (594,383)
Unamortized adjustment to fair value                      (8,550)        (19,950)
                                                    ----------------------------
      Net loans, carrying amount                    $250,848,831    $237,668,852
                                                    ============================


Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during 2000. Total loans to such persons and their companies amounted to $3,353,014 as of December 31, 2000. During the year ended December 31, 2000, $5,242,311 of advances were made and repayments totaled $6,262,715.

Changes in the allowance for loan losses were as follows for the years ended December 31:


                                                 2000          1999          1998
                                              --------------------------------------

Balance at beginning of period                $3,765,872    $3,569,282    $3,693,865
Loans charged off                               (354,812)     (402,208)     (792,307)
Provision for loan losses                      1,200,000       550,000       600,000
Recoveries of loans previously charged off       165,300        48,798        67,724
                                              --------------------------------------
Balance at end of period                      $4,776,360    $3,765,872    $3,569,282
                                              ======================================


Information about loans that meet the definition of an impaired loan in Statement of Financial Accounting Standards No. 114 is as follows as of December 31:


                                                                             2000                         1999
                                                                   -------------------------    -------------------------
                                                                   Recorded       Related       Recorded       Related
                                                                   Investment     Allowance     Investment     Allowance
                                                                   In Impaired    For Credit    In Impaired    For Credit
                                                                   Loans          Losses        Loans          Losses
                                                                   ------------------------------------------------------

Loans for which there is a related allowance for credit losses     $3,178,869     $424,557      $1,019,110    $421,330

Loans for which there is no related allowance for credit losses             0                    1,582,498
                                                                   ---------------------------------------------------
      Totals                                                       $3,178,869     $424,557      $2,601,608    $421,330
                                                                   ===================================================
Average recorded investment in impaired loans
 during the year ended December 31                                 $3,261,772                   $3,829,850
                                                                   ==========                   ==========

Related amount of interest income recognized during the time, in the year ended December 31, that the loans were impaired

      Total recognized                                             $   77,787                   $  244,313
                                                                   ==========                   ==========
      Amount recognized using a cash-basis method
       of accounting                                               $        0                   $        0
                                                                   ==========                   ==========


NOTE 5 - PREMISES AND EQUIPMENT
-------------------------------

The following is a summary of premises and equipment as of December 31:


                                                 2000           1999
                                             --------------------------

Land                                         $ 1,805,368    $ 1,805,368
Buildings                                      6,746,917      6,656,205
Furniture and equipment                        4,179,010      3,866,390
Leasehold improvements                           383,436        381,235
                                             --------------------------
                                              13,114,731     12,709,198
Accumulated depreciation and amortization     (6,349,042)    (5,646,292)
                                             --------------------------
                                             $ 6,765,689    $ 7,062,906
                                             ==========================


NOTE 6 - DEPOSITS
-----------------

The aggregate amount of time deposit accounts in denominations of $100,000 or more as of December 31, 2000 and 1999 was $35,294,948 and $28,531,891,
respectively.

For time deposits as of December 31, 2000, the scheduled maturities for each of the following three years ended December 31, are:


                   2001              $138,545,223
                   2002                26,354,890
                   2003                11,462,019
                                     ------------
                                     $176,362,132
                                     ============


NOTE 7 - FEDERAL HOME LOAN BANK ADVANCES
----------------------------------------

Advances consist of funds borrowed from the Federal Home Loan Bank (FHLB).

Maturities of advances from the FHLB for the five fiscal years ending after December 31, 2000 and thereafter are summarized as follows:


                     INTEREST RATE RANGE        AMOUNT
                     -------------------        ------

      2001              5.89% - 7.71%        $ 2,147,286
      2002              5.89% - 7.71%            160,747
      2003              5.89% - 7.71%            170,914
      2004              5.89% - 7.71%            179,357
      2005              5.89% - 7.71%            192,161
      Thereafter        5.66% - 7.71%          9,875,443
                                             -----------
                                             $12,725,908
                                             ===========


As of December 31, 2000, a $3,000,000 advance from the FHLB due after 2005 is redeemable at par at the option of the FHLB on April 9, 2001 and each calendar quarter thereafter.

Amortizing advances are being repaid in equal monthly payments and are being amortized from the date of the advance to the maturity date on a direct reduction basis.

Advances are secured by the Company's stock in that institution, its residential real estate mortgage portfolio and the remaining U.S. government and agencies obligation not otherwise pledged.

NOTE 8 - OTHER BORROWED FUNDS
-----------------------------

Other borrowed funds consist of treasury tax and loan deposits and generally are repaid within one to 120 days from the transaction date.

NOTE 9 - INCOME TAXES
---------------------

The components of income tax expense are as follows for the years ended December 31:


                                          2000          1999          1998
                                       --------------------------------------

Current:
  Federal                              $2,086,337    $1,917,807    $1,544,874
  State                                    38,210        57,463       467,019
                                       --------------------------------------
                                        2,124,547     1,975,270     2,011,893

                                       --------------------------------------

Deferred:
  Federal                                (253,043)      (37,739)      120,677
  State                                   (87,440)      (14,774)       83,590
  Change in the valuation allowance        79,725
                                       --------------------------------------
                                         (260,758)      (52,513)      204,267
                                       --------------------------------------
    Total income tax expense           $1,863,789    $1,922,757    $2,216,160
                                       ======================================


The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows for the years ended December 31:


                                               2000      1999      1998
                                               % of      % of      % of
                                              Income    Income    Income

Federal income tax at statutory rate          34.0%     34.0%     34.0%
Increase (decrease) in tax resulting from:
  Tax-exempt income                           (4.6)     (3.0)     (2.9)
  Dividends received deduction                 (.3)      (.3)
  Unallowable expenses                          .2        .8        .7
  Amortization of goodwill                     1.3       1.3       1.4
State tax, net of federal tax benefit          (.6)       .5       6.5
Change in valuation allowance                  1.4
                                              ------------------------
      Effective tax rates                     31.4%     33.3%     39.7%
                                              ========================

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of December 31:


                                                                     2000          1999
                                                                  ----------------------

Deferred tax assets:
  Allowance for loan losses                                       $1,821,703    $1,408,110
  Deferred loan fees                                                 185,300       189,109
  Interest on non-performing loans                                   122,470       124,655
  Accrued employee benefits                                          243,852       287,594
  Minimum pension liability adjustment                                16,729         2,096
  Deferred lawsuit loss                                                            113,640
  Net unrealized holding loss on available-for-sale securities       374,801       766,719
  Other adjustments                                                    1,522        10,323
                                                                  ------------------------
      Gross deferred tax assets                                    2,766,377     2,902,246
      Valuation allowance                                            (79,725)
                                                                  ------------------------
                                                                   2,686,652     2,902,246
                                                                  ------------------------

Deferred tax liabilities:
  Accelerated depreciation                                          (222,589)     (248,762)
  Prepaid pensions                                                  (147,647)     (156,388)
  Discount accretion                                                  (1,897)       (1,282)
  Deferred gain on stock conversion                                   (2,317)      (67,085)
                                                                  ------------------------
      Gross deferred tax liabilities                                (374,450)     (473,517)
                                                                  ------------------------
Net deferred tax assets                                           $2,312,202    $2,428,729
                                                                  ========================


Deferred tax assets as of December 31, 1999 were not reduced by a valuation allowance because management believed that it was more likely than not that the full amount of deferred tax assets would be realized.

NOTE 10 - EMPLOYEE BENEFITS
---------------------------

The Company has a defined benefit pension plan (plan) covering substantially all of its full time employees who meet certain eligibility requirements. On January 1, 1998 the Bank suspended the plan so that employees no longer earn additional defined benefits for future service. Employees were eligible under the plan upon attaining age 21 and completing one year of service. The benefits paid are based on 1.5% of total salary plus .5% of compensation in excess of integration level per year of service. The integration level was the first $750 of monthly compensation. The accrued benefit is based on years of service.

The following tables set forth information about the plan as of December 31 and the years then ended:


                                                                             2000          1999
                                                                          ------------------------

Change in projected benefit obligation:
  Benefit obligation at beginning of year                                 $1,414,912    $1,610,715
  Interest cost                                                               86,948        97,807
  Actuarial loss (gain)                                                       95,400       (28,173)
  Benefits paid                                                             (397,810)     (265,437)
                                                                          ------------------------
      Benefit obligation at end of year                                    1,199,450     1,414,912
                                                                          ------------------------

Change in plan assets:
  Plan assets at estimated fair value at beginning of year                 1,304,569     1,363,836
  Actual return on plan assets                                               141,427        66,170
  Employer contribution                                                      140,000
  Benefits paid                                                             (397,810)     (265,437)
                                                                          ------------------------
      Fair value of plan assets at end of year                             1,048,186     1,304,569
                                                                          ------------------------

Funded status                                                               (151,264)     (110,343)
Unrecognized net actuarial loss                                              401,597       387,200
Unrecognized prior service cost                                                8,013        (5,163)
Unamortized net obligation existing at date of adoption of SFAS No. 87       102,379       110,386
                                                                          ------------------------
      Net amount recognized                                               $  360,725    $  382,080
                                                                          ========================

Amounts recognized in the balance sheet consist of:
  Prepaid benefit cost                                                    $  360,725    $  382,080
  Accrued benefit liability                                                 (151,264)     (110,343)
  Intangible asset                                                           110,392       105,223
  Accumulated other comprehensive loss                                        40,872         5,120
                                                                          ------------------------
      Net amount recognized                                               $  360,725    $  382,080
                                                                          ========================


The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.0% for 2000, 1999 and 1998. The weighted-average expected long-term rate of return on assets was 7.0% for 2000, 1999 and 1998.

Components of net periodic benefit cost:


                                               2000        1999        1998
                                             --------------------------------

Service cost                                 $           $           $  3,150
Interest cost on benefit obligation            86,948      97,807     148,243
Expected return on assets                     (75,177)    (88,652)    (90,331)
Amortization of net transition obligation       8,007       8,007       8,007
Amortization of prior service cost            (13,176)    (13,176)    (13,176)
Recognized actuarial loss                      14,753      11,151      29,913
                                             --------------------------------
      Net periodic benefit cost              $ 21,355    $ 15,137    $ 85,806
                                             ================================


Securities of the Company included in plan assets as of December 31, 2000 and 1999 consist of 3,730 shares of Slade's Ferry Bancorp common stock.

The Company has a 401K plan for eligible employees who attain age 21 and complete one year of service. The Company contributes a discretionary amount to be allocated to eligible participants. Current contributions vest fully after seven years of continuous service. The amount that may be deferred by the employees is limited by the amount that will not cause the plan to exceed IRS limitations. Contributions made by the Company charged to employee benefit expense amounted to $15,000, $11,000 and $9,750 for the years ended December 31, 2000, 1999 and 1998, respectively.

The Company adopted a profit-sharing plan, ("Plan") effective October 1, 1998. The Company contributes amounts to the plan at the Company's discretion. Cost recognized by the Company for the profit-sharing plan amounted to $150,000, $111,750 and $80,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE 11 - COMMITMENTS AND CONTINGENT LIABILITIES
------------------------------------------------

The Company is obligated under certain agreements issued during the normal course of business which are not reflected in the accompanying consolidated financial statements.

The Company is obligated under various lease agreements covering branch offices and equipment. These agreements are considered to be operating leases. The total minimum rental due in future periods under these agreements is as follows as of December 31, 2000:


2001                                $115,271
2002                                  97,689
2003                                  79,915
2004                                  30,315
2005                                  20,000
                                    --------
    Total minimum lease payments    $343,190
                                    ========


Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes and percentage increases in the consumer price index. The total rental expense amounted to $123,316 for 2000, $123,234 for 1999 and $114,848 for 1998.

NOTE 12 - FINANCIAL INSTRUMENTS
-------------------------------

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to originate loans, standby letters of credit and unadvanced funds on loans. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to originate loans are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies, but may include secured interests in mortgages, accounts receivable, inventory, property, plant and equipment and income-producing properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Of the total standby letters of credit outstanding as of December 31, 2000, $115,475 are secured by deposits at the Bank.

The estimated fair values of the Company's financial instruments, all of which are held or issued for purposes other than trading, are as follows as of December 31:


                                               2000                            1999
                                   ----------------------------    ----------------------------
                                     Carrying          Fair          Carrying          Fair
                                      Amount           Value          Amount           Value
                                   ------------------------------------------------------------

Financial assets:
  Cash and cash equivalents        $ 28,060,709    $ 28,060,709    $ 21,108,966    $ 21,108,966
  Available-for-sale securities      67,993,096      67,993,096      61,303,505      61,303,505
  Held-to-maturity securities        19,102,496      19,088,080      19,488,603      19,259,657
  Federal Home Loan Bank stock        1,013,400       1,013,400       1,013,400       1,013,400
  Loans                             250,848,831     249,381,000     237,668,852     237,451,000
  Accrued interest receivable         2,351,926       2,351,926       1,942,751       1,942,751

Financial liabilities:
  Deposits                          337,000,901     337,670,000     316,431,187     316,703,000
  FHLB advances                      12,725,908      12,967,000       6,756,767       6,177,000
  Other borrowed funds                1,200,000       1,200,000       1,248,461       1,248,461


The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheet under the indicated captions. Accounting policies related to financial instruments are described in Note 2.

The notional amounts of financial instrument liabilities with off-balance sheet credit risk are as follows as of December 31:


                                                                        2000           1999
                                                                    --------------------------

Commitments to originate loans                                      $ 4,434,613    $ 5,589,878
Standby letters of credit                                             1,231,573      2,050,559
Unadvanced portions of loans:
  Consumer loans (including credit card loans and student loans)      1,809,646      1,863,018
  Commercial real estate loans                                          691,723        278,350
  Home equity loans                                                   1,264,103      1,090,765
  Commercial loans                                                   14,511,260     18,138,350
  Construction loans                                                  5,183,061      6,395,276
                                                                    --------------------------
                                                                    $29,125,979    $35,406,196
                                                                    ==========================


There is no material difference between the notional amounts and the estimated fair values of the off-balance sheet liabilities.

The Company has no derivative financial instruments subject to the provisions of SFAS No. 119 "Disclosure About Derivative Financial
Instruments and Fair Value of Financial Instruments. "

NOTE 13 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK
---------------------------------------------------------

Most of the Bank's business activity is with customers located within the state. There are no concentrations of credit to borrowers that have similar economic characteristics. The majority of the Bank's loan portfolio is comprised of loans collateralized by real estate located in the state of Massachusetts.

NOTE 14 - EARNINGS PER SHARE (EPS)
----------------------------------

Earnings per share were calculated using the weighted average number of common shares outstanding.

The weighted average number of shares outstanding includes the effect of a 5% stock dividend payable February 9, 2000.

Reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income are as follows:


                                                                 Income          Shares       Per-Share
                                                              (Numerator)    (Denominator)      Amount
                                                              -----------------------------------------

Year ended December 31, 2000
  Basic EPS
    Net income and income available to common stockholders    $4,074,439     3,743,138          $1.09
    Effect of dilutive securities, options                                       3,112
                                                              ------------------------
  Diluted EPS
    Income available to common stockholders
     and assumed conversions                                  $4,074,439     3,746,250          $1.09
                                                              ========================


Year ended December 31, 1999
  Basic EPS
    Net income and income available to common stockholders    $3,856,488     3,650,275          $1.06
    Effect of dilutive securities, options                                       8,336
                                                              ------------------------
  Diluted EPS
    Income available to common stockholders
     and assumed conversions                                  $3,856,488     3,658,611          $1.05
                                                              ========================

Year ended December 31, 1998
  Basic EPS
    Net income and income available to common stockholders    $3,363,042     3,572,329          $ .94
    Effect of dilutive securities, options                                      14,707
                                                              ------------------------
  Diluted EPS
    Income available to common stockholders
     and assumed conversions                                  $3,363,042     3,587,036          $ .94
                                                              ========================


NOTE 15 - REGULATORY MATTERS
----------------------------

The Company and its subsidiary the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Their capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

In 2000, the Bank, as a result of an examination by the FDIC entered into a Memorandum of Understanding with the FDIC and the Massachusetts Division of Banks which provides, among other things, that the Bank (1) maintain a Tier I leverage capital ratio of not less than seven percent and a Tier I Risk-Based capital ratio of not less than nine percent and (2) develop specific plans and proposals for the reduction and improvement of lines of credit which are subject to adverse classification or special mention in the amount of $1,000,000 or more.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2000, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company's and the Bank's actual capital amounts and ratios are also presented in the table.


                                                                                              To Be Well
                                                                                          Capitalized Under
                                                                       For Capital        Prompt Corrective
                                                     Actual         Adequacy Purposes:    Action Provisions:
                                               -----------------    ------------------    ------------------
                                               Amount     Ratio     Amount      Ratio     Amount      Ratio
                                               -------------------------------------------------------------
                                               (Dollar amounts in thousands)

As of December 31, 2000:
  Total Capital (to Risk Weighted Assets):
    Consolidated                               $36,994    13.24%    $22,360    >=8.0%         N/A
    Slade's Ferry Trust Company                 32,703    11.76      22,253    >=8.0      $27,816    >=10.0%

  Tier 1 Capital (to Risk Weighted Assets):
    Consolidated                                33,484    11.98      11,180    >=4.0          N/A
    Slade's Ferry Trust Company                 29,210    10.50      11,126    >=4.0       16,689    >= 6.0

  Tier 1 Capital (to Average Assets):
    Consolidated                                33,484     8.74      15,323    >=4.0          N/A
    Slade's Ferry Trust Company                 29,210     7.69      15,186    >=4.0       18,983    >= 5.0

As of December 31, 1999:
  Total Capital (to Risk Weighted Assets):
    Consolidated                                33,475    12.98      20,625    >=8.0          N/A
    Slade's Ferry Trust Company                 29,979    11.67      20,548    >=8.0       25,685    >=10.0

  Tier 1 Capital (to Risk Weighted Assets):
    Consolidated                                30,246    11.73      10,312    >=4.0          N/A
    Slade's Ferry Trust Company                 26,762    10.42      10,274    >=4.0       15,411    >= 6.0

  Tier 1 Capital (to Average Assets):
    Consolidated                                30,246     8.60      14,060    >=4.0          N/A
    Slade's Ferry Trust Company                 26,762     7.68      13,936    >=4.0       17,420    >= 5.0


The declaration of cash dividends is dependent on a number of factors, including regulatory limitations, and the Company's operating results and financial condition. The stockholders of the Company will be entitled to dividends only when, and if, declared by the Company's Board of Directors out of funds legally available therefor. Under the Massachusetts Business Corporation Law, a dividend may not be declared if the corporation is insolvent or if the declaration of the dividend would render the corporation insolvent. The declaration of future dividends, whether by the Board of Directors of the Company or the Bank, will be subject to favorable operating results, financial conditions, tax considerations, and other factors.

As of December 31, 2000 the Company would be restricted from declaring dividends in an amount greater than $35,674,373 as such declaration would render the corporation insolvent. As of December 31, 2000 the Bank would be restricted from declaring dividends in an amount greater than approximately $2,634,000 as such declaration would decrease capital below the Bank's required minimum level of regulatory capital.

NOTE 16 - STOCK OPTION PLAN
---------------------------

As of December 31, 2000 the Company has a stock option plan (Plan). The Plan is divided into two separate equity incentive programs, a Discretionary Grant Program and an Automatic Grant Program. The maximum number of shares of common stock issuable over the term of the Plan may not exceed 275,625 shares and the maximum aggregate number of shares issuable under both programs in any plan year may not exceed 55,125 shares. Unless sooner terminated by the Board, the Plan will in all events terminate on March 11, 2006.

Under the Discretionary Grant Program, key employees, including officers, may be granted incentive stock options to purchase shares of common stock of the Company. The option exercise price per share may not be less than one hundred percent of the fair market value of common stock at grant date and generally become exercisable in periodic installments over the optionee's period of service. Two types of stock appreciation rights are authorized for issuance: (1) tandem rights, which require the option holder to elect between the exercise of the underlying option for shares of common stock and the surrender of such option for appreciation distribution and (2) limited rights, which are automatically exercised upon the occurance of a hostile takeover.

Eligibility for participation in the Automatic Grant Program is limited to non-employee directors of the Company or its subsidiary. Under the Automatic Grant Program a nonstatutory option for 2,000 shares of common stock is granted each plan year to eligible directors. The exercise price per share is equal to one hundred percent of the fair market value per share of common stock at grant date and each option has a maximum five year term. Each option under the Automatic Grant Program is immediately vested.

The Company applies APB Opinion 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below for the years ended December 31:


                                                2000          1999          1998
                                             --------------------------------------

Net income                    As reported    $4,074,439    $3,856,488    $3,363,042
                              Pro forma       3,993,789    $3,790,009    $3,298,016

Basic earnings per share      As reported    $     1.09    $     1.06    $      .94
                              Pro forma      $     1.07    $     1.04    $      .92

Diluted earnings per share    As reported    $     1.09    $     1.05    $      .94
                              Pro forma      $     1.07    $     1.04    $      .92


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended December 31, 2000, 1999 and 1998: dividend yield of 2 percent; expected volatility of 23 percent in 2000 and 32 percent in 1999 and 13 in 1998; risk-free interest rate of 6.37 percent in 2000, 5.2 percent in 1999 and 5.7 percent in 1998; and expected lives of 5 years in 2000 and 4 years in 1999 and 1998.

A summary of the status of the Company's stock option plan as of December 31 and changes during the years then ending are presented below:


                                                2000                           1999                           1998
                                    ---------------------------    ---------------------------    ---------------------------
                                               Weighted-Average               Weighted-Average               Weighted-Average
     Options                         Shares     Exercise Price      Shares     Exercise Price      Shares     Exercise Price
-----------------------------------------------------------------------------------------------------------------------------

Outstanding at beginning of year    102,954         $12.64         63,579          $12.58          34,179         $ 8.48
Granted                              41,500          10.00         40,950           12.86          33,863          16.19
Exercised                            (1,654)          8.48              0                          (4,463)          8.48
Forfeited                            (7,455)         13.21         (1,575)          16.19               0
                                    -------                       -------                         -------
Outstanding at end  of year         135,345         $11.85        102,954          $12.64          63,579         $12.58
                                    =======                       =======                         =======

Options exercisable at year-end     135,345                       102,954                          63,579
Weighted-average fair value of
 options granted during the year    $  2.76                       $  3.53                         $  2.65


The following table summarizes information about fixed stock options outstanding as of December 31, 2000:


                       Options Outstanding and Exercisable
      ---------------------------------------------------------------------
                                       Weighted-Average
                        Number             Remaining       Weighted-Average
      Exercise Price    Outstanding    Contractual Life     Exercise Price
      --------------    -----------    ----------------    ----------------

          $ 8.48           25,857          1.3 years            $ 8.48
           16.19           28,613          2.3 years             16.19
           12.86           39,375          3.3 years             12.86
           10.00           41,500          4.3 years             10.00
                          135,345          3.0 years             11.85


NOTE 17 - MINORITY INTEREST FOR SUBSIDIARY
------------------------------------------

In 1999 the Bank formed a subsidiary, Slade's Ferry Preferred Capital Corporation (SFPCC) which issued to the Bank 1,000 shares of SFPCC common stock. No other shares of SFPCC common stock have been issued. SFPCC also issued to the Bank 1,000 shares of SFPCC 8% Cumulative Non-Convertible Preferred Stock (the "Preferred Stock"). No other shares of SFPCC preferred stock have been issued. Minority interest in subsidiary consists of 106 shares, at a stated value of $500 per share, of the preferred stock owned by the Bank. These shares were issued in 1999 to directors and employees of the Bank. All voting rights of SFPCC vest exclusively with its common stockholder, the Bank. The preferred stock has a liquidation value of $500 per share. The holders of the preferred stock are entitled to receive dividends, when, as and if declared by the Board of Directors of the SFPCC. Such dividends declared accumulate and are paid on such date as determined by the Board of Directors of the Bank.

NOTE 18 - RECLASSIFICATION
--------------------------

Certain amounts in the prior year have been reclassified to be consistent with the current year's statement presentation.

NOTE 19 - PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS
------------------------------------------------------------

The following condensed financial statements are for Slade's Ferry Bancorp (Parent Company Only) and should be read in conjunction with the consolidated financial statements of Slade's Ferry Bancorp and Subsidiary.

                            SLADE'S FERRY BANCORP
                            ---------------------
                            (Parent Company Only)

                       CONDENSED FINANCIAL STATEMENTS
                       ------------------------------


Balance sheets                                                                   December 31,
                                                                              2000           1999

ASSETS
------
Cash                                                                      $ 1,205,307    $   671,676
Money market mutual fund                                                       27,553          5,425
                                                                          --------------------------
      Cash and cash equivalents                                             1,232,860        677,101
Investments in available-for-sale securities (at fair value)                3,264,445      2,498,219
Investments in held-to-maturity securities (fair value
 of $494,244 as of December 31, 1999)                                                        495,221
Investment in subsidiary, Slade's Ferry Trust Company                      31,348,720     28,199,195
Premises and equipment                                                         13,261         17,808
Due from subsidiary                                                           217,987
Accrued interest receivable                                                    47,800         26,285
Other assets                                                                   62,040         37,391
                                                                          --------------------------
      Total assets                                                        $36,187,113    $31,951,220
                                                                          ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Other liabilities                                                         $   512,740    $   286,974
                                                                          --------------------------
      Total liabilities                                                       512,740        286,974
                                                                          --------------------------
Stockholders' equity:
  Common stock, par value $.01 per share; authorized 10,000,000 shares in 2000 and 5,000,000 shares in 1999; issued and outstanding
   3,789,503.5 shares in 2000 and 3,520,409.4 shares in 1999                   37,895         35,204
  Paid-in capital                                                          25,885,220     23,147,447
  Retained earnings                                                        10,371,944      9,635,213
  Accumulated other comprehensive income (loss)                              (620,686)    (1,153,618)
                                                                          --------------------------
      Total stockholders' equity                                           35,674,373     31,664,246
                                                                          --------------------------
      Total liabilities and stockholders' equity                          $36,187,113    $31,951,220
                                                                          ==========================


Statements of income


                                                                         Years Ended December 31,
                                                                     2000          1999          1998
                                                                  --------------------------------------

Dividends from subsidiary                                         $1,500,000    $1,310,000    $  950,000
Interest and dividends on securities:
  Taxable                                                            180,766       137,867       111,127
Other interest income                                                  9,537         5,718         6,111
Management fee income from subsidiary                                441,750       443,664       432,002
                                                                  --------------------------------------
      Total income                                                 2,132,053     1,897,249     1,499,240
                                                                  --------------------------------------
Salaries and employee benefits                                       394,654       393,666       376,940
Equipment expense                                                      4,547         4,547           379
Loss on sale of available-for-sale security                                            647
Other expense                                                        175,411       161,396       146,641
                                                                  --------------------------------------
      Total expense                                                  574,612       560,256       523,960
                                                                  --------------------------------------
Income before income taxes and equity in
 undistributed net income of subsidiary                            1,557,441     1,336,993       975,280
Income taxes                                                          24,635        11,407        20,384
                                                                  --------------------------------------
Income before equity in undistributed net income of subsidiary     1,532,806     1,325,586       954,896
Equity in undistributed net income of subsidiary                   2,541,633     2,530,902     2,408,146
                                                                  --------------------------------------
Net income                                                        $4,074,439    $3,856,488    $3,363,042
                                                                  ======================================


                            SLADE'S FERRY BANCORP
                            ---------------------
                            (Parent Company Only)

                Years Ended December 31, 2000, 1999 and 1998
                --------------------------------------------

Statements of cash flows


                                                                  2000          1999          1998
                                                               --------------------------------------

Cash flows from operating activities:
  Net income                                                   $4,074,439    $3,856,488    $3,363,042
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Undistributed net income of subsidiary                     (2,541,633)   (2,530,902)   (2,408,146)
    Accretion, net of amortization of securities                   (9,490)       (8,529)       (8,159)
    Loss on sales of available-for-sale securities                                  647
    Depreciation and amortization                                   4,547         4,547           379
    Increase in due from subsidiary                              (217,987)
    (Increase) decrease in interest receivable                    (21,515)        2,072       (22,380)
    Decrease in prepaid expenses                                    9,599         1,019         4,748
    (Increase) decrease in other assets                              (406)        8,155        (7,450)
    Deferred tax benefit                                             (106)
    Increase (decrease) in taxes payable                          222,274        (5,000)       12,686
    Increase (decrease) in accrued expenses                           244          (140)        2,888
    Decrease in other liabilities                                     (50)         (600)       (7,750)
                                                               --------------------------------------

      Net cash provided by operating activities                 1,519,916     1,327,757       929,858
                                                               --------------------------------------

Cash flows from investing activities:
  Purchases of available-for-sale securities                     (888,418)   (1,939,353)   (2,850,461)
  Proceeds from maturities of available-for-sale securities                     950,000     2,350,000
  Proceeds from sales of available-for-sale securities                          427,486
  Purchases of held-to-maturity securities                                     (814,768)     (590,583)
  Proceeds from maturities of held-to-maturity securities         500,000       624,466       550,000
  Capital expenditures                                                                        (22,734)
                                                               --------------------------------------

      Net cash used in investing activities                      (388,418)     (752,169)     (563,778)
                                                               --------------------------------------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                      905,861       862,967       726,980
  Dividends paid                                               (1,479,575)   (1,250,891)     (914,943)
  Fractional shares paid in cash                                   (2,025)                     (8,117)
                                                               --------------------------------------

      Net cash used in financing activities                      (575,739)     (387,924)     (196,080)
                                                               --------------------------------------

Net increase in cash and cash equivalents                         555,759       187,664       170,000
Cash and cash equivalents at beginning of year                    677,101       489,437       319,437
                                                               --------------------------------------
Cash and cash equivalents at end of year                       $1,232,860    $  677,101    $  489,437
                                                               ======================================

Supplemental disclosure:
  Income taxes paid (received)                                 $ (197,533)   $   16,407    $    7,698

The Parent Company Only Statements of Changes in Stockholders' Equity are identical to the Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998, and therefore are not reprinted here.


                                 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 05, 2001.


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


/s/ Thomas B. Almy               03/05/01    /s/ Edward Bernardo Jr.               03/05/01
Thomas B. Almy                               Edward Bernardo Jr.
Director                                     Treasurer/Chief Financial Officer/
                                             Chief Accounting Officer

/s/ James D. Carey               03/05/01    /s/ Peter G. Collias                  03/05/01
James D. Carey                               Peter G. Collias
Executive Vice President and Director        Director

/s/ Donald T. Corrigan           03/05/01    /s/ Melvyn A. Holland                 03/05/01
Donald T. Corrigan                           Melvyn A. Holland
Chairman of the Board and Director           Director

/s/ William Q. MacLean Jr.       03/05/01    /s/ Francis A. Macomber               03/05/01
William Q. MacLean Jr.                       Francis A. Macomber
Director                                     Director

/s/ Majed Mouded, MD             03/05/01    /s/ Shaun O'Hearn Sr.                 03/05/01
Majed Mouded, MD                             Shaun O'Hearn Sr.
Director                                     Director

/s/ Lawrence J. Oliveira, DDS    03/05/01    /s/ Peter Paskowski                   03/05/01
Lawrence J. Oliveira, DDS                    Peter Paskowski
Director                                     Director

/s/ Kenneth R. Rezendes       03/05/01       /s/ William J. Sullivan               03/05/01
Kenneth R. Rezendes                          William J. Sullivan
President, Chief Executive                   Director
Officer and Director

/s/ Charles Veloza            03/05/01       /s/ David F. Westgate                 03/05/01
Charles Veloza                               David F. Westgate
Director                                     Director


                                Exhibit Index

Exhibit
  No.                   Description                                 Page
-------                 -----------                                 ----

 3.1       Articles of Incorporation of Slade's Ferry               (1)
           Bancorp as amended

 3.2       By-laws of Slade's Ferry Bancorp as amended              (2)

10.1       Agreement and Plan of Merger by and between              (3)
           Slade's Ferry (formerly Weetamoe) Bancorp and
           Fairbank, Inc.

10.2       Slade's Ferry (formerly Weetamoe) Bancorp                (3)
           1996 Stock Option Plan as amended

10.3       Noncompetition Agreement between Slade's                 (4)
           Ferry Trust Company and Edward S. Machado
           (A substantially identical contract exists
           with Peter Paskowski)

10.4       Supplemental Executive Retirement Agreement              (5)
           between Slade's Ferry (formerly Weetamoe)
           Bancorp and Donald T. Corrigan

10.5       Supplemental Executive Retirement Agreement between      (2)
           Slade's Ferry (formerly Weetamoe) Bancorp
           and James D. Carey

10.6       Supplemental Executive Retirement Agreement between      (2)
           Slade's Ferry (formerly Weetamoe) Bancorp and
           Manuel J. Tavares

10.7       Swansea Mall Lease                                       (4)

10.8       Form of Director Supplemental Retirement Program         (6)
           Director Agreement, Exhibit 1 thereto
           (Slade's Ferry Trust Company Director Supplemental
           Retirement Program Plan) and Endorsement Method
           Split Dollar Plan Agreement thereunder for
           Thomas B. Almy. (Similar forms of agreement entered
           into between Slade's Ferry Trust Company and the
           other directors)

10.9       Form of Directors' Paid-up Insurance Policy for          (7)
           Thomas B. Almy (part of the Director supplemental
           Retirement Program). (Similar forms of policy
           entered into by Company for other directors).

10.10      Form of Officers' Paid-up Endorsement Method Split       (8)
           Dollar Plan Agreement and Insurance Policies for
           Janice Partridge (Similar forms of policies entered
           into by Company for its President and other Vice
           Presidents)

21         List of subsidiaries of Slade's Ferry Bancorp            (9)

23         Consent of Independent Public Accounts

27         Financial Data Schedule

<F1>  Incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with the Commission on April 14, 1997.
<F2>  Incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1996.
<F3>  Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended March 31, 1996.
<F4>  Incorporated by reference to the Registrant's Registration Statement on Form S-4 File No. 33-32131.
<F5>  Incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1994.
<F6>  Incorporated by reference to the Registrant's Form 10-Q for the quarter ended March 31, 1999.
<F7>  Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended June 30, 1998.
<F8>  Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 2000.
<F9>  Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1999


