Form 10-Q
period 2001-03-31
SLADES FERRY BANCORP
filed 2001-05-14
CIK 857499

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended   March 31, 2001
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

Common stock ($.01 par value) 3,809,078.056 shares as of March 31, 2001.
------------------------------------------------------------------------

                                   PART I

ITEM 1

Financial Statements
--------------------

                            SLADE'S FERRY BANCORP
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                           March 31, 2001     December 31, 2000
                                           ------------------------------------
                                            (Unaudited)

ASSETS:
Cash and due from banks                     $ 12,767,644        $ 15,947,182
Money market mutual funds                         67,348             113,527
Federal funds sold                            14,800,000          12,000,000
                                            --------------------------------
      Cash and Cash Equivalents               27,634,992          28,060,709
Investment securities(1)                      19,215,498          19,102,496
Securities available for sale(2)              66,678,606          67,993,096
Federal Home Loan Bank stock                   1,013,400           1,013,400
Loans (net)                                  244,952,997         250,848,831
Premises and equipment                         6,724,162           6,765,689
Accrued interest receivable                    2,266,113           2,351,926
Goodwill                                       2,343,468           2,400,168
Cash surrender value of life insurance         6,923,785           6,830,918
Other assets                                   3,072,202           3,252,123
                                            --------------------------------
TOTAL ASSETS                                $380,825,223        $388,619,356
                                            ================================

LIABILITIES & STOCKHOLDERS' EQUITY:
Deposits                                    $329,309,883        $337,000,901
Advances from Federal Home Loan Bank          12,687,725          12,725,908
Other borrowed funds                             178,812           1,200,000
Other liabilities                              1,901,734           1,965,174
                                            --------------------------------
TOTAL LIABILITIES                            344,078,154         352,891,983
                                            --------------------------------
Preferred stockholders' equity in a
 subsidiary company                               53,000              53,000
                                            --------------------------------
STOCKHOLDERS' EQUITY:
Common stock                                      38,091              37,895
Paid in capital                               26,071,650          25,885,220
Retained earnings                             10,936,583          10,371,944
Accumulated other comprehensive loss            (352,255)           (620,686)
                                            --------------------------------

TOTAL STOCKHOLDERS' EQUITY                    36,694,069          35,674,373
                                            --------------------------------
TOTAL LIABILITIES &
 STOCKHOLDERS' EQUITY                       $380,825,223        $388,619,356
                                            ================================

--------------------
<F1>  Investment securities are to be held to maturity and have a fair market value of $19,461,228 as of March 31, 2001 and $19,088,080 as of December 31, 2000.
<F2>  Securities classified as Available for Sale are stated at fair value with any unrealized gains or losses reflected as an adjustment in Stockholders' Equity.

       The accompanying notes are an integral part of these condensed consolidated financial statements.

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND EXPENSE
                                 (UNAUDITED)
                          3 MONTHS ENDING MARCH 31,

                                                2001           2000
                                             -------------------------

INTEREST AND DIVIDEND INCOME:
Interest and fees on loans                   $5,766,499     $5,317,380
Interest and dividends on investments         1,251,616      1,274,982
Other interest                                  194,642        106,818
                                             -------------------------
      Total interest and dividend income      7,212,757      6,699,180
                                             -------------------------
INTEREST EXPENSE:
Interest on deposits                          3,104,971      2,797,693
Interest on other borrowed funds                210,314        181,395
                                             -------------------------
      Total interest expense                  3,315,285      2,979,088
                                             -------------------------
      Net interest and dividend income        3,897,472      3,720,092
PROVISION FOR LOAN LOSSES                       187,500        150,000
                                             -------------------------
      Net interest and dividend income
       after provision for loan losses        3,709,972      3,570,092
                                             -------------------------
OTHER INCOME:
Service charges on deposit accounts             204,978        199,052
Security losses, net                                  0         (4,757)
Other income                                    201,144        227,564
                                             -------------------------
      Total other income                        406,122        421,859
                                             -------------------------
OTHER EXPENSE:
Salaries and employee benefits                1,783,102      1,498,463
Occupancy expense                               248,791        224,282
Equipment expense                               143,542        137,372
Gain on sales of other real estate owned              0        (49,758)
Other expense                                   681,814        695,177
                                             -------------------------
      Total other expense                     2,857,249      2,505,536
                                             -------------------------
Income before income taxes                    1,258,845      1,486,415
Income taxes                                    389,480        478,415
                                             -------------------------
NET INCOME                                   $  869,365     $1,008,000
                                             =========================
Basic earnings per share                     $     0.23     $     0.27
                                             =========================
Diluted earnings per share                   $     0.23     $     0.27
                                             =========================
Basic average shares outstanding              3,803,755      3,714,552
                                             =========================
Diluted average shares outstanding            3,805,580      3,718,012
                                             =========================
Dividends Per Share                          $      .08     $      .08
                                             =========================
Comprehensive Income(1)                      $1,137,796     $  613,457
                                             =========================

--------------------
<F1>  Calculated using the change in accumulated other comprehensive income (loss) for the period and net income for the period.

       The accompanying notes are an integral part of these condensed consolidated financial statements.

                    SLADE'S FERRY BANCORP AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                        Three Months Ended March 31,
                        ----------------------------
                                 (Unaudited)

Reconciliation of net income to net cash
 provided by operating activities:                               2001             2000
                                                             -----------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                   $    869,365     $  1,008,000

Adjustments to reconcile net income to
 net cash used in operating activities:
  Accretion, net of amortization of fair market
   value adjustments                                               (2,850)          (2,850)
  Amortization of goodwill                                         56,700           56,700
  Depreciation and amortization                                   182,666          171,958
  Security losses, net                                                  0            4,757
  Provision for loan losses                                       187,500          150,000
  Increase in taxes payable                                       155,228          512,460
  (Increase) decrease in interest receivable                       85,813         (272,132)
  Increase (decrease) in interest payable                          (1,157)          26,578
  Decrease in accrued expenses                                   (187,112)        (472,931)
  (Increase) decrease in prepaid expenses                          11,370          (13,551)
  Accretion of investment securities, net of
   amortization                                                      (620)         (17,285)
  Amortization of securities available for sale, net
   of accretion                                                     9,783            9,927
  Gain on sales of other real estate owned                              0          (49,758)
  Change in unearned income                                       (46,341)         (24,701)
  Decrease in other assets                                       (145,250)        (161,422)
  Increase (decrease) in other liabilities                        (30,399)          87,660
                                                             -----------------------------
  Net cash provided by operating activities                     1,144,696        1,013,410
                                                             -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of securities available for sale                  (13,431,233)      (7,652,856)
  Maturities of securities available for sale                  15,225,305        1,090,963
  Sales of securities available for sale                                0        2,114,080
  Proceeds from sale of other real estate owned                         0          402,853
  Proceeds from maturities of investment securities               981,617        1,512,853
  Purchases of investment securities                           (1,094,000)      (2,890,063)
  Net (increase) decrease in loans                              5,751,042       (4,777,957)
  Capital expenditures                                           (141,138)         (38,476)
  Recoveries of previously charged-off loans                        6,483          104,337
                                                             -----------------------------
  Net cash provided by (used in) investing
   activities                                                   7,298,076      (10,134,266)
                                                             -----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of stock                                 186,625          227,657
  Net increase (decrease) in demand deposits, NOW, money
   market and savings accounts                                 (8,600,472)       2,707,176
  Net increase in time deposits                                   909,454        1,542,023
  Decrease in other borrowed funds                             (1,021,188)        (179,635)
  Dividends paid                                                 (304,725)        (299,653)
  Advances (payments) on Federal Home Loan Bank, net              (38,183)       4,967,506
                                                             -----------------------------
  Net cash provided by (used in) financing activities          (8,868,489)       8,965,074
                                                             -----------------------------
  Net decrease in cash and cash equivalents                      (425,717)        (155,782)
  Cash and cash equivalents at beginning of period             28,060,709       21,108,966
                                                             -----------------------------
  Cash and cash equivalents at end of period                 $ 27,634,992     $ 20,953,184
                                                             =============================

SUPPLEMENTAL DISCLOSURES:
  Loans originating from sales of Other Real
   Estate Owned                                              $          0     $    259,000
  Interest paid                                              $ 3,316, 442     $  2,952,510
  Income taxes paid                                          $    234,252     $     34,045
  Loans transferred to Other Real Estate Owned               $          0     $          0

       The accompanying notes are an integral part of these condensed consolidated financial statements.

    SLADE'S FERRY BANCORP AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS (UNAUDITED)

                               March 31, 2001

Note A - Basis of Presentation
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of Slade's Ferry Bancorp (the "Company"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Note B - Accounting Policies
----------------------------

The accounting principles followed by Slade's Ferry Bancorp and subsidiary and the methods of applying these principles which materially affect the determination of financial position, results of operations, or changes in financial position are consistent with those used at year end 2000.

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

Note C - Impact of New Accounting Standard
------------------------------------------

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". Statement No. 133, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted this Statement as of January 1, 2001. In management's opinion, the adoption of SFAS No. 133 did not have a material effect on the Company's consolidated financial statements.

Note D - Accounting for Transfers and Servicing of Financial Assets and
-----------------------------------------------------------------------
Extinguishments of Liabilities
------------------------------

FASB has issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and rescinds SFAS Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125". SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001; however, the disclosure provisions are effective for fiscal years ending after December 15, 2000. The Company has not yet quantified the remaining provisions effective in 2001; however, the Company does not expect that the adoption of this statement will have a material impact on its financial position or results of operations.

ITEM 2

Management's Discussion and Analysis
------------------------------------

Financial Condition
-------------------

Assets at March 31, 2001 decreased by $7.8 Million to $380.8 Million from $388.6 Million reported at December 31, 2000. During the first quarter of 2001, loan demand slowed as a result of the economic downturn. This combined with amortization of the existing loan portfolio during the three months ending March 31, 2001, resulted in a decrease in our net loans of $5.9 Million. The combined investment portfolio decreased by $1.2 Million from $87.1 Million reported as of December 31, 2000 to $85.9 Million at March 31, 2001. The decrease in our loan and investment portfolios combined with the use of available cash and cash equivalents provided the liquidity to fund the withdrawals in our deposits of $7.7 Million. The decrease in deposits from $337.0 Million at December 31, 2000 to $329.3 Million reported as of March 31, 2001 was a result of normal seasonal changes in our transaction accounts, combined with higher deposit balances maintained by our local municipalities, due to collection of tax revenues during the fourth quarter of 2000. These funds which are generally utilized by the municipalities and runoff prior to year end, remained on deposit through December 31, 2000, and were withdrawn during the first quarter of 2001.

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

Investment Securities are securities that the Company will hold to maturity and are carried at amortized cost on the balance sheet, and are summarized as follows as of March 31, 2001.

                                                               Gross             Gross
                                            Amortized       Unrealized         Unrealized
(Dollars in Thousands)                      Cost Basis     Holding Gains     Holding Losses     Fair Value
----------------------------------------------------------------------------------------------------------

Debt securities issued by the U. S.
  Treasury and other U. S.
  Government corporations and
  agencies                                   $ 6,746           $ 77               $---           $ 6,823

Debt securities issued by states of the
  United States and political
  subdivisions of the states                  12,411            183                 14            12,580

Mortgage-backed securities                        57            ---                ---                57

Other debt securities                              1            ---                ---                 1
----------------------------------------------------------------------------------------------------------
                                             $19,215           $260               $ 14           $19,461
==========================================================================================================

Securities in the Available-for-Sale category are securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. These securities may be sold in response to interest rate changes, liquidity needs or other factors. Any unrealized gains or losses, net of taxes, are reflected in Stockholders' Equity as a separate component.

Investment in Available-for-Sale securities are carried at fair value on the balance sheet and are summarized as follows as of March 31, 2001.

                                                           Gross             Gross
                                        Amortized       Unrealized         Unrealized
(Dollars in Thousands)                  Cost Basis     Holding Gains     Holding Losses     Fair Value
------------------------------------------------------------------------------------------------------


Debt securities issued by the U. S.
  Treasury and other U. S.
  Government corporations and
  agencies                               $31,646           $213              $   35          $31,824
Corporate Bonds                            1,992             42                 ---            2,034
Marketable Equity                          4,468            236               1,171            3,533
Mortgage-backed securities                29,055            264                  31           29,288
------------------------------------------------------------------------------------------------------
                                         $67,161           $755              $1,237          $66,679
======================================================================================================

Decrease to Stockholders' Equity:
(In Whole Dollars)

Unrealized loss on Available-for-Sale Securities         $481,978
Less tax effect                                           153,866
                                                         --------
Net unrealized loss on Available-for-Sale Securities     $328,112
                                                         ========

The Available-for-Sale category at March 31, 2001 had net unrealized losses, net of taxes of $328,112 of which $272,957 are net unrealized gains (net of tax) attributed to securities of U.S. Treasury, other U.S. Government corporations and agencies, corporate bonds, and mortgage-backed securities and $601,069 are net unrealized losses (net of tax) attributable to marketable equity securities.

Securities of U.S. Treasury, U.S. Government corporations and agencies, and mortgage-backed securities have little or no credit risk, other than being sensitive to changes in interest rates; and if held-to-maturity, these securities will mature at par. The Company amortizes premiums and accretes discounts over the life of the security.

Marketable equity securities, however, have a greater risk as they are subject to rapid market fluctuations. These securities are constantly monitored and evaluated to determine their suitability for sale or retention in the portfolio. Management minimizes its risk by limiting the total amount invested into marketable equity securities to 6% of the total investment portfolio. At March 31, 2001, the amount invested in marketable equity securities was 5.2% of the total investment portfolio distributed over various business sectors.

          INFORMATION WITH RESPECT TO NONACCRUAL AND PAST DUE LOANS AT MARCH 31, 2001 AND 2000 AND DECEMBER 31, 2000 AND 1999

                                                      At March 31,           At December 31,
-----------------------------------------------------------------------------------------------
(Dollars in Thousands)                              2001        2000        2000        1999
-----------------------------------------------------------------------------------------------

Nonaccrual Loans                                   $ 2,263     $ 1,481     $ 2,415     $ 1,777

Loans 90 days or more past due and still
 accruing                                              181         162         335         248

Real estate acquired by foreclosure
 or substantively repossessed                            0           0           0         353

Percentage of nonaccrual loans to total loans         0.90%       0.60%       0.94%       0.73%

Percentage of nonaccrual loans and real estate
 acquired by foreclosure or substantively
 repossessed to total assets                          0.59%       0.40%       0.64%       0.74%

Percentage of allowance for loan losses
 to nonaccrual loans                                218.02%     266.45%     197.76%     211.92%

The $2.3 Million in nonaccrual loans consists of $1.8 Million of real estate mortgages and $.5 Million attributed to commercial loans. There are no restructured loans included in nonaccrual loans as of March 31, 2001.

The Company's nonperforming assets as a total decreased to $2.4 Million at March 31, 2001, from $2.8 Million reported on December 31, 2000. The Company considers nonaccrual loans, loans past due 90 days or more but still accruing, and real estate acquired by foreclosure or substantively repossessed as nonperforming assets. Nonaccrual loans which is the largest component of nonperforming assets decreased by $152,000 during the first quarter. Loans 90 day or more but still accruing decreased by $154,000 during the current quarter.

The percentage of nonaccrual loans to total loans decreased from 0.94% reported at year end to 0.90% at March 31, 2001 due to a decrease in the nonaccrual category. The percentage of nonaccrual loans and real estate acquired by foreclosure or substantively repossessed to total assets decreased due to the decrease in nonaccrual loans.

       INFORMATION WITH RESPECT TO INTEREST ON NONACCRUAL AND PAST DUE LOANS AT MARCH 31, 2001 AND 2000 AND DECEMBER 31, 2000 AND 1999

                                                    At March 31,         At December 31,
-----------------------------------------------------------------------------------------
(Dollars in Thousands)                             2001       2000       2000       1999
-----------------------------------------------------------------------------------------

Nonaccrual Loans                                  $2,263     $1,481     $2,415     $1,777

Interest income that would have been recorded
 under original terms                                 60         31        228        146

Interest income recorded during the period            14          3         22         37

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

Included in the $2,263,140 in nonaccrual loans are $2,245,915 which the Company has determined to be impaired, for which there is a related allowance for credit losses of $304,857. Management is not aware of any other loans that pose a potential credit risk or where the loans are current but the borrowers are experiencing financial difficulty.

There were no other loans classified for regulatory purposes at March 31, 2001 that management reasonably expects will materially impact future operating results, liquidity or capital resources.

                  ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                               Three Months           Years Ended
                                               At March 31,         At December 31,
------------------------------------------------------------------------------------
(Dollars in Thousands)                        2001       2000       2000       1999
------------------------------------------------------------------------------------

Balance at January 1                         $4,776     $3,766     $3,766     $3,569
------------------------------------------------------------------------------------

Charge-offs:
  Commercial                                    (30)       (73)      (194)      (221)
  Real estate - construction                      0          0          0         (0)
  Real estate - mortgage                          0          0        (23)       (23)
  Installment/consumer                           (6)        (2)      (138)      (158)
------------------------------------------------------------------------------------
                                                (36)       (75)      (355)      (402)
------------------------------------------------------------------------------------

Recoveries:
  Commercial                                      4         78         50         11
  Real estate - construction                      0          0          0          0
  Real estate - mortgage                          0         16         92         24
  Installment/consumer                            2         10         23         14
------------------------------------------------------------------------------------
                                                  6        104        165         49
------------------------------------------------------------------------------------
Net (Charge-offs) Recoveries                    (30)        29       (190)      (353)
------------------------------------------------------------------------------------
Additions charged to operations                 188        150      1,200        550
------------------------------------------------------------------------------------
Balance at end of period                     $4,934     $3,945     $4,776     $3,766
====================================================================================
Ratio of net (charge-offs) recoveries to
 average loans outstanding                     (.012%)    .012%     (0.08%)    (0.15%)

The Allowance for Loan Losses at March 31, 2001 was $4,933,702, compared to $4,776,360 at year end 2000. The Allowance for Loan Losses as a percentage of outstanding loans was 1.97% at March 31, 2001, and 1.86% at December 31, 2000.

The Bank provided $1,200,000 in 2000, $550,000 in 1999, and $187,500 as of
March 31, 2001 to the Allowance for Loan Losses. Loans charged off were $355,000 in 2000, $402,000 in 1999, and $36,000 as of March 31, 2001.
Recoveries on loans previously charged off were $165,000 in 2000, $49,000 in 1999, and $6,000 as of March 31, 2001. Management believes that the Allowance for Loan Losses of $4,933,702 is adequate to absorb any losses that are estimated to occur, due to the Bank's strong collateral position and the current asset quality.

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

                                      March 31, 2001               December 31, 2000             December 31, 1999
                                 -------------------------------------------------------------------------------------
                                               Percent of                    Percent of                    Percent of
                                                Loans in                      Loans in                      Loans in
                                                  Each                          Each                          Each
                                               Category to                   Category to                   Category to
                                  Amount       Total Loans      Amount       Total Loans      Amount       Total Loans
                                 -------------------------------------------------------------------------------------
                                                                (Dollars in Thousands)

Domestic:
  Commercial(5)                  $1,320(1)        18.63%       $1,466(1)        19.66%       $1,356(1)       19.52%
  Real estate - Construction         47            3.45            47            3.36            34           2.07
  Real estate - mortgage          3,287(2)        72.79         2,970(2)        71.91         1,924(2)       74.48
  Consumer(3)                       280(4)         5.13           293(4)         5.07           452(4)        3.93
                                 -------------------------------------------------------------------------------------
                                 $4,934          100.00%       $4,776          100.00%       $3,766         100.00%
                                 =====================================================================================

--------------------
<F1>  Includes amounts specifically reserved for impaired loans of $233,923 as of March 31, 2001, $281,248 as of December 31, 2000, and $234,205
      as of December 31, 1999 as required by Financial Accounting Standard No. 114, Accounting for Impairment of Loans.
<F2>  Includes amounts specifically reserved for impaired loans of $368,404 as of March 31, 2001, $132,911 as of December 31, 2000, and $147,884
      as of December 31, 1999 as required by Financial Accounting Standard No. 114, Accounting for Impairment of Loans.
<F3>  Includes consumer, obligations of states and political subdivisions and other.
<F4>  Includes amounts specifically reserved for impaired loans of $1,403 as of March 31, 2001, $10,398 as of December 31, 2000, and $39,241 as
      of December 31, 1999 as required by Financial Accounting Standard No. 114, Accounting for Impairment of Loans.
<F5>  Includes commercial, financial, agricultural and nonprofit loans.

The loan portfolio's largest segment of loans is commercial real estate loans, which represent 58% of gross loans. Residential real estate, represents 15% of gross loans. The Company requires a loan to value ratio of 80% in both commercial and residential mortgages. These mortgages are secured by real properties which have a readily ascertainable appraised value.

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

Consumer loans are generally unsecured credits and represent 5% of the total loan portfolio. These loans have a higher degree of risk then residential mortgage loans. The underlying collateral of a secured consumer loan tends to depreciate in value. Consumer loans are typically made based on the borrower's ability to repay the loan through continued financial stability. The Company endeavors to minimize risk by reviewing the borrower's repayment history on past debts, and assessing the borrower's ability to meet existing obligations on the proposed loans.

The allocation of the Allowance for Loan Losses is based on management's judgement of estimated to occur losses in the respective portfolios. While management has allocated reserves to various portfolio segments, the Allowance is general in nature and is available for the portfolio in its entirety.

Results of Operations
---------------------

The Company's largest source of earnings is net interest and dividend income, which is the difference between interest income earned on loans and investments and interest expense paid on deposits and borrowed funds. Net interest and dividend income for the three months ending March 31, 2001 increased by $177,380 to $3,897,472 when compared to $3,720,092 recorded during the same period in 2000. Total interest and dividend income increased by $513,577. This was offset by an increase in interest expense of $336,197.

The Provision for Loan Losses is a charge against earnings and funds the Allowance for Loan Losses. It is management's desire to maintain an appropriate ratio of the Allowance for Loan Losses to total outstanding loans. The Bank's provision during the three month period ending March 31, 2001 was $187,500, an increase of $37,500 when compared to $150,000 provided for the first three months of 2000.

Total Other Income decreased by $15,737 for the first quarter in 2001 when compared to the same period in 2000. Service charges on deposit accounts increased by $5,926. The Bank realized losses on sale of securities of $4,757 during the first three months of 2000. There were no sales of securities during the first three months of 2001.

The line item Other Income decreased by $26,420 when compared to the first three months of 2000. There was an increase of $40,216 in the cash surrender value of life insurance policies associated with the Directors and Executive life insurance programs. In 2000, the Bank recorded $59,000 in miscellaneous income as a reversal of prior years expense accrual that did not materialize. There were no such reversals during the first three months of 2001.

The category Other Expense was up by $351,713 to $2,857,249 during the first three months ending March 31, 2001 compared to $2,505,536 reported for the same period in 2000. Salaries and employee benefits increased by $289,639 due to general wage adjustments occurring at year end 2000. Occupancy and equipment expenses combined increased slightly by $30,679. The Bank had no sales of real estate acquired through foreclosure in 2001, compared to losses of $49,758 realized during the same period in the previous year.

The following table sets forth the components of the line item Other Expense, which reflects a decrease of $13,363 for the first quarter in 2001 compared to the same period reported in 2000.

                                       March 31, 2001     March 31, 2000     Variance
                                       ----------------------------------------------

Amortization of Goodwill                  $ 56,700           $ 56,700        $    ---

Advertising & Public Relations             101,598             87,964          13,634

Stationery & Supplies                       63,303             82,000         (18,697)

Communications                              82,913             81,947             966

Professional Fees & Other Services         204,341            180,803          23,538

Other Real Estate Owned Expense                  0             38,000         (38,000)

Committee Fees                              40,910             41,850            (940)

Other Miscellaneous Expenses               132,049            125,913           6,136
                                       ----------------------------------------------
                                          $681,814           $695,177        $(13,363)
                                       ==============================================

Amortization of Goodwill represents the continuous amortizing of the premiums paid above the book value to shareholders of Fairbank, Inc., parent company of the National Bank of Fairhaven, due to the merger acquisition which occurred in August 1996. This amortization expense will continue to the year 2011. Advertising and Public Relations expense increased by $13,634. Stationery and Supplies decreased by $18,697. Professional Fees and Other Services were up by $23,538 primarily due to collection and repossession expense. Other Real Estate Owned Expense decreased by $38,000. Committee Fees were down by $940. Other Miscellaneous Expense increased by $6,136.

Income before income taxes was $1,258,845 for the three month period ending March 31, 2001 compared to $1,486,415 reported for the same period in the prior year. Taxes totaled $389,480 down by $88,935 when compared to $478,415 reported for the first quarter in 2000. Net Income of $869,365 was down by 13.75% or $138,635 for the first quarter in 2001 compared to $1,008,000 in the same period in 2000. Diluted earnings per share for the first quarter in 2001 was $0.23 compared to $0.27 reported in 2000.

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

The Company also has the ability to borrow funds from correspondent banks, the Federal Home Loan Bank, as well as the Federal Reserve Bank of Boston by pledging various investment securities as collateral. During the first quarter in 2000 and 2001, the Bank was not required to borrow short-term funds to meet current liquidity needs. Tax payments made by our customers which are owed to the Federal Reserve Bank Treasury Tax and Loan account are classified as short-term borrowings. As of March 31, 2001, there is also $12,687,725 in advances from the Federal Home Loan Bank representing the match funding program that is available to qualified borrowers and an investment growth strategy transaction.

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

At March 31, 2001, the Bank's liquidity ratio stood at 32.0%, the same level reported at December 31, 2000. The liquidity ratio is determined by dividing the Bank's short term assets (cash and due from banks, interest bearing deposits due from other banks, securities, and federal funds sold) by the Bank's total deposits. Management believes the Bank's liquidity to be adequate to meet the current and presently foreseeable needs of the Bank.

The comparison of cash flows for three months ending March 31, 2001 and 2000 shows a slight increase in the net cash provided by operating activities of $0.1 Million. There was an increase in interest and dividend income of $0.5 Million, offset by a decrease in taxes paid of $0.1 Million and an increase in interest paid of $0.3 Million.

Cash flows from investing activities show a net increase in cash provided by investing activities of $17.4 Million when compared to 2000. Purchases of securities increased by $4.0 Million and maturities and sales increased by $11.5 Million for a total increase of $7.5 Million attributed to the investment portfolio. There was also a decrease in cash used in loan activity of $10.5 Million. Proceeds from the sale of Other Real Estate Owned decreased $0.4 Million, and capital expenditures increased by $0.1 Million.

Cash flows provided by financing activities decreased by $17.8 Million when compared to the same period in 2000. There was a decrease in cash provided by demand deposits, NOW, money market and savings accounts of $11.3 Million, along with decreases in Federal Home Loan Bank borrowings of $5.0 Million, other borrowed funds of $0.8 Million and $0.6 Million in time deposits.

Capital
-------

As of March 31, 2001, the Company had total capital of $36,694,069. This represents an increase of $1,019,696 from $35,674,373 reported on December 31, 2000. The increase in capital was a combination of several factors. Additions consisted of three months earnings of $869,365 and transactions originating through the Dividend Reinvestment Program whereby 4,136.078 shares were issued for cash contributions of $37,950 and 15,438.516 shares were issued for $148,675 in lieu of cash dividend payments. These additions were offset by dividends paid of $304,725.

Also, affecting capital is accumulated other comprehensive income (loss) which reflects net unrealized gains or losses, net of taxes, on securities classified as Available-for-Sale and the minimum pension liability adjustment. On December 31, 2000 the Available-for-Sale portfolio had unrealized losses, net of taxes, of $596,543, and on March 31, 2001, as a result of current market values, the portfolio reflects unrealized losses, net of taxes, of $328,112. There was no change in the minimum pension liability adjustment of $24,143, net of taxes, recorded December 31, 2000.

Under the requirements for Risk Based and Leverage Capital of the federal banking agencies, a minimum level of capital will vary among banks based on safety and soundness of operations. Risk Based Capital ratios are calculated with reference to risk-weighted assets, which include both on and off balance sheet exposure.

At March 31, 2001 the actual Risk Based Capital of the Bank was $28,599,000 for Tier 1 Capital, exceeding the minimum requirements of $11,001,160 by $17,597,840. Total Capital of $32,055,000 exceeded the minimum requirements of $22,002,320 by $10,052,680 and Leverage Capital of $28,599,000 exceeded the minimum requirements of $15,055,560 by $13,543,440. In addition to the "minimum" capital requirements, "well capitalized" standards have also been established by the Federal Banking Regulators.

The table below illustrates the capital ratios of the Company and the Bank on March 31, 2001 and at December 31, 2000.

                               Well           March 31, 2001       December 31, 2000
                            Capitalized     ------------------     ------------------
                            Requirement     Bancorp      Bank      Bancorp      Bank
-------------------------------------------------------------------------------------

Total Capital (to Risk
 Weighted Assets)               10%         13.81%      11.66%     13.24%      11.76%
-------------------------------------------------------------------------------------

Tier 1 Capital (to Risk
 Weighted Assets)                6%         12.56%      10.40%     11.98%      10.50%
-------------------------------------------------------------------------------------

Leverage Capital (to
 Average Assets)                 5%          9.13%       7.60%      8.74%       7.69%
-------------------------------------------------------------------------------------

Under the informal agreement entered into with the Massachusetts Commissioner of Banks and the Federal Deposit Insurance Corporation, effective December 1, 2000, the Bank is required to maintain a seven (7) percent Tier I Leverage Capital ratio and a nine (9) percent Tier I Risk Based Capital ratio. As of March 31, 2001, these ratios were 7.60% and 10.40%, respectively.

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

                                    Estimated Exposure as a
       Rate Change             Percentage of Net Interest Income
      (Basis Points)                    March 31, 2001
      ----------------------------------------------------------

           +200                              0.83%
           -200                             (6.37)%

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

[FN]
--------------------
<F1>  Incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with the Commission on April 14, 1997.
<F2>  Incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1996.
<F3>  Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended March 31, 1996.
<F4>  Incorporated by reference to the Registrant's Registration Statement on Form S-4 File No. 33-32131
<F5>  Incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1994.
<F6>  Incorporated by reference to the Registrant's Form 10-Q for the quarter ended March 31,1999
<F7>  Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended June 30, 1998.
<F8>  Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 2000.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SLADE'S FERRY BANCORP
                                       ----------------------------------------
                                       (Registrant)

May 10, 2001                           /s/ Kenneth R. Rezendes
--------------------                   ----------------------------------------
(Date)                                  (Signature)         Kenneth R. Rezendes
                                                       Chief Executive Officer/
                                                                       Director


May 10, 2001                           /s/ James D. Carey
--------------------                   ----------------------------------------
(Date)                                 (Signature)              James D. Carey
                                                      Executive Vice President
                                                                      Director


May 10, 2001                           /s/ Edward Bernardo Jr.
--------------------                   ----------------------------------------
(Date)                                 (Signature)          Edward Bernardo Jr.
                                             Treasurer/Chief Financial Officer/
                                                       Chief Accounting Officer