Form 10-Q
period 2001-06-30
SLADES FERRY BANCORP
filed 2001-08-13
CIK 857499

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                  FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended June 30, 2001

Commission file number  000-23904

                            SLADE'S FERRY BANCORP
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

         Massachusetts                            04-3061936
-------------------------------             ----------------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)             Identification Number)

100 Slade's Ferry Avenue                             02726
-----------------------------------------         ----------
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

                         Yes    X    No    [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common stock ($.01 par value) 3,826,824.754 shares as of June 30, 2001.
-----------------------------------------------------------------------

                                   PART I
ITEM 1

Financial Statements
--------------------


                            SLADE'S FERRY BANCORP
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)


                                            June 30, 2001    December 31, 2000
                                            -------------    -----------------
ASSETS:
  Cash and due from banks                   $ 15,260,705       $ 15,947,182
  Money market mutual funds                       89,629            113,527
  Federal funds sold                          28,500,000         12,000,000
                                            -------------------------------
  Cash and Cash Equivalents                   43,850,334         28,060,709
  Investment securities(1)                    17,506,096         19,102,496
  Securities available for sale(2)            71,563,360         67,993,096
  Federal Home Loan Bank stock                 1,013,400          1,013,400
  Loans (net)                                246,778,229        250,848,831
  Premises and equipment                       6,666,875          6,765,689
  Accrued interest receivable                  1,994,051          2,351,926
  Goodwill                                     2,286,768          2,400,168
  Cash surrender value of life insurance       7,263,105          6,830,918
  Other assets                                 3,305,492          3,252,123
                                            -------------------------------
      TOTAL ASSETS                          $402,227,710       $388,619,356
                                            ===============================

LIABILITIES & STOCKHOLDERS' EQUITY:
  Deposits                                  $346,277,239       $337,000,901
  Advances from Federal Home Loan Bank        15,719,510         12,725,908
  Other borrowed funds                         1,011,887          1,200,000
  Other liabilities                            1,797,472          1,965,174
                                            -------------------------------
      TOTAL LIABILITIES                      364,806,108        352,891,983

Preferred stockholders' equity in a
 Subsidiary company                               53,000             53,000
                                            -------------------------------

STOCKHOLDERS' EQUITY:
  Common stock                                    38,268             37,895
  Paid in capital                             26,234,620         25,885,220
  Retained earnings                           11,306,747         10,371,944
  Accumulated other comprehensive loss          (211,033)          (620,686)
                                            -------------------------------
      TOTAL STOCKHOLDERS' EQUITY              37,368,602         35,674,373
                                            -------------------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY    $402,227,710       $388,619,356
                                            ===============================

--------------------

<F1>  Investment securities are to be held to maturity and have a fair market value of $17,732,209 as of June 30, 2001 and $19,088,080 as of
      December 31, 2000.
<F2>  Securities classified as Available for Sale are stated at fair value with any unrealized gains or losses reflected as an adjustment in Stockholders' Equity, net of tax.

The accompanying notes are an integral part of these condensed consolidated financial statements.


           CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND EXPENSE
                                 (UNAUDITED)
                          6 MONTHS ENDING JUNE 30,


                                                 2001           2000
                                                 ----           ----

INTEREST AND DIVIDEND INCOME:
  Interest and fees on loans                  $11,215,838    $10,786,626
  Interest and dividends on investments         2,461,663      2,566,733
  Other interest                                  474,088        279,428
                                              --------------------------
      Total interest and dividend income       14,151,589     13,632,787
                                              --------------------------

INTEREST EXPENSE:
  Interest on deposits                          6,146,620      5,739,977
  Interest on other borrowed funds                429,769        373,749
                                              --------------------------
      Total interest expense                    6,576,389      6,113,726
                                              --------------------------

      Net interest and dividend income          7,575,200      7,519,061

PROVISION FOR LOAN LOSSES                         375,000      1,050,000
                                              --------------------------
  Net interest and dividend income
  after provision for loan losses               7,200,200      6,469,061
                                              --------------------------

OTHER INCOME:
  Service charges on deposit accounts             414,343        409,772
  Security losses,  net                                 0         (4,757)
  Other income                                    401,700        401,872
                                              --------------------------
      Total other income                          816,043        806,887
                                              --------------------------

OTHER EXPENSE:
  Salaries and employee benefits                3,544,121      3,028,302
  Occupancy expense                               467,022        435,495
  Equipment expense                               290,033        277,921
  Gain on sales of other real estate owned              0        (49,758)
  Other expense                                 1,454,130      1,385,778
                                              --------------------------
      Total other expense                       5,755,306      5,077,738
                                              --------------------------
Income before income taxes                      2,260,937      2,198,210
Income taxes                                      676,994        678,367
                                              --------------------------
NET INCOME                                    $ 1,583,943    $ 1,519,843
                                              ==========================

Basic earnings per share                      $      0.42    $      0.41
                                              ==========================

Diluted earnings per share                    $      0.42    $      0.41
                                              ==========================

Basic average shares outstanding                3,803,755      3,724,698
                                              ==========================

Diluted average shares outstanding              3,806,017      3,728,066
                                              ==========================

Dividends per share                           $       .17    $       .16
                                              ==========================
Comprehensive Income (1)                      $ 1,993,596    $ 1,326,999
                                              ==========================

--------------------
<F1>  Calculated using the change in accumulated other comprehensive income
      (loss) for the period and net income for the period.

The accompanying notes are an integral part of these condensed consolidated financial statements.

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND EXPENSE
                                 (UNAUDITED)
                          3 MONTHS ENDING JUNE 30,


                                                 2001           2000
                                                 ----           ----

INTEREST AND DIVIDEND INCOME:
  Interest and fees on loans                  $ 5,449,339    $ 5,469,246
  Interest and dividends on investments         1,210,047      1,291,751
  Other interest                                  279,446        172,610
                                              --------------------------
      Total interest and dividend income        6,938,832      6,933,607
                                              --------------------------

INTEREST EXPENSE:
  Interest on deposits                          3,041,649      2,942,284
  Interest on other borrowed funds                219,455        192,354
                                              --------------------------
      Total interest expense                    3,261,104      3,134,638
                                              --------------------------
      Net interest and dividend income          3,677,728      3,798,969

PROVISION FOR LOAN LOSSES                         187,500        900,000
                                              --------------------------
  Net interest and dividend income
   after provision for loan losses              3,490,228      2,898,969
                                              --------------------------

OTHER INCOME:
  Service charges on deposit accounts             209,365        210,720
  Other income                                    200,556        174,308
                                              --------------------------
      Total other income                          409,921        385,028
                                              --------------------------

OTHER EXPENSE:
  Salaries and employee benefits                1,761,019      1,529,839
  Occupancy expense                               218,231        211,213
  Equipment expense                               146,491        140,549
  Other expense                                   772,316        690,601
                                              --------------------------
      Total other expense                       2,898,057      2,572,202
                                              --------------------------

Income before income taxes                      1,002,092        711,795
Income taxes                                      287,514        199,952
                                              --------------------------

NET INCOME                                    $   714,578    $   511,843
                                              ==========================

Basic earnings per share                      $      0.19    $      0.14
                                              ==========================

Diluted earnings per share                    $      0.19    $      0.14
                                              ==========================

Basic average shares outstanding                3,822,745      3,734,844
                                              ==========================

Diluted average shares outstanding              3,826,484      3,738,350
                                              ==========================

Dividends per share                           $       .09    $       .08
                                              ==========================

Comprehensive Income (1)                      $   855,800    $   713,542
                                              ==========================

--------------------
<F1>  Calculated using the change in accumulated other comprehensive income
      (loss) for the period and net income for the period.

      The accompanying notes are an integral part of these condensed consolidated financial statements.

                    SLADE'S FERRY BANCORP AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                          Six Months Ended June 30
                                 (Unaudited)


                                                                 2001            2000
                                                                 ----            ----

Reconciliation of net income to net cash provided by operating activities:

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                   $  1,583,943    $  1,519,843

Adjustments to reconcile net income to net
  cash provided by operating activities:
  Accretion, net of amortization of fair
  market value adjustments                                         (5,700)         (5,700)
  Amortization of goodwill                                        113,400         113,400
  Depreciation and amortization                                   365,727         345,189
  Securities losses, net                                              -0-           4,757
  Provision for loan losses                                       375,000       1,050,000
  Decrease in taxes payable                                      (499,866)       (278,289)
  (Increase) decrease in interest receivable                      357,875        (237,844)
  Increase (decrease) in interest payable                         (34,911)         15,912
  Increase (decrease) in accrued expenses                          52,595        (317,092)
  Increase in prepaid expenses                                    (35,928)        (49,050)
  Accretion of securities, net of amortization                         15         (27,748)
  Accretion of securities available for sale,
   net of amortization                                             62,291          18,689
  Gain on sales of other real estate owned                            -0-         (49,758)
  Change in unearned income                                       (67,249)        (51,997)
  (Increase) decrease in other assets                               4,636        (307,408)
  Increase (decrease) in other liabilities                       (185,386)         46,436
                                                             ----------------------------
      Net cash provided by operating activities                 2,086,442       1,789,340
                                                             ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of securities available for sale                  (33,526,390)     (8,945,231)
  Investment in life insurance policies                          (259,000)     (4,918,838)
  Maturities of securities available for sale                  30,608,090       2,111,057
  Sales of securities available for sale                              -0-       2,114,080
  Proceeds from sale of other real estate owned                       -0-         402,853
  Proceeds from maturities of investment securities             3,734,518       4,645,973
  Purchases of investment securities                           (2,138,133)     (5,118,830)
  Net (increase) decrease in loans                              3,755,388      (5,047,676)
  Capital expenditures                                           (266,913)       (107,225)
  Recoveries of previously charged-off loans                       13,163         146,864
                                                             ----------------------------
      Net cash provided by (used in) investing activities       1,920,723     (14,716,973)
                                                             ----------------------------

                    SLADE'S FERRY BANCORP AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                          Six Months Ended June 30
                          ------------------------
                                 (Unaudited)
                                 (Continued)


                                                                 2001            2000
                                                                 ----            ----

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of stock                                 349,773         424,660
  Net increase in demand deposits, NOW, money market
   and savings accounts                                         6,742,122      12,360,141
  Net increase (decrease) in time deposits                      2,534,216        (136,160)

  Net decrease in other borrowed funds                           (188,113)        (35,008)

  Dividends paid                                                 (649,140)       (598,802)

  Advances (payments) on Federal Home Loan Bank, net            2,993,602       4,935,577
                                                             ----------------------------

  Net cash provided by financing activities                    11,782,460      16,950,408
                                                             ----------------------------

  Net decrease in cash and cash equivalents                    15,789,625       4,022,775

  Cash and cash equivalents at beginning of period             28,060,709      21,108,966
                                                             ----------------------------

  Cash and cash equivalents at end of period                 $ 43,850,334    $ 25,131,741
                                                             ============================


SUPPLEMENTAL DISCLOSURES:
  Loans originating from sales of Other Real Estate Owned    $        -0-    $    259,000
  Interest paid                                              $  6,611,300    $  6,097,814
  Income taxes paid                                          $  1,176,860    $    956,656

The accompanying notes are an integral part of these condensed consolidated financial statements.


    SLADE'S FERRY BANCORP AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS (UNAUDITED)

                               June 30, 2001

Note A - Basis of Presentation
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of the management of Slade's Ferry Bancorp (the "Company"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America.

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

Note C - Impact of New Accounting Standard
-----------------------------------

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

Statement of Financial Accounting Standards No. 141 improves the consistency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under a single method - the purchase method. Use of the pooling-of-interests method is no longer permitted. Statement No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. Management is currently evaluating the impact of adopting this Statement on the consolidated financial statements, but does not anticipate that it will have a material impact.

Statement of Financial Accounting Standards No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which for most companies, will be January 1, 2002. Management is currently evaluating the impact of adopting this Statement on the consolidated financial statements, but does not anticipate that it will have a material impact.

ITEM 2

Management's Discussion and Analysis
------------------------------------

Financial Condition
-------------------

Assets as of June 30, 2001 increased by $13.6 Million to $402.2 Million from $388.6 Million reported as of year end 2000. During the six months ending June 30, 2001, Net Loans decreased by $4.1 Million due to refinancing, prepayments and a general slowdown in loan demand due to the uncertainty of the economic environment. Total Investments grew by $2.0 Million and Federal Funds Sold increased substantially by $16.5 Million. The funding sources for the increase in Investments and Federal Funds Sold was provided by growth in deposits of $9.3 Million, borrowings from the Federal Home Loan Bank of $3.0 Million and amortization and prepayments derived from the loan portfolio.

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

Investment Securities are securities that the Company will hold to maturity and are carried at amortized cost on the balance sheet, and are summarized as follows as of June 30, 2001.


                                                            Gross             Gross
                                        Net Carrying    Unrecognized      Unrecognized
(Dollars in Thousands)                     Amount       Holding Gains    Holding Losses    Fair Value
----------------------                  ------------    -------------    --------------    ----------

Debt securities issued by the U. S.
 Treasury and other U. S. Government
 corporations and agencies                 $ 5,148           $ 55            $  ---          $ 5,203
Debt securities issued by states of
 the United States and political
 subdivisions of the states                 12,312            190                19           12,483
Mortgage-backed securities                      45            ---               ---               45
Other debt securities                            1            ---               ---                1
                                           ---------------------------------------------------------
                                           $17,506           $245            $   19          $17,732
                                           =========================================================

Securities in the Available for Sale category are securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. These securities may be sold in response to interest rate changes, liquidity needs or other factors. Any unrealized gains or losses, net of taxes, are reflected in Stockholders' Equity as a separate component.

Investments in Available for Sale securities are carried at fair value on the balance sheet and are summarized as follows as of June 30, 2001.


                                                            Gains in        Losses in
                                                          Accumulated      Accumulated
                                                             Other            Other
                                           Amortized     Comprehensive    Comprehensive
(Dollars in Thousands)                     Cost Basis        Income           Income      Fair Value
----------------------                     ----------    -------------    -------------   ----------

Debt securities issued by the U. S.
 Treasury and other U. S. Government
 corporations and agencies                  $31,933           $269            $   25        $32,177
Corporate Bonds                               2,756             47                 5          2,798
Marketable Equities                           4,619            350             1,080          3,889
Mortgage-backed securities                   32,512            263                76         32,699
                                            -------------------------------------------------------
                                            $71,820           $929            $1,186        $71,563
                                            =======================================================


Decrease to Stockholders' Equity as of June 30, 2001:
(In Whole Dollars)
  Unrealized loss on Available for Sale securities        $257,089
  Less tax effect                                          (70,199)
                                                          --------
  Net unrealized loss on Available for Sale securities    $186,890
                                                          ========

The Available For Sale category at June 30, 2001 had net unrealized losses, net of taxes of $186,890, of which $285,236 are net unrealized gains (net of tax) attributed to securities of U.S. Treasury, other U.S. Government corporations and agencies, corporate bonds, and mortgage-backed securities, and $472,126 are net unrealized losses (net of tax) attributable to market equity securities.

Securities of the U.S. Treasury, U.S. Government corporations and agencies, and mortgage-backed securities have little or no credit risk, other than being sensitive to changes in interest rates; and if held to maturity, these securities will mature at par. The Company amortizes premiums and accretes discounts over the life of the security.

Marketable equity securities, however, have a greater risk as they are subject to rapid market fluctuations. These securities are constantly monitored and evaluated to determine their suitability for sale or retention in the portfolio. Management minimizes its risk by limiting the total amount invested into marketable equity securities to 6% of the total investment portfolio. At June 30, 2001, the amount invested in marketable equity securities was 5.2% of the total investment portfolio distributed over various business sectors.


          INFORMATION WITH RESPECT TO NONACCRUAL AND PAST DUE LOANS AT JUNE 30, 2001 AND 2000 AND DECEMBER 31, 2000 AND 1999


                                                    At June 30,       At December 31,
--------------------------------------------------------------------------------------
(Dollars in Thousands)                             2001      2000      2000      1999
--------------------------------------------------------------------------------------

Nonaccrual Loans                                  $2,332    $2,932    $2,415    $1,777
Loans 90 days or more past due and still
 accruing                                             19        41       335       248
Real estate acquired by foreclosure
 or substantively repossessed                          0         0         0       353
Percentage of nonaccrual loans to total loans       0.93%     1.19%     0.94%     0.73%
Percentage of nonaccrual loans and real estate
 acquired by foreclosure or substantively
 repossessed to total assets                        0.58%     0.78%     0.64%     0.74%
Percentage of allowance for possible loan
 losses to nonaccrual loans                       219.55%   164.42%   197.76%   211.92%

The $2.3 Million in nonaccrual loans consists of $1.7 Million of real estate mortgages and $.6 Million attributed to commercial loans. Of the total nonaccrual loans outstanding, there are no loans restructured at June 30, 2001.

The Company's nonperforming assets which consist of nonaccrual loans, loans 90 days or more past due and still accruing, and real estate acquired by foreclosure or substantively repossessed, decreased by $0.4 Million to $2.4 Million at June 30, 2001 from $2.8 Million reported on December 31, 2000. Nonaccrual loans, which is the largest component of nonperforming assets, decreased by $0.1 Million compared to year end 2000. The decrease was a combination of loans totaling $1.5 Million that became nonaccrual during the past six months offset by $1.6 Million of payments on previously classified nonaccrual loans. Loans past due 90 days or more but still accruing decreased by $316,000 during this six month period.

The percentage of nonaccrual loans to total loans decreased from 0.94% reported at year end 2000 to 0.93% at June 30, 2001.

        INFORMATION WITH RESPECT TO NONACCRUAL AND RESTRUCTURED LOANS
          AT JUNE 30, 2001 AND 2000 AND DECEMBER 31, 2000 AND 1999


                                                     At June 30,      At December 31,
--------------------------------------------------------------------------------------
(Dollars in Thousands)                             2001      2000      2000      1999
--------------------------------------------------------------------------------------

Nonaccrual Loans                                  $2,332    $2,932    $2,415    $1,777
Interest income that would have been
 recorded under original terms                       122       117       228       146
Interest income recorded during the period            22        10        22        37

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

Included in the $2,332,121 of nonaccrual loans are $2,308,698 which the Company has determined to be impaired, for which there is a related allowance for credit losses of $316,790. Management is not aware of any other loans that pose a potential credit risk or where the loans are current but the borrowers are experiencing financial difficulty.

There were no other loans classified for regulatory purposes at June 30, 2001 that management reasonably expects will materially impact future operating results, liquidity or capital resources.

                  ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES


                                            Six Months         Years Ended
                                          Ended June 30,       December 31,
-----------------------------------------------------------------------------
(Dollars in Thousands)                    2001      2000      2000      1999
-----------------------------------------------------------------------------

Balance at January 1                     $4,776    $3,766    $3,766    $3,569
-----------------------------------------------------------------------------

Charge-offs:
  Commercial                                (30)      (87)     (194)     (221)
  Real estate - construction                  0         0         0         0
  Real estate - mortgage                      0        (3)      (23)      (23)
  Installment/consumer                      (14)      (52)     (138)     (158)
-----------------------------------------------------------------------------
                                            (44)     (142)     (355)     (402)
-----------------------------------------------------------------------------

Recoveries:
  Commercial                                  7        41        50        11
  Real estate - construction                  0         0         0         0
  Real estate - mortgage                      0        87        92        24
  Installment/consumer                        6        19        23        14
-----------------------------------------------------------------------------
                                             13       147       165        49
-----------------------------------------------------------------------------
Net (Charge-offs) Recoveries                (31)        5      (190)     (353)
-----------------------------------------------------------------------------
Additions charged to operations             375     1,050     1,200       550
-----------------------------------------------------------------------------
Balance at end of period                 $5,120    $4,821    $4,776    $3,766
=============================================================================

Ratio of net (charge-offs) recoveries
 to average loans outstanding            (0.012%)   0.002%    (0.08%)   (0.15%)

The Allowance for Loan Losses at June 30, 2001 was $5,120,144, compared to $4,776,360 at year end 2000. The Allowance for Loan Losses as a percentage of outstanding loans was 2.03% at June 30, 2001, and 1.86% at December 31, 2000.

The Bank provided $1,200,000 in 2000, $550,000 in 1999, and $375,000 as of
June 30, 2001 to the Allowance for Loan Losses. Loans charged off were $355,000 in 2000, $402,000 in 1999, and $44,000 as of June 30, 2001.
Recoveries on loans previously charged off were $165,000 in 2000, $49,000 in 1999, and $13,000 as of June 30, 2001. Management believes that the Allowance for Loan Losses of $5,120,144 is adequate to absorb any losses that are estimated to occur, due to the Bank's strong collateral position and the current asset quality.

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


                                     June 30, 2001              December 31, 2000           December 31, 1999
----------------------------------------------------------------------------------------------------------------
                                             Percent of                  Percent of                  Percent of
                                              Loans in                    Loans in                    Loans in
                                                Each                        Each                        Each
                                             Category to                 Category to                 Category to
                                 Amount      Total Loans     Amount      Total Loans     Amount      Total Loans
----------------------------------------------------------------------------------------------------------------
                                                             (Dollars in Thousands)

Domestic:
  Commercial(5)                 $1,462(1)       18.59%      $1,466(1)       19.66%      $1,356(1)       19.52%
  Real Estate - Construction        66           4.63           47           3.36           34           2.07
  Real Estate - Mortgage         3,305(2)       72.06        2,970(2)       71.91        1,924(2)       74.48
  Consumer(3)                      287(4)        4.72          293(4)        5.07          452(4)        3.93
-------------------------------------------------------------------------------------------------------------
                                $5,120         100.00%      $4,776         100.00%      $3,766         100.00%
=============================================================================================================

--------------------
<F1>  Includes amounts specifically reserved for impaired loans of $627,578 as of June 30, 2001, $281,248 as of December 31, 2000 and $234,205 as
      of December 31, 1999 as required by Financial Accounting Standard No. 114, Accounting for Impairment of Loans.
<F2>  Includes amounts specifically reserved for impaired loans of $587,572 as of June 30, 2001, $132,911 as of December 31, 2000 and $147,884 as
      of December 31, 1999 as required by Financial Accounting Standard No. 114, Accounting for Impairment of Loans.
<F3>  Includes consumer, obligations of states and political subdivisions and other.
<F4>  Includes amounts specifically reserved for impaired loans of $3,247 as of June 30, 2001, $10,398 as of December 31, 2000, and $39,241 as of
      December 31, 1999, as required by Financial Accounting Standard No. 114, Accounting for Impairment of Loans.
<F5>  Includes commercial, financial, agricultural and nonprofit loans.

The loan portfolio's largest segment of loans is commercial real estate loans, which represents 57% of gross loans. Residential real estate represents 15% of gross loans. The Company requires a loan to value ratio of 80% in both commercial and residential mortgages. These mortgages are secured by real properties, which have a readily ascertainable appraised value.

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

Commercial loans consist of loans predominantly collateralized by inventory, furniture and fixtures, and accounts receivable. In assessing the collateral for this type of loan, management applies a 40% liquidation value to inventories, 25% to furniture, fixtures and equipment; and 60% to accounts receivable. Commercial loans represent 18.6% of the loan portfolio.

Consumer loans are generally unsecured credits and represent 4.7% of the total loan portfolio. These loans have a higher degree of risk than residential mortgage loans. The underlying collateral of a secured consumer loan tends to depreciate in value. Consumer loans are typically made based on the borrower's ability to repay the loan through continued financial stability. The Company endeavors to minimize risk by reviewing the borrower's repayment history on past debts, and assessing the borrower's ability to meet existing obligations on the proposed loans.

The allocation of the Allowance for Loan Losses is based on management's judgement of potential losses in the respective portfolios. While management has allocated reserves to various portfolio segments, the Allowance is general in nature and is available for the portfolio in its entirety.


Results of Operations
---------------------

The Company's largest source of earnings is net interest and dividend income, which is the difference between interest income earned on loans and investments and interest expense paid on deposits and borrowed funds. Net interest and dividend income for the six months ending June 30, 2001 increased by $56,139 to $7,575,200 when compared to $7,519,061 recorded during the same period in 2000. Total interest and dividend income increased by $518,802. This was offset by an increase in interest expense of $462,663. The national economic slowdown continues to prompt aggressive action by the Federal Reserve Bank to reduce short-term interest rates in an attempt to avoid a recession and stimulate growth in our economy. This easing action has impacted our net interest margin as a result of loan and investment repricing at lower interest rates due to refinancing and prepayments.

The Provision for Loan Losses for the six months ending June 30, 2001 decreased by $675,000, from $1,050,000 reported as of June 30, 2000 to $375,000. As previously disclosed in our June 30, 2000 quarterly report, management felt it prudent to change the methodology used in calculating the adequate level of reserves to absorb any risk inherent in the Bank's loan portfolio. This action resulted in an additional $750,000 Provision for Loan Losses recorded as of June 30, 2000.

Total Other Income increased by $9,156 for the first six months in 2001 when compared to the same period in 2000. Service charges on deposit accounts increased by $4,571. There were no sales of securities during the first six months of 2001. The Bank realized losses on sales of securities of $4,757 during the first six months of 2000.

The line item Other Income decreased by $172 when compared to the first six months of 2000. There was an increase of $57,961 in the cash surrender value of life insurance policies associated with the Directors and Executive life insurance programs. In 2000, the Bank recorded $59,000 in miscellaneous income as a reversal of prior years expense accrual that did not materialize. There were no such reversals during the first six months of 2001.

The category Other Expense increased by $677,568 to $5,755,306 during the first six months ending June 30, 2001 compared to $5,077,738 reported for the same period in 2000. Salaries and employee benefits increased by $515,819 due to general wage adjustments occurring at year end 2000 in addition to staff increases in the lending, marketing, and new customer investment areas of the Bank. Occupancy and equipment expenses combined increased by $43,639. The Bank had no gains on sales of real estate acquired through foreclosure in 2001, compared to gains of $49,758 realized during the same period in the previous year.

The following table sets forth the components of the line item Other Expense. This table reflects an increase of $81,715 to $772,316 from $690,601 for the three month period ending June 30, 2001 and an increase of $68,352 to $1,454,130 from $1,385,778 for the six month period ending June 30, 2001 when compared to June 30, 2000.


                                            Three Months                   Six Months
----------------------------------------------------------------------------------------------
(Dollars in Thousands)                2001    2000    Variance     2001      2000     Variance
----------------------------------------------------------------------------------------------

Amortization of Goodwill              $ 57    $ 57        0       $  113    $  113        0
Advertising & Public Relations         120     140      (20)         221       228       (7)
Stationery & Supplies                   63      77      (14)         126       159      (33)
Communications                          83      77        6          166       159        7
Professional Fees & Other Services     233     157       76          438       338      100
Other Real Estate Owned                  0       0        0            0        38      (38)
Committee Fees                          47      48       (1)          88        90       (2)
Other Miscellaneous Expenses           169     134       35          302       261       41
-------------------------------------------------------------------------------------------
Other Expense                         $772    $690     $ 82       $1,454    $1,386     $ 68
===========================================================================================

Advertising and Public Relations expense decreased by $6,804 for six months ending June 30, 2001 when compared to 2000. Stationery and Supplies also decreased by $32,969. Communication expense increased slightly by $7,015. Professional Fees and Other Services increased by $99,666 during the six month period ending June 30, 2001 when compared to the same period in 2000. This increase is due to an increase in collection and repossession expense of $22,000, state assessment increase of $25,817, computer services of $14,578 and outside fees of $19,489 which include general appraisals of properties securing loans. Other Real Estate Owned expense decreased by $38,000. As of June 30, 2000, all OREO properties had been sold. Other Miscellaneous Expenses increased by $41,284 primarily attributed to a $48,302 increase in the FDIC assessment.

Income before income taxes, totaled $2,260,937 at June 30, 2001, up by $62,727 when compared to $2,198,210 reported on June 30, 2000. Applicable taxes decreased by $1,373 to $676,994 when compared to $678,367 reported in the prior year.

Net income of $1,583,943 reflects an increase of 4.2% when compared to earnings of $1,519,843 reported at June 30, 2000. Diluted earnings per share were $0.42 for six months ending June 30, 2001 compared to $0.41 for the same period in 2000.

The results of operation for the second quarter in 2001 indicates that the net interest and dividend income decreased by $121,241 to $3,677,728 from $3,798,969 earned during the same period in the previous year. Total Other
Income increased by $24,893.   The line item Other Income increased by
$26,248 due to recognition of increased cash surrender values in life insurance associated with the Director and Executive life insurance programs, and income related to the debit card program introduced by the Bank in late 2000, offset by a decrease in miscellaneous income.

The line item Other Expense increased by $81,715. Salaries and benefits increased by $231,180 related to staff additions, salary adjustments, and general wage increases due to performance evaluations. Occupancy and equipment expense combined increased by $12,960.
Variances in Advertising and Public Relations of $20,438 were attributed to direct residential flyer mailing advertising in the Greater New Bedford market area during the second quarter of 2000. No mailing was done in 2001. There was a decrease of $14,272 in stationery and supplies expense. Communications also decreased slightly by $6,049. Professional fees increased by $76,129 due to an increase in collection and repossession cost, the state assessment and computer services. Other Miscellaneous Expense increased by $35,147, primarily due to an increase in the FDIC assessment of $24,597.

Income before taxes for the second quarter in 2001 increased by $290,297 to $1,002,092 from $711,795 reported for the same period in the prior year. Applicable taxes also increased by $87,562 to $287,514 when compared to $199,952 reported in the second quarter in 2000.

The net income for the three month period ending June 30, 2001 was $714,578, or an increase of 39.6%, when compared to $511,843 earned in the second quarter in 2000. Diluted earnings per share were $0.19 compared to $0.14 per share for the same period in 2000.

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

The Company also has the ability to borrow funds from correspondent banks, the Federal Home Loan Bank, as well as the Federal Reserve Bank of Boston by pledging various investment securities as collateral. During the second quarter in 2000 and 2001, the Bank was not required to borrow short-term funds to meet current liquidity needs. Tax payments made by our customers which are owed to the Federal Reserve Bank Treasury Tax and Loan account are classified as short-term borrowings. As of June 30, 2001, there is also $15,719,510 in advances from the Federal Home Loan Bank representing $9,719,510 in the match funding program that is available to qualified borrowers and $6,000,000 in leverage borrowings.

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

At June 30, 2001, the Bank's liquidity ratio stood at 36.2% as compared to 32.0% at December 31, 2000. The liquidity ratio is determined by dividing the Bank's short-term assets (cash and due from banks, interest bearing deposits due from other banks, securities, and federal funds sold) by the Bank's total deposits. Management believes the Bank's liquidity to be adequate to meet the current and presently foreseeable needs of the Bank.

The comparison of cash flows for six months ending June 30, 2001 and 2000 shows a slight increase in net cash provided by operating activities of $0.3 Million. There was an increase in net interest and dividend income of $0.7 Million offset by an increase in cash paid to suppliers of $0.2 Million and an increase in taxes paid of $0.2 Million.

Cash flows from investing activities show a net decrease in cash used in investing activities of $16.6 Million when compared to 2000. Purchases of securities increased by $21.6 Million offset by a net increase in maturities and sales of $25.5 Million for a net decrease of $3.9 Million in cash used in investing activities. There was a decrease in cash used in loan activity of $8.8 Million, a decrease in life insurance policies purchased of $4.7 Million, offset by a decrease in sales of other real estate owned of $0.4 Million and an increase in capital expenditures of $0.2 Million.

Cash flows provided by financing activities decreased by $5.2 Million when compared to the first six months of 2000. There was a net decrease in cash provided by demand deposits, NOW, money market and savings accounts of $5.6 Million, a decrease in Federal Home Loan Bank borrowings of $1.9 Million offset by an increase in time deposits of $2.7 Million.

Capital
-------

As of June 30, 2001, the Company had total capital of $37,368,602. This represents an increase of $1,649,229 from $35,674,373 reported on December 31, 2000. The increase in capital was a combination of several factors. Additions consisted of six months earnings of $1,583,943, transactions originating through the Dividend Reinvestment Program whereby 5,477.974 shares were issued for cash contributions of $50,998 and 31,843.820 shares were issued for $298,775 in lieu of cash dividend payments. These additions were offset by dividends paid of $649,140.

Also, affecting capital is accumulated other comprehensive income (loss) which reflects net unrealized gains or losses, net of taxes, on securities classified as Available for Sale and the minimum pension liability adjustment. On December 31, 2000 the Available for Sale portfolio had unrealized losses, net of taxes, of $596,543, and on June 30, 2001, as a result of current market values, the portfolio reflects unrealized losses, net of taxes, of $186,890. There was no change in the minimum pension liability adjustment of $24,143, net of taxes, recorded December 31, 2000.

Under the requirements for Risk Based and Leverage Capital of the federal banking agencies, a minimum level of capital will vary among banks based on safety and soundness of operations. Risk Based Capital ratios are calculated with reference to risk-weighted assets, which include both on and off balance sheet exposure.

At June 30, 2001 the actual Risk Based Capital of the Bank was $30,519,000 for Tier 1 Capital, exceeding the minimum requirements of $10,843,680 by $19,675,320. Total Capital of $33,929,000 exceeded the minimum requirements of $21,687,360 by $12,241,640 and Leverage Capital of $30,519,000 exceeded
the minimum requirements of $15,567,200 by $14,951,800.   In addition to the
"minimum" capital requirements, "well capitalized" standards have also been established by the Federal Banking Regulators.

The table below illustrates the capital ratios of the Company and the Bank on June 30, 2001 and at December 31, 2000.


                                                Well         June 30, 2001      December 31, 2000
                                            Capitalized    --------------------------------------
                                            Requirement    Bancorp    Bank      Bancorp     Bank
-------------------------------------------------------------------------------------------------

Total Capital (to Risk Weighted Assets)         10%        14.20%     12.52%    13.24%     11.76%

Tier I Capital (to Risk Weighted Assets)         6%        12.95%     11.26%    11.98%     10.50%

Leverage Capital (to Average Assets)             5%         8.98%      7.84%     8.74%      7.69%

Under the informal agreement entered into with the Massachusetts Commissioner of Banks and the Federal Deposit Insurance Corporation, effective December 1, 2000, the Bank is required to maintain a seven (7) percent Tier I Leverage Capital ratio and a nine (9) percent Tier I Risk Based Capital ratio. As of June 30, 2001, these ratios were 7.84% and 11.26%, respectively.

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


                              Estimated Exposure as a
        Rate Change      Percentage of Net Interest Income
       (Basis Points)              June 30, 2001
----------------------------------------------------------

            +200                       1.50%
            -200                      (6.42%)

The model used to monitor earnings-at-risk provides management a measurement tool to assess the effect of changes in interest rates on the Company's current and future earnings. The 10% limit established by the Company provides an internal tolerance level to control interest rate risk exposure.


                                   Part II
                              Other Information

ITEM 4

The Annual Meeting of the Company's stockholders was held on April 9, 2001 with the following matters being voted upon and with the indicated results.


Proposal One - Election of Class Three Directors
------------------------------------------------

The following five individuals were re-elected to serve as directors of the Company until the 2004 Annual Meeting of stockholders, and until their successors are elected and qualified.


                             VOTES
-------------------------------------------------
Nominee                         For       Against
-------------------------------------------------

James D. Carey               2,859,874    24,250
William Q. MacLean Jr.       2,805,403    78,721
Francis A. Macomber          2,855,299    28,825
Majed Mouded MD              2,859,869    24,255
David F. Westgate            2,841,190    42,934

Proposal Two - Election of Clerk/Secretary
------------------------------------------

The following individual was reelected by the stockholders to serve as Clerk/Secretary until the next annual meeting of the stockholders, and until his successor is elected and qualified.


                             VOTES
-------------------------------------------------
Nominee                         For       Against
-------------------------------------------------

Attorney Peter G. Collias    2,790,927    93,197

The following additional directors continued their terms in office after the meeting.

Thomas B. Almy               Donald T. Corrigan
Peter G. Collias             Lawrence J. Oliveira DDS
Melvyn A. Holland            Peter Paskowski
Shaun O'Hearn Sr.            Kenneth R. Rezendes
William J. Sullivan          Charles Veloza


ITEM 6


Exhibits and Reports on Form 8-K

      (a)      Exhibits:  See exhibit index
      (b)  Reports on Form 8-K:  None



    EXHIBIT INDEX


Exhibit No.   Description                                                            Page
-----------   -----------                                                            ----



   3.1        Articles of Incorporation of Slade's Ferry Bancorp as amended           (1)

   3.2        By-laws of Slade's Ferry Bancorp as amended                             (2)

  10.1        Slade's Ferry (formerly Weetamoe) Bancorp 1996 Stock Option Plan        (3)
              (as amended)

  10.2        Noncompetition Agreement between Slade's Ferry Trust Company and        (4)
              Edward S. Machado (A substantially identical contract exists with Peter Paskowski)


  10.3        Supplemental Executive Retirement Agreement between Slade's Ferry       (5)
              (formerly Weetamoe) Bancorp and Donald T. Corrigan

  10.4        Supplemental Executive Retirement Agreement between Slade's Ferry       (2)
              (formerly Weetamoe) Bancorp and James D. Carey

  10.5        Supplemental Executive Retirement Agreement between Slade's Ferry       (2)
              (formerly Weetamoe) Bancorp and Manuel J. Tavares

  10.6        Swansea Mall Lease                                                      (4)

  10.7        Form of Director Supplemental Retirement Program Director Agreement,    (6)
              Exhibit I thereto (Slade's Ferry Trust Company Director Supplemental
              Retirement Program Plan) and Endorsement Method Split Dollar Plan
              Agreement thereunder for Thomas B. Almy.  (Similar forms of agreement entered into between Slade's Ferry Trust Company and the other directors)

  10.8        Form of Directors' Paid-up Insurance Policy for Thomas B. Almy (part    (7)
              of the Director Supplemental Retirement Program).  (Similar forms of policy entered into by Company for other directors).

  10.9        Form of Officers' Paid-up Endorsement Method Split Dollar Plan          (8)
              Agreement and Insurance Policies for Janice Partridge (Similar
              forms of policies entered into by Company for its President and other Vice Presidents)

<F1>  Incorporated by reference to the Registrant's Registration Statement on
      Form SB-2 filed with the Commission on April 14, 1997.
<F2>  Incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1996
<F3>  Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 1999.
<F4>  Incorporated by reference to the Registrant's Registration Statement on
      Form S-4 File No. 33-32131.
<F5>  Incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1994.
<F6>  Incorporated by reference to the Registrant's Form 10-Q for the quarter ended March 31, 1999.
<F7>  Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended June 30, 1998.
<F8>  Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 2000.


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

                                       SLADE'S FERRY BANCORP
                                       -------------------------------------
                                       (Registrant)


August 9, 2001                         /s/ Kenneth R. Rezendes
                                       -------------------------------------
(Date)                                 (Signature)       Kenneth R. Rezendes
                                  President/Chief Executive Officer/Director


August 9, 2001                         /s/ James D. Carey
                                       -------------------------------------
(Date)                                 (Signature)            James D. Carey
                                           Executive Vice President/Director


August 9, 2001                         /s/ Edward Bernardo Jr.
                                       -------------------------------------
(Date)                                 (Signature)       Edward Bernardo Jr.
                                                    Vice President/Treasurer
                            Chief Financial Officer/Chief Accounting Officer