Form 10-Q
period 2001-09-30
SLADES FERRY BANCORP
filed 2001-11-14
CIK 857499

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended September 30, 2001
                  ------------------

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

Common stock ($.01 par value) 3,842,997.389 shares as of September 30, 2001.
----------------------------------------------------------------------------

                                   PART I

ITEM 1

Financial Statements
--------------------

                            SLADE'S FERRY BANCORP
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  September 30, 2001     December 31, 2000
                                                  ------------------     -----------------
                                                     (Unaudited)

ASSETS:
  Cash and due from banks                            $ 14,219,444          $ 15,947,182
  Money market mutual funds                                88,142               113,527
  Federal funds sold                                   23,500,000            12,000,000
                                                     ----------------------------------
  Cash and Cash Equivalents                            37,807,586            28,060,709
  Investment securities(1)                             16,769,663            19,102,496
  Securities available for sale(2)                     76,516,471            67,993,096
  Federal Home Loan Bank stock                          1,013,400             1,013,400
  Loans (net)                                         246,273,747           250,848,831
  Premises and equipment                                6,452,684             6,765,689
  Accrued interest receivable                           2,257,420             2,351,926
  Goodwill                                              2,230,068             2,400,168
  Cash surrender value of life insurance                7,602,044             6,830,918
  Other assets                                          3,163,451             3,252,123
                                                     ----------------------------------
      TOTAL ASSETS                                   $400,086,534          $388,619,356
                                                     ==================================

LIABILITIES & STOCKHOLDERS' EQUITY:
  Deposits                                           $341,612,942          $337,000,901
  Advances from Federal Home Loan Bank                 17,040,487            12,725,908
  Other borrowed funds                                  1,212,009             1,200,000
  Other liabilities                                     1,921,470             1,965,174
                                                     ----------------------------------
      TOTAL LIABILITIES                               361,786,908           352,891,983
                                                     ----------------------------------

Preferred stockholders' equity in a
 Subsidiary company                                        53,000                53,000
                                                     ----------------------------------

STOCKHOLDERS' EQUITY:
  Common stock                                             38,430                37,895
  Paid in capital                                      26,413,689            25,885,220
  Retained earnings                                    11,792,859            10,371,944
  Accumulated other comprehensive gain (loss)               1,648              (620,686)
                                                     ----------------------------------
      TOTAL STOCKHOLDERS' EQUITY                       38,246,626            35,674,373
                                                     ----------------------------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY             $400,086,534          $388,619,356
                                                     ==================================

--------------------
<F1>  Investment securities are to be held to maturity and have a fair market value of $17,201,449 as of September 30, 2001 and $19,088,080 as of December 31, 2000.
<F2>  Securities classified as Available for Sale are stated at fair value with any unrealized gains or losses reflected as an adjustment in Stockholders' Equity, net of tax.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                CONSOLIDATED STATEMENTS OF INCOME AND EXPENSE
                                 (UNAUDITED)
                        9 MONTHS ENDING SEPTEMBER 30,

                                                  2001            2000
                                                  ----            ----

INTEREST AND DIVIDEND INCOME:
  Interest and fees on loans                   $16,582,559     $16,540,347
  Interest and dividends on investments          3,720,304       3,844,402
  Other interest                                   704,011         342,774
                                               ---------------------------
      Total interest and dividend income        21,006,874      20,727,523
                                               ---------------------------

INTEREST EXPENSE:
  Interest on deposits                           8,955,587       8,724,284
  Interest on other borrowed funds                 704,435         569,263
                                               ---------------------------
      Total interest expense                     9,660,022       9,293,547
                                               ---------------------------

      Net interest and dividend income          11,346,852      11,433,976

PROVISION FOR LOAN LOSSES                          562,500       1,050,000
                                               ---------------------------
  Net interest and dividend income
   after provision for loan losses              10,784,352      10,383,976
                                               ---------------------------

OTHER INCOME:
  Service charges on deposit accounts              610,244         608,523
  Security gains (net)                               7,700             637
  Other income                                     717,193         589,194
                                               ---------------------------
      Total other income                         1,335,137       1,198,354
                                               ---------------------------

OTHER EXPENSE:
  Salaries and employee benefits                 5,407,271       4,545,954
  Occupancy expense                                669,883         640,601
  Equipment expense                                428,153         420,158
  Gain on sales of other real estate owned               0         (49,758)
  Other expense                                  2,138,954       2,096,968
                                               ---------------------------
      Total other expense                        8,644,261       7,653,923
                                               ---------------------------
Income before income taxes                       3,475,228       3,928,407
Income taxes                                     1,059,303       1,221,498
                                               ---------------------------
NET INCOME                                     $ 2,415,925     $ 2,706,909
                                               ===========================

Basic earnings per share                       $      0.63     $      0.72
                                               ===========================

Diluted earnings per share                     $      0.63     $      0.72
                                               ===========================

Basic average shares outstanding                 3,822,070       3,734,132
                                               ===========================

Diluted average shares outstanding               3,830,348       3,737,384
                                               ===========================

Dividends per share                            $      0.25     $      0.24
                                               ===========================
Comprehensive Income(1)                        $ 3,038,259     $ 2,833,187
                                               ===========================

--------------------
<F1>  Calculated using the change in accumulated other comprehensive income
      (loss) for the period and net income for the period.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                CONSOLIDATED STATEMENTS OF INCOME AND EXPENSE
                                 (UNAUDITED)
                        3 MONTHS ENDING SEPTEMBER 30,

                                                2001           2000
                                                ----           ----

INTEREST AND DIVIDEND INCOME:
  Interest and fees on loans                 $5,366,721     $5,753,721
  Interest and dividends on investments       1,258,641      1,277,669
  Other interest                                229,923         63,346
                                             -------------------------
      Total interest and dividend income      6,855,285      7,094,736
                                             -------------------------

INTEREST EXPENSE:
  Interest on deposits                        2,808,967      2,984,307
  Interest on other borrowed funds              274,666        195,514
                                             -------------------------
      Total interest expense                  3,083,633      3,179,821
                                             -------------------------
      Net interest and dividend income        3,771,652      3,914,915

PROVISION FOR LOAN LOSSES                       187,500              0
                                             -------------------------
  Net interest an dividend income
   after provision for loan losses            3,584,152      3,914,915
                                             -------------------------

OTHER INCOME:
  Service charges on deposit accounts           195,901        198,751
  Security gains (net)                            7,700          5,394
  Other income                                  315,493        187,322
                                             -------------------------
      Total other income                        519,094        391,467
                                             -------------------------

OTHER EXPENSE:
  Salaries and employee benefits              1,863,150      1,517,652
  Occupancy expense                             202,861        205,106
  Equipment expense                             138,120        142,237
  Other expense                                 684,824        711,190
                                             -------------------------
      Total other expense                     2,888,955      2,576,185
                                             -------------------------

Income before income taxes                    1,214,291      1,730,197
Income taxes                                    382,309        543,131
                                             -------------------------

NET INCOME                                   $  831,982     $1,187,066
                                             =========================

Basic earnings per share                     $     0.22     $     0.32
                                             =========================

Diluted earnings per share                   $     0.22     $     0.32
                                             =========================

Basic average shares outstanding              3,839,318      3,752,795
                                             =========================

Diluted average shares outstanding            3,863,037      3,755,836
                                             =========================

Dividends per share                          $     0.09     $     0.08
                                             =========================

Comprehensive Income(1)                      $1,044,663     $1,506,188
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

                    SLADE'S FERRY BANCORP AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                       Nine Months Ended September 30,
                       -------------------------------
                                 (Unaudited)

                                                               2001             2000
                                                               ----             ----

Reconciliation of net income to net cash provided by operating activities:

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $  2,415,925     $  2,706,909

Adjustments to reconcile net income to net
 cash provided by operating activities:
  Accretion, net of amortization of fair
   market value adjustments                                      (8,550)          (8,550)
  Amortization of goodwill                                      170,100          170,100
  Depreciation and amortization                                 524,041          522,279
  Security gains, net                                            (7,700)            (637)
  Provision for loan losses                                     562,500        1,050,000
  Decrease in taxes payable                                    (450,953)        (154,108)
  (Increase) decrease in interest receivable                     94,506         (550,302)
  Increase (decrease) in interest payable                       (31,304)          13,584
  Increase (decrease) in accrued expenses                       112,273         (322,356)
  Increase in prepaid expenses                                  (97,894)         (52,799)
  Accretion, net of amortization of securities                    2,776          (30,723)
  Amortization of securities available for sale,
   net of accretion                                              97,059           27,689
  Loss (gain) on sale of other real estate owned                      0          (49,758)
  Gain on sale of fixed assets                                 (105,000)               0
  Change in unearned income                                    (130,192)         (78,032)
  Increase in other assets                                     (288,336)        (272,314)
  Increase in other liabilities                                  14,739           52,353
                                                           -----------------------------
      Net cash provided by operating activities               2,873,990        3,023,335
                                                           -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of securities available for sale                (47,234,138)      (8,945,231)
  Investment in life insurance policy                          (515,500)      (4,918,838)
  Maturities of securities available for sale                39,210,554        3,230,040
  Proceeds from sales of securities available for sale          519,997        2,133,080
  Proceeds from sales of other real estate owned                      0          143,853
  Proceeds from sales of fixed assets                           200,000                0
  Proceeds from maturities of investment securities           4,968,192        5,535,235
  Purchases of investment securities                         (2,638,133)      (5,317,668)
  Net decrease (increase) in loans                            4,105,873      (12,813,371)
  Capital expenditures                                         (306,036)        (320,366)
  Recoveries of previously charged-off loans                     45,452          156,180
                                                           -----------------------------
      Net cash used in investing activities                  (1,643,739)     (21,117,086)
                                                           -----------------------------

                    SLADE'S FERRY BANCORP AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                       Nine Months Ended September 30,
                       -------------------------------
                                 (Unaudited)
                                 (Continued)

                                                                 2001            2000
                                                                 ----            ----

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                          529,003         597,819
  Net increase in demand deposits, NOW, money market
   and savings accounts                                         3,210,785       9,166,219
  Net increase (decrease) in time deposits                      1,401,256      (3,080,502)

  Net increase (decrease) in other borrowed funds                  12,009         (40,918)

  Dividends paid                                                 (951,006)       (899,375)

  Advances from Federal Home Loan Bank, net                     4,314,579       4,903,146
                                                              ---------------------------

  Net cash provided by financing activities                     8,516,626      10,646,389
                                                              ---------------------------

  Net increase (decrease) in cash and cash equivalents          9,746,877      (7,447,362)

  Cash and cash equivalents at beginning of period             28,060,709      21,108,966
                                                              ---------------------------

  Cash and cash equivalents at end of period                  $37,807,586     $13,661,604
                                                              ===========================


SUPPLEMENTAL DISCLOSURES:
  Loans originating from sales of Other Real Estate Owned     $         0     $   259,000
  Interest paid                                               $ 9,691,326     $ 9,279,963
  Income taxes paid                                           $ 1,510,256     $ 1,375,606

    SLADE'S FERRY BANCORP AND SUBSIDIARY, NOTES TO CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS (UNAUDITED)

                             September 30, 2001

Note A - Basis of Presentation
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of the management of Slade's Ferry Bancorp ("the Company"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

FASB has issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Asset and Extinguishments of Liabilities," and rescinds SFAS Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125". SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement provides consistent standards for distinguishing transfers of financial assets that are sale from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001; however, the disclosure provisions are effective for fiscal years ending after December 15, 2000.

The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

Statement of Financial Accounting Standards No. 141 improves the consistency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under a single method - the purchase method. Use of the pooling-of-interests method is no longer permitted. Statement No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. The adoption of this Statement did not have a material impact on the consolidated financial statements.

Statement of Financial Accounting Standards No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which for the Company, will be January 1, 2002. Beginning on that date, the Company's amortization of goodwill, which has been at the annual rate of $226,800, will be discontinued. Instead, the company will be required to evaluate goodwill for impairment under SFAS No. 142. Any such impairment will be reflected in the Company's financial statements for 2001.

ITEM 2

Management's Discussion and Analysis
------------------------------------

Financial Condition
-------------------

Assets as of September 30, 2001 increased by $11.5 Million to $400.1 Million from $388.6 Million reported as of year end 2000. During the nine months ending September 30, 2001, Net Loans decreased by $4.6 Million due to refinancing, prepayments and a general slow down in loan demand due to the uncertainty of the economic environment. Total Investments increased by $6.2 Million and Federal Funds Sold increased substantially by $11.5 Million. The funding sources for the increase in Federal Funds Sold and investments was provided by growth in deposits of $4.6 Million, borrowings from the Federal Home Loan Bank of $4.3 Million and amortization and prepayments derived from the loan and investment portfolios.

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

Investment Securities are securities that the Company will hold to maturity and are carried at amortized cost on the balance sheet, and are summarized as follows as of September 30, 2001:

                                                              Gross             Gross
                                         Net Carrying     Unrecognized       Unrecognized
(Dollars in Thousands)                      Amount        Holding Gains     Holding Losses     Fair Value

Debt securities issued by the U. S.
 Treasury and other U. S. Government
 corporations and Agencies                 $ 4,249            $ 59               $ 0            $ 4,308
Debt securities issued by states of
 the United States and political
 subdivisions of the states                 12,513             373                 0             12,886
Mortgage-backed securities                       6               0                 0                  6
Other debt securities                            1               0                 0                  1
                                           ------------------------------------------------------------
                                           $16,769            $432               $ 0            $17,201
                                           ============================================================

Securities in the Available for Sale category are securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. These securities may be sold in response to interest rate changes, liquidity needs or other factors. Any unrealized gains or losses, net of taxes, are reflected in Stockholders' Equity as a separate component.

Investments in Available for Sale securities are carried at fair value on the balance sheet and are summarized as follows as of September 30, 2001:

                                                           Gains in          Losses in
                                                          Accumulated       Accumulated
                                                             Other             Other
                                          Amortized      Comprehensive     Comprehensive
(Dollars in Thousands)                    Cost Basis        Income            Income         Fair Value
----------------------                    ----------     -------------     -------------     ----------

Debt securities issued by the U. S.
 Treasury and other U. S.
 Government corporations and Agencies      $33,505          $  717            $   10          $34,212
Corporate Bonds                              2,746              87                 0            2,833
Marketable Equities                          4,619             178             1,371            3,426
Mortgage-backed securities                  35,508             544                 7           36,045
                                           ----------------------------------------------------------
                                           $76,378          $1,526            $1,388          $76,516
                                           ==========================================================


Increase to Stockholders' Equity as of September 30, 2001:
(In Whole Dollars)
  Unrealized Net Gain on Available for Sale Securities         $138,865
  Less tax effect                                               113,074
                                                               --------
  Net Unrealized Gain on Available for Sale Securities         $ 25,791
                                                               ========

The Available For Sale category at September 30, 2001 had net unrealized gains, net of taxes of $25,791, of which $800,206 are net unrealized gains (net of tax) attributed to securities of U.S. Treasury, other U.S. Government corporations and agencies, corporate bonds, and mortgage-backed securities, and $774,415 are net unrealized losses (net of tax) attributable to market equity securities.

Securities of the U.S. Treasury, U.S. Government corporations and agencies, and mortgage-backed securities have little or no credit risk, other than being sensitive to changes in interest rates; and if held to maturity, these securities will mature at par. The Company amortizes premiums and accretes discounts over the life of the security.

Marketable equity securities, however, have a greater risk as they are subject to rapid market fluctuations. These securities are constantly monitored and evaluated to determine their suitability for sale or retention in the portfolio. Management minimizes its risk by limiting the total amount invested into marketable equity securities to 6% of the total investment portfolio. At September 30, 2001, the amount invested in marketable equity securities was 5.0% of the total investment portfolio distributed over various business sectors.

          INFORMATION WITH RESPECT TO NONACCRUAL AND PAST DUE LOANS AT SEPTEMBER 30, 2001 AND 2000 AND DECEMBER 31, 2000 AND 1999

                                                    At September 30,         At December 31,
---------------------------------------------------------------------------------------------
(Dollars in Thousands)                              2001        2000        2000        1999
---------------------------------------------------------------------------------------------

Nonaccrual Loans                                   $1,086      $2,653      $2,415      $1,777
Loans 90 days or more past due and still
 accruing                                              14       3,392         335         248
Real estate acquired by foreclosure
 or substantively repossessed                           0           0           0         353
Percentage of nonaccrual loans to total loans        0.43%       1.04%       0.94%       0.73%
Percentage of nonaccrual loans and real estate
 acquired by foreclosure or substantively
 repossessed to total assets                         0.27%       0.71%       0.64%       0.74%
Percentage of allowance for loan
 losses to nonaccrual loans                        489.69%      176.50%    197.76%     211.92%

The $1.1 Million in nonaccrual loans consists of $0.9 Million of real estate mortgages and $0.2 Million attributed to commercial loans. Of the total nonaccrual loans outstanding, there are no loans restructured as of September 30, 2001.

The Company's nonperforming assets which consist of nonaccrual loans, loans 90 days or more past due and still accruing, and real estate acquired by foreclosure or substantively repossessed decreased by $1.7 Million to $1.1 Million at September 30, 2001 from $2.8 Million reported on December 31, 2000. Nonaccrual loans, which is the largest component of nonperforming assets, decreased by $1.3 Million compared to year end 2000. The decrease was a combination of loans totaling $1.6 Million that became nonaccrual during the last nine months offset by $2.9 Million of payments on previously classified nonaccrual loans. Loans past due 90 days or more but still accruing decreased by $321,000 during this nine month period.

The percentage of nonaccrual loans to total loans increased from 0.94% reported at year end 2000 to 0.43% at September 30, 2001.

                INFORMATION WITH RESPECT TO NONACCRUAL LOANS
        AT SEPTEMBER 30, 2001 AND 2000 AND DECEMBER 31, 2000 AND 1999

                                                  At September 30,       At December 31,
-----------------------------------------------------------------------------------------
(Dollars in Thousands)                             2001       2000       2000       1999
-----------------------------------------------------------------------------------------

Nonaccrual Loans                                  $1,086     $2,653     $2,415     $1,777
Interest income that would have been recorded
 under original terms                                222        173        228        146
Interest income recorded during the period            26         12         22         37

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

Included in the $1,085,974 in nonaccrual loans are $1,063,488 which the Company has determined to be impaired, for which there is a related allowance for credit losses of $125,187. Management is not aware of any other loans that pose a potential credit risk or where the loans are current but the borrowers are experiencing financial difficulty.

There were no other loans classified for regulatory purposes at September 30, 2001 that management reasonably expects will materially impact future operating results, liquidity or capital resources.

                  ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                              Nine Months            Years Ended
                                          Ended September 30,        December 31,
------------------------------------------------------------------------------------
(Dollars in Thousands)                     2001        2000        2000        1999
------------------------------------------------------------------------------------

Balance at January 1                      $4,776      $3,766      $3,766      $3,569
------------------------------------------------------------------------------------
Charge-offs:
  Commercial                                 (44)       (134)       (194)       (221)
  Real estate - construction                   0          (0)          0          (0)
  Real estate - mortgage                       0         (23)        (23)        (23)
  Installment/consumer                       (22)       (134)       (138)       (158)
------------------------------------------------------------------------------------
                                             (66)       (291)       (355)       (402)
------------------------------------------------------------------------------------

Recoveries:
  Commercial                                  10          47          50          11
  Real estate - construction                   0           0           0           0
  Real estate - mortgage                      26          87          92          24
  Installment/consumer                         9          23          23          14
------------------------------------------------------------------------------------
                                              45         157         165          49
------------------------------------------------------------------------------------
Net (Charge-offs) Recoveries                 (21)       (134)       (190)       (353)
------------------------------------------------------------------------------------
Additions charged to operations              563       1,050       1,200         550
------------------------------------------------------------------------------------
Balance at end of period                  $5,318      $4,682      $4,776      $3,766
====================================================================================

Ratio of net (charge-offs) Recoveries
 to average loans outstanding             (0.008%)    (0.054%)     (0.08%)     (0.15%)

The Allowance for Loan Losses at September 30, 2001 was $5,318,200, compared to $4,776,360 at year end 2000. The Allowance for Loan Loses as a percentage of outstanding loans was 2.13% at September 30, 2001 and 1.90% at December 31, 2000.

The Bank provided $1,200,000 in December 31, 2000, $550,000 in December 31,1999, and $562,500 as of September 30, 2001 to the Allowance for Loan Losses. Loans charged off were $355,000 in December 31, 2000, $402,000 in December 31, 1999, and $66,000 as of September 30, 2001. Recoveries on loans previously charged off were $165,000 in December 31, 2000, $49,000 in December 31, 1999, and $45,000 as of September 30, 2001. Management believes that the Allowance for Loan Losses of $5,318,200 is adequate to absorb any losses that are estimated to occur, due to the Bank's strong collateral position and the current asset quality.

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

                                     September 30, 2001            December 31, 2000             December 31, 1999
                                 --------------------------------------------------------------------------------------
                                               Percent of                    Percent of                    Percent of
                                                Loans in                      Loans in                      Loans in
                                                  Each                          Each                          Each
                                               Category to                   Category to                   Category to
                                  Amount       Total Loans      Amount       Total Loans      Amount       Total Loans
                                                                (Dollars in Thousands)
                                 --------------------------------------------------------------------------------------

Domestic(5)
  Commercial                     $1,757(1)        18.66%       $1,466(1)        19.66%       $1,356(1)        19.52%
  Real estate - Construction         44            3.43            47            3.36            34            2.07
  Real estate - mortgage          3,186(2)        73.28         2,970(2)        71.91         1,924(2)        74.48
  Consumer(3)                       331(4)         4.63           293(4)         5.07           452(4)         3.93
                                 --------------------------------------------------------------------------------------
                                 $5,318          100.00%       $4,776          100.00%       $3,766          100.00%
                                 ======================================================================================

--------------------
<F1>  Includes amounts specifically reserved for impaired loans of $730,773 as of September 30, 2001, $286,248 as of December 31, 2000 and $234,205 as of December 31, 1999 as required by Financial Accounting Standard No. 114, Accounting for Impairment of Loans.
<F2>  Includes amounts specifically reserved for impaired loans of $448,819 as of September 30, 2001, $132,911 as of December 31, 2000 and $147,884 as of December 31, 1999 as required by Financial Accounting Standard No. 114, Accounting for Impairment of Loans.
<F3>  Includes consumer, obligations of states and political subdivisions and other.
<F4>  Includes amounts specifically reserved for impaired loans of $1,358 as of September 30, 2001, $10,398 as of December 31, 2000, and $39,241 as of December 31, 1999, as required by Financial Accounting Standard No. 114, Accounting for Impairment of Loans.
<F5>  Includes commercial, financial, agricultural and nonprofit loans.

The loan portfolio's largest segment of loans is commercial real estate loans, which represent 57% of gross loans. Residential real estate represents 16% of gross loans. The Company requires a loan to value ratio of 80% in both commercial and residential mortgages. These mortgages are secured by real properties which have a readily ascertainable appraised value.

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

Commercial loans consist of loans predominantly collateralized by inventory, furniture and fixtures, and accounts receivable. In assessing the collateral for this type of loan, management applies a 40% liquidation value to inventories, 25% to furniture, fixtures and equipment; and 60% to accounts receivable. Commercial loans represent 18.70% of the loan portfolio.

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


Results of Operations
---------------------

The Company's largest source of earnings is net interest and dividend income, which is the difference between interest income earned on loans and investments and interest expense paid on deposits and borrowed funds. Net interest and dividend income for the nine months ending September 30, 2001 decreased by $87,124 to $11,346,852 when compared to $11,433,976 recorded during the same period in 2000. Total interest and dividend income increased by $279,351 offset by an increase in total interest expense of $366,475. The national economic slowdown, further impacted by the tragedy in New York on September 11, 2001, continues to prompt aggressive action by the Federal Reserve Bank to reduce short-term interest rates in an attempt to avoid a recession and stimulate growth in our economy. This easing action has impacted our net interest margin as a result of loan and investment repricing at lower interest rates due to refinancing and prepayments.

The Provision for Loan Losses for the nine months ending September 30, 2001 decreased by $487,500 from $1,050,000 reported as of September 30, 2000 to $562,500. As previously disclosed in our June 30, 2000 quarterly report, management felt it prudent to change the methodology used in calculating the adequate level of reserves to absorb any unanticipated losses inherent in the Bank's loan portfolio. This action resulted in recording an additional $750,000 provision for loan losses as of June 30, 2000.

Total Other Income increased by $136,783 for the first nine months of 2001 when compared to the same period in 2000. Service charges on deposit accounts increased by $1,721. The Bank realized gains on sales of securities of $7,700 during the first nine months of 2001 compared to $637 for the same period in 2000. In addition, the Bank sold a vacant parcel of land at our Fairhaven branch location recognizing a gain of $105,000.

The line item Other Income increased by $127,999 when compared to the first nine months of 2000. There was an increase of $88,733 in the cash surrender value of life insurance policies associated with both the Directors' and Executive life insurance programs. In addition, as noted above, the Bank recognized a $105,000 gain on sale of a vacant parcel of land. In 2000, the Bank recorded $59,000 in miscellaneous income as a reverse of prior years expense accrual that did not materialize. There were no such reversals during the first nine months of 2001.

The category Total Other Expense increased by $990,338 to $8,644,261 during the first nine months ending September 30, 2001 compared to $7,653,923 reported for the same period in 2000. Salaries and employee benefits increased by $861,317 due to general wage adjustments occurring at year end 2000 and staff additions in the lending, marketing, training, and new customer investment areas of the Bank. Our medical insurance carrier also increased premiums by approximately 20%. Occupancy and equipment expenses combined increased by $37,277. The Bank had no gains on sales of real estate acquired through foreclosure in 2001, compared to gains of $49,758 realized during the same period in the previous year.

The following table sets forth the components of the line item Other Expense. This table reflects a decrease of $26,366, to $684,824 from $711,190 for the three month period ending September 30, 2001 and an increase of $41,986 to $2,138,954 from $2,096,968 for the nine month period ending September 30, 2001 when compared to September 30, 2000.

                                              Three Months                     Nine Months
----------------------------------------------------------------------------------------------------
(Dollars in Thousands)                 2001     2000     Variance      2001       2000      Variance
----------------------------------------------------------------------------------------------------

Amortization of Goodwill               $ 57     $ 57       $  0       $  170     $  170       $  0
Advertising & Public Relations           96      130        (34)         317        358        (41)
Stationery & Supplies                    78       62         16          204        221        (17)
Communications                           83       74          9          250        233         17
Professional Fees & Other Services      176      188        (12)         614        561         53
Other Real Estate Owned                   0        0          0            0         38        (38)
Committee Fees                           60       55          5          148        145          3
Other Miscellaneous Expenses            135      145        (10)         436        371         65
--------------------------------------------------------------------------------------------------
Other Expense                          $685     $711       $(26)      $2,139     $2,097       $ 42
==================================================================================================

Advertising and Public Relations expense decreased by $41,513 for nine months ending September 30, 2001 when compared to 2000. Stationery and Supplies also decreased by $16,545. Communication expense increased by $16,121 due to an increase in postage rate. Professional Fees and Other Services increased by $52,805 during the nine month period ending September 30, 2001 when compared to the same period in 2000. This increase is due to increases in the state assessment of $46,303, computer services of $22,901, and outside fees of $21,857 which include general appraisals of properties securing loans, offset by a decrease in Other Real Estate Owned expense of $40,473. As of June 30, 2000, all OREO properties had been sold. Other Miscellaneous Expenses increased by $65,000 primarily attributed to an increase in the FDIC assessment.

Income before income taxes, totaled $3,475,228 at September 30, 2001, a decrease of $453,179 when compared to $3,928,407 reported on September 30, 2000. Applicable taxes decreased by $162,195 to $1,059,303 when compared to $1,221,498 reported in the prior year.

Net income of $2,415,925 reflects a decrease of 10.7% when compared to earnings of $2,706,909 reported at September 30, 2000. Diluted earnings per share were $0.63 for nine months ending September 30, 2001 compared to $0.72 for the same period in 2000.

The results of operation for the third quarter in 2001 indicates that the net interest and dividend income decreased by $143,263 to $3,771,652 from $3,914,915 earned during the same period in the previous year. Total Other Income increased by $127,627. The line item Other Income increased by $128,171 due to the recognition of gain of $105,000 on sale of land in Fairhaven, and income related to the debit card program introduced by the Bank in late 2000.

The line item Other Expense decreased by $26,366. Salaries and benefits increased by $345,498 related to staff additions, salary adjustments, and general wage increases due to performance evaluations. Occupancy and equipment expense combined decreased by $6,362.

Variances in Advertising and Public Relations of $34,709 were attributed to direct residential flyer mailing advertising in the Greater New Bedford market area during the third quarter of 2000. No mailing was done in 2001. There was an increase of $16,524 in stationery and supplies expense. Communications also increased slightly by $9,000. Professional fees decreased by $12,080. Other Miscellaneous Expense decreased by $10,000.

Income before taxes for the third quarter in 2001 decreased by $515,906 to $1,214,291 from $1,730,197 reported for the same period in the prior year. Applicable taxes also decreased by $160,822 to $382,309 when compared to $543,131 reported in the third quarter in 2000.

The net income for the three month period ending September 30, 2001 was $831,982, or a decrease of 29.9%, when compared to $1,187,066 earned in the third quarter in 2000. Diluted earnings per share were $0.22 compared to $0.32 per share for the same period in 2000.

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

The Company also has the ability to borrow funds from correspondent banks, the Federal Home Loan Bank, as well as the Federal Reserve Bank of Boston by pledging various investment securities as collateral. During the third quarter in 2000 and 2001, the Bank was not required to borrow short-term funds to meet current liquidity needs. Tax payments made by our customers, which are owed to the Federal Reserve Bank Treasury Tax and Loan account, are classified as short-term borrowings. As of September 30, 2001, there is also $17,040,487 in advances from the Federal Home Loan Bank representing $12,040,487 to match fund long term, fixed rate loans available to qualified borrowers; therefore reducing interest rate risk exposure, and $5,000,000 in leverage borrowings.

Excess available funds are invested on a daily basis as Federal Funds Sold and can be withdrawn daily. The Bank attempts through its cash management strategies to maintain a level of Federal Funds Sold to further enhance its liquidity.

Liquidity represents the ability of the Bank to meet its funding requirements. In assessing the appropriate level of liquidity, the Bank considers deposit levels, lending requirements, and investment maturities in light of prevailing economic conditions. Through this assessment, the Bank manages its liquidity level to optimize earnings and respond to fluctuations in customer borrowing needs.

At September 30, 2001, the Bank's liquidity ratio stood at 35.5% as compared to 32.0% at December 31, 2000. The liquidity ratio is determined by dividing the Bank's short-term assets (cash and due from banks, interest bearing deposits due from other banks, securities, and federal funds sold) by the Bank's total deposits. Management believes the Bank's liquidity to be adequate to meet the current and presently foreseeable needs of the Bank.

The comparison of cash flows for nine months ending September 30, 2001 and 2000 shows a decrease in net cash provided by operating activities of $0.2 Million. There was a decrease in net interest and dividend income of $0.1 Million, offset by increases in cash paid to suppliers of $0.5 Million and taxes paid of $0.2 Million.

Cash flows from investing activities show a net decrease in cash used in investing activities of $19.5 Million when compared to 2000. Purchases of securities increased by $35.6 Million, offset by a net increase in maturities and sales of $33.8 Million for a net increase of $1.8 Million in cash used in investing activities. A decrease in cash used in loan activity of $16.9 Million, a decrease in life insurance policies purchased of $4.4 Million, and an increase in proceeds from a sale of a fixed assets of $0.2 Million were partially offset by a decrease in sales of other real estate owned of $0.1 Million, and a decrease in capital expenditures of $0.1 Million.

Cash flows provided by financing activities decreased by $2.1 Million when compared to the first nine months of 2000. There was a net decrease in cash provided by demand deposits, NOW, money market, and savings accounts of $6.0 Million, a decrease in Federal Home Loan borrowings of $0.6 Million, offset by an increase in time deposits of $4.5 Million.

Capital
-------

As of September 30, 2001, the Company had total capital of $38,246,626. This represents an increase of $2,572,253 from $35,674,373 reported on December 31, 2000. The increase in capital was a combination of several factors. Additions consisted of nine months earnings of $2,415,925, transactions originating through the Dividend Reinvestment Program whereby 6,355.132 shares were issued for cash contributions of $61,986 and 47,139.290 shares were issued for $467,017 in lieu of cash dividend
payments.   These additions were offset by dividends declared of $995,010.

Also affecting capital is the line item accumulated other comprehensive income (loss) which reflects net unrealized gains or losses, net of taxes, on securities classified as Available-for-Sale, and the minimum pension liability adjustment. On December 31, 2000 the Available-for-Sale portfolio had unrealized losses, net of taxes, of $596,543, and on September 30, 2001, as a result of current market values, the portfolio reflects unrealized gains, net of taxes, of $25,791 resulting in a positive change to capital of $622,334. There was no change in the minimum pension liability adjustment of $24,143, net of taxes, recorded December 31, 2000.

Under the requirements for Risk Based and Leverage Capital of the federal banking agencies, a minimum level of capital will vary among banks based on safety and soundness of operations. Risk Based Capital ratios are calculated with reference to risk-weighted assets, which include both on and off balance sheet exposure.

At September 30, 2001 the actual Risk Based Capital of the Bank was $31,043,000 for Tier 1 Capital, exceeding the minimum requirements of $10,705,400 by $20,337,600. Total Capital of $34,413,000 exceeded the minimum requirements of $21,410,800 by $13,002,200, and Leverage Capital of $31,043,000 exceeded the minimum requirements of $15,798,640 by $15,244,360. In addition to the "minimum" capital requirements, "well capitalized" standards have also been established by the Federal Banking Regulators.

As shown by the table below which illustrates the capital ratios of the Company and the Bank on September 30, 2001 and at December 31, 2000, the Company and the Bank met the "well-capitalized" standards as of the dates indicated.

                                                Well         September 30, 2001     December 31, 2000
                                             Capitalized     -----------------------------------------
                                             Requirement     Bancorp      Bank      Bancorp      Bank
------------------------------------------------------------------------------------------------------

Total Capital (to Risk Weighted Assets)          10%         14.64%      12.86%     13.24%      11.76%
Tier I Capital (to Risk Weighted Assets)          6%         13.39%      11.60%     11.98%      10.50%
Leverage Capital (to Average Assets)              5%          9.03%       7.86%      8.74%       7.69%

Under the informal agreement entered into with the Massachusetts
Commissioner of Banks and the Federal Deposit Insurance Corporation, effective December 1, 2000, the Bank is required to maintain a seven (7) percent Tier 1 Leverage Capital ratio and a nine (9) percent Tier 1 Risk Based Capital ratio. As of September 30, 2001, these ratios were 7.86% and 11.60% respectively.

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

The following table reflects the Company's estimated exposure as a percentage of estimated net interest income for the next twelve months, assuming an immediate change in interest rates:

                              Estimated Exposure as a
        Rate Change      Percentage of Net Interest Income
      (Basis Points)            September 30, 2001
----------------------------------------------------------

           +200                        1.94%
           -200                       (7.08%)

The model used to monitor earnings-at-risk provides management a measurement tool to assess the effect of changes in interest rates on the Company's current and future earnings. The 10% limit established by the Company provides an internal tolerance level to control interest rate risk exposure.

                                   PART II
                              OTHER INFORMATION



ITEM 6

Exhibits and Reports on Form 8-K

      (a)  Exhibits:  See exhibit index

      (b)  Reports on Form 8-K:     None

                                EXHIBIT INDEX

Exhibit No.     Description                                                                  Page
-----------     -----------                                                                  ----

    3.1         Articles of Incorporation of Slade's Ferry Bancorp as amended                 (1)

    3.2         By-laws of Slade's Ferry Bancorp as amended                                   (2)

   10.1         Slade's Ferry (formerly Weetamoe) Bancorp 1996 Stock Option Plan              (3)
                (as amended)

   10.2         Noncompetition Agreement between Slade's Ferry Trust Company and              (4)
                Edward S. Machado (A substantially identical contract exists with
                Peter Paskowski)

   10.3         Supplemental Executive Retirement Agreement between Slade's Ferry             (5)
                (formerly Weetamoe) Bancorp and Donald T. Corrigan

   10.4         Supplemental Executive Retirement Agreement between Slade's Ferry             (2)
                (formerly Weetamoe) Bancorp and James D. Carey

   10.5         Supplemental Executive Retirement Agreement between Slade's Ferry             (2)
                (formerly Weetamoe) Bancorp and Manuel J. Tavares

   10.6         Swansea Mall Lease                                                            (4)

   10.7         Form of Director Supplemental Retirement Program Director Agreement,          (6)
                Exhibit I thereto (Slade's Ferry Trust Company Director Supplemental
                Retirement Program Plan) and Endorsement Method Split Dollar Plan
                Agreement thereunder for Thomas B. Almy.  (Similar forms of agreement entered into between Slade's Ferry Trust Company and the other directors)

   10.8         Form of Directors' Paid-up Insurance Policy for Thomas B. Almy (part          (7)
                of the Director Supplemental Retirement Program).  (Similar forms of policy entered into by Company for other directors).

   10.9         Form of Officers' Paid-up Endorsement Method Split Dollar Plan Agreement      (8)
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

                                       SLADE'S FERRY BANCORP
                                       ----------------------------------------
                                       (Registrant)


11/15/2001                             /s/ Kenneth R. Rezendes
--------------------                   ----------------------------------------
(Date)                                 (Signature)          Kenneth R. Rezendes
                                                                  President/CEO


11/15/2001                             /s/ James D. Carey
--------------------                   ----------------------------------------
(Date)                                 (Signature)               James D. Carey
                                              Executive Vice President/Director


11/15/2001                             /s/ Edward Bernardo Jr.
--------------------                   ----------------------------------------
(Date)                                 (Signature)          Edward Bernardo Jr.
                                                       Vice President/Treasurer
                               Chief Financial Officer/Chief Accounting Officer