Form 10-K
period 2001-12-31
SLADES FERRY BANCORP
filed 2002-03-14
CIK 857499

Slade's Ferry Bancorp is a one-bank holding company which owns and controls 100% of the assets of Slade's Ferry Trust Company and its subsidiaries. The primary business of Bancorp is the ongoing business of the Trust Company, a member of the Federal Deposit Insurance Corporation serving as a retail bank.

The Bank provides multiple deposit products and a wide range of financial services - including consumer installment loans, residential and commercial mortgages, and other forms of commercial lending - and actively competes with a variety of other financial institutions by offering competitive rates.

Adhering to an established philosophy of providing professional, highly personalized service throughout its marketplace, Slade's Ferry serves a broad customer base from southeastern Massachusetts and nearby Rhode Island. The Bank operates strategically located retail facilities and multiple ATMs in the towns and cities of Fairhaven, Fall River, New Bedford, Seekonk, Somerset and Swansea, MA.


                      Slade's Ferry Trust Company is an
          Equal Opportunity/Affirmative Action Employer (M/F/D/V). Corporate offices are located at 100 Slade's Ferry Avenue, Somerset, MA.

Dear Shareholders,

      As the tragic events of September 11th impacted all of us in 2001, so also did the actions of the Federal Open Market Committee impact all financial institutions.

      Eleven reductions in the prime rate and other related rates severely reduced our net interest margin, as deposit and loan rates dropped to levels last seen in the nineteen fifties.

      The assets of the bank grew by $6,141,207 to $394,760,563 or an increase of 1.58%, while net loans decreased from $250,848,831 to $248,017,635, a reduction of 1.13%. As a result of the prime rate reductions and the subsequent repricing of our assets, our net income earnings dropped by $864,186 to $3,210,253 from $4,074,439 in 2000, a decrease of 21.2%.

      As we begin 2002, our net interest spreads appear to be slowly improving, and the prospects for an economic recovery are improving. We anticipate little improvement in short term rates until the fourth quarter of 2002, and further improvement in 2003.

      The bank expanded its products and services in April with the addition of the Investors Marketplace, staffed by Christina King and Jessica DeMarco. Both are licensed to sell investment products such as stocks, bonds, mutual funds, and annuities.

      We also initiated our web site in the spring of 2002 and you can visit us at www.sladesferry.com.

      As I recently wrote to you, I have elected early retirement and will be finalizing my career on the 29th of March. It has been a true privilege and honor to serve as the President of your bank, and I want to express my sincere appreciation for your support and well wishes.



                                       -----------------------
                                       James D. Carey

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

The aggregate market value of the voting stock of Slade's Ferry Bancorp, held by nonaffiliates of the registrant as of February 22, 2002 was approximately $45,028,961. On that date, there were 3,883,643.200 shares of Slade's Ferry Bancorp Common Stock, $.01 par value outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Stockholders April 08, 2002 incorporated by reference into Part III.

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

      During the past three years, assets of the Bank increased by $36.6 Million. The Bank currently has twelve banking facilities extending east from Seekonk, Massachusetts to Fairhaven, Massachusetts.

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

      The Bank's major customer base consists of almost 31,500 personal savings, checking and money market accounts, and 10,300 personal certificates of deposit and individual retirement accounts. Its commercial base consists of over 3,000 checking, money market, corporate, and certificate of deposit accounts.

      The Bank does not have any major target accounts, nor does it derive a material portion of its deposits from any single depositor. It is a retail bank that services the needs of the local communities, and its loans are not concentrated within any single industry or group of related industries that would have any possible adverse effect on the business of the Bank. The Bank's business is not seasonal and its loan demand is well diversified. As of December 31, 2001, commitments under standby letters of credit aggregate approximately $638,371.

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

      Many of the major commercial banks, or other affiliates in the service areas of the Bank, offer services such as international banking, internet banking, and trust services which are not offered directly by the Bank.

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

      A bank holding company, with certain exceptions, may not acquire more than 5% of the voting shares of any company that is not a bank and may not engage, directly or through subsidiaries, in any activity other than banking, managing or controlling banks, or furnishing services to or performing services for its subsidiaries, without prior approval of the FRB. The FRB is authorized to approve the ownership by a bank holding company of voting shares of any company whose activities the FRB determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereof. Under the FRB's current regulations, and subject to certain restrictions and limitations specified therein, bank holding companies and their subsidiaries may be permitted by the FRB to engage in such non-banking activities as: (1) making, acquiring, or servicing loans or other extensions of credit such as would be made by a mortgage, finance, credit card, or factoring company; (2) operating an industrial bank or industrial loan company; (3) performing the functions of a trust company;
(4) acting as an investment or financial advisor; (5) leasing real or personal property or acting as an agent or broker in leasing such property or acting as an agent or broker in leasing property in certain situations;
(6) making investments to promote community welfare; (7) providing certain data processing and transmission services; (8) acting as principal, agent, or broker with respect to insurance directly related to extensions of credit by the bank holding company or its subsidiaries, and engaging in certain other insurance activities subject to specified conditions and limitations;
(9) providing courier services for checks and certain other instrument exchanges among banks, and for audit and accounting media of a banking or financial nature; (10) providing management consulting advice under specified conditions to banks not affiliated with the bank holding company;
(11) issuing and selling retail money orders having a face value of not more than $1,000 and travelers checks and selling U.S. Savings Bonds; (12) performing appraisals of real and personal property; (13) arranging commercial real estate equity financing under certain circumstances; (14) providing securities brokerage services as agent for the accounts of customers; (15) underwriting and dealing in certain government obligations and money market instruments; (16) providing foreign exchange advisory and transactional services; (17) acting as a futures commission merchant in spe cified capacities or providing investment advice as a futures commission merchant or commodity trading advisor with respect to certain financial futures contracts and options; (18) providing consumer financial counseling services; (19) providing tax planning and preparation services; (20)
providing check guaranty services to sub    scribing merchants; (21)
operating a collection agency; and (22) operating a credit bureau. In addition, a bank holding company may file an application for FRB approval to engage, directly or through subsidiaries, in other nonbank activities that the holding company reasonably believes are so closely related to banking as to be a proper incident thereto.

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

      Under Massachusetts law, Board of Bank Incorporation approval is required before any company may become a bank holding company by directly or indirectly owning, controlling or holding the power to vote 25% or more of the voting stock of two or more banks. Further, such approval is required prior to a bank holding company's (i) acquiring voting stock of another bank institution if, as a result of the acquisition, such acquirer would, directly or indirectly, own or control more than 5% of the voting stock of such institution, or (ii) engaging in certain other transactions. The Company is not considered a bank holding company under Massachusetts's law since it does not control two or more banks. The activities of the Company,
how    ever, will be limited under Massachusetts's law to activities described above which would be permissible for a bank holding company registered under the BHCA. In addition, the acquisition by the Company of 25% or more of the voting stock or the power to elect a majority of the directors of another commercial bank, savings bank, cooperative bank, or savings and loan association would subject the Company to regulation as a bank holding company under applicable Massachusetts law and would require the approval of the Massachusetts Board of Bank Incorporation.

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

      Bank regulators have implemented risk based capital guidelines that require a bank to maintain certain minimum capital as a percent of such bank's assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk adjusted assets). Under the requirements a minimum level of capital will vary among banks on safety and soundness of operation. At December 31, 2001 the minimum regulatory capital level of Risk Based Capital was 4% for Tier 1 Capital, 8% for Total Capital and Leverage Capital was 4%.

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

Recent Regulatory Examinations
------------------------------

      During 2001, the Bank continued to operate under an informal agreement (Memorandum of Understanding) with the Federal Deposit Insurance Corporation and Massachusetts Commissioner of Banks. This agreement was originally entered into in December 2000. Following completion of the most recent joint examination in 2001, a revised Memorandum of Understanding was entered into to be implemented during the first and second quarters of 2002.

      Under the revised agreement, the Bank agreed to address and implement certain plans, procedures, and policies. These include performing an independent, thorough analysis and assessment of the Bank's management and staffing needs, and formalizing a written management plan. In addition, the Bank agrees to revise and implement loan and credit administration policies, including a written classified and criticized asset reduction plan, a loan risk and collection plan, and a revised loan policy providing for standards applicable to construction lending and concentrations. Other policies and procedures which are to be addressed and implemented relate to wire transfers, Code of Ethics and Conflicts of Interest, and strategic planning.

      During the life of the agreement, the Bank must maintain a seven (7) percent Tier 1 Leverage Capital ratio.

      Bank management and the Board of Directors have taken and are continuing to take action to comply with the provisions required by the informal agreement, and are committed to correcting and resolving all issues.

Statistical Information
-----------------------

      The following supplementary information required under Guide 3 (Statistical Disclosure by Bank Holding Companies) should be read in conjunction with the related financial statements and notes thereto, which are a part of this report.

DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

      The following table sets forth the Company's average assets, liabilities, and stockholders' equity, interest income earned and interest paid, average rates earned and paid, and the net interest margin for the periods ending December 31, 2001, December 31, 2000, and December 31, 1999. Averages are daily averages.


                                             2001                             2000                             1999
---------------------------------------------------------------------------------------------------------------------------------
                                Average  Interest(1)  Avg. Int.  Average  Interest(1)  Avg. Int.  Average  Interest(1)  Avg. Int.
(Dollars in Thousands)          Balance    Inc/Exp       Rate    Balance    Inc/Exp       Rate    Balance    Inc/Exp       Rate
---------------------------------------------------------------------------------------------------------------------------------

ASSETS:
  Earning Assets (2)
  Commercial Loans              $ 47,036   $ 4,757      10.11%   $ 48,445   $ 4,504      9.30%    $ 47,386   $ 4,218      8.90%
  Commercial Real Estate         153,395    12,989       8.47%    152,580    14,194      9.30%     136,648    12,876      9.42%
  Residential Real Estate         38,819     2,868       7.39%     36,558     2,877      7.87%      37,523     2,778      7.40%
  Consumer Loans                  12,093       940       7.77%     11,216       911      8.12%       7,678       657      8.56%
---------------------------------------------------------------------------------------------------------------------------------
  Total Loans                    251,343    21,554       8.57%    248,799    22,486      9.04%     229,235    20,529      8.96%
  Federal Funds Sold & FHLB
    Overnight Deposits            23,136       819       3.54%      9,558       583      6.10%       5,563       259      4.66%
  U.S. Treas/Govt Agencies        72,778     4,258       5.85%     68,606     4,421      6.44%      68,523     4,114      6.00%
  States & Political
  Subdivisions                    12,498       777       6.22%     11,889       787      6.62%      11,505       748      6.50%
  Mutual Funds                        45         2       4.44%         55         3      5.45%          71         3      4.23%
  Marketable Equity
   Securities                      4,116        91       2.21%      4,241        89      2.10%       3,470        78      2.25%
  Other Investments                1,037        67       6.46%      1,066        79      7.41%       1,102        71      6.44%
---------------------------------------------------------------------------------------------------------------------------------
  Total Earning Assets           364,953    27,568       7.55%    344,214    28,448      8.26%     319,469    25,802      8.08%
---------------------------------------------------------------------------------------------------------------------------------
  Allowance for Loan Losses       (5,109)                          (4,202)                          (3,814)
  Unearned Income                   (443)                            (552)                            (640)
  Cash and Due From Banks         13,351                           12,883                           14,320
  Other Assets                    21,837                           20,938                           17,371
---------------------------------------------------------------------------------------------------------------------------------
Total Assets                    $394,589                         $373,281                         $346,706
=================================================================================================================================
LIABILITIES & STOCKHOLDERS' EQUITY:
  Savings                       $ 53,613   $   878       1.64%   $ 50,210   $ 1,006      2.00%    $ 48,442   $ 1,022      2.11%
  NOW's                           37,834       700       1.85%     37,785     1,183      3.13%      38,404       994      2.59%
  Money Market Accounts            9,415       120       1.27%     10,607       174      1.64%      12,188       215      1.76%
  CD's > $100M                    34,483     1,796       5.21%     31,689     1,537      4.85%      26,857     1,325      4.93%
  Other Time Deposits            141,698     7,839       5.53%    138,637     8,019      5.78%     130,393     6,778      5.20%
  FHLB Advances & Other
   Borrowings                     15,734       993       6.31%     12,402       780      6.29%       6,413       420      6.55%
---------------------------------------------------------------------------------------------------------------------------------
  Total Interest-bearing
   Liabilities                   292,777    12,326       4.21%    281,330    12,699      4.51%     262,697    10,754      4.09%
---------------------------------------------------------------------------------------------------------------------------------
  Demand Deposits                 64,549                           58,588                           52,261
  Other Liabilities                1,738                            1,836                            1,057
---------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities              359,064                          341,754                          316,015
---------------------------------------------------------------------------------------------------------------------------------
  Common Stock                        38                               37                               35
  Paid-in Capital                 26,264                           25,109                           22,646
  Retained Earnings                9,516                            7,648                            8,492
  Accumulated Other
  Comprehensive Income (Loss)       (293)                          (1,267)                            (482)
---------------------------------------------------------------------------------------------------------------------------------
  Total Stockholders' Equity      35,525                           31,527                           30,691
---------------------------------------------------------------------------------------------------------------------------------
Total Liabilities &
 Stockholders' Equity           $394,589                         $373,281                         $346,706
=================================================================================================================================
Net Interest Income                        $15,242                          $15,749                          $15,048
=================================================================================================================================
Net Interest Spread                                      3.34%                           3.75%                            3.99%
=================================================================================================================================
Net Yield on Earning Assets                              4.18%                           4.58%                            4.71%
=================================================================================================================================

<F1>  On a fully taxable equivalent basis based on tax rate of 31.40%. Interest income on investments and net interest income includes a fully taxable equivalent adjustment of $244,000 in 2001, $262,000 in 2000, and
      $249,000 in 1999.
<F2>  Average balance includes non-accruing loans. The effect of including such loans is to reduce the average rate earned on the Company's loans.

           NET INTEREST INCOME - CHANGES DUE TO VOLUME AND RATE(1)


                                             2001 vs. 2000                      2000 vs. 1999
                                               Increase                           Increase
                                              (Decrease)                         (Decrease)
-----------------------------------------------------------------------------------------------------
                                       Total      Due to    Due to        Total      Due to    Due to
(Dollars in Thousands)               Change(2)    Volume     Rate       Change(2)    Volume     Rate
-----------------------------------------------------------------------------------------------------

Interest Income:
  Federal Funds Sold & FHLB
   Overnight Deposit                  $  236      $  655    $  (419)     $  324      $  215    $  109
  US Treas/Govt Agencies                (163)        257       (420)        307           5       302
  States & Political Subdivisions        (10)         39        (49)         39          25        14
  Mutual Funds                            (1)          0         (1)          0          (1)        1
  Marketable Securities                    2          (3)         5          11          15        (4)
  Other Investments                      (12)         (2)       (10)          8          (2)       10
  Commercial Loans                       253        (136)       389         286          96       190
  Commercial Real Estate              (1,205)         73     (1,278)      1,318       1,492      (174)
  Residential Real Estate                 (9)        173       (182)         99         (74)      173
  Consumer Loans                          29          70        (41)        254         295       (41)
-----------------------------------------------------------------------------------------------------
  Total Interest Income                 (880)      1,126     (2,006)      2,646       2,066       580
-----------------------------------------------------------------------------------------------------

Interest Expense:
  Savings Accounts                      (128)         62       (190)        (16)         36       (52)
  NOW Accounts                          (483)          1       (484)        189         (18)      207
  Money Market Accounts                  (54)        (17)       (37)        (41)        (27)      (14)
  CD's > 100 M                           259         141        118         212         236       (24)
  Other Time Deposits                   (180)        173       (353)      1,241         453       788
  FHLB Advances & Other Borrowings       213         210          3         360         384       (24)
-----------------------------------------------------------------------------------------------------
  Total Interest Expense                (373)        570       (943)      1,945       1,064       881
-----------------------------------------------------------------------------------------------------
Net Interest Income                   $ (507)     $  556    $(1,063)     $  701      $1,002    $ (301)
=====================================================================================================

<F1>  Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated equally to changes due to volume and changes due to rate.
<F2>  The change in interest income on investments and net interest income includes interest on a fully taxable equivalent basis based on a tax rate of 31.40%.

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

      At December 31, 2001, the following GAP report indicates the Company's interest rate risk to have a reliance on short-term liabilities. This position would have an adverse effect on earnings in a rising rate environment and a positive effect on earnings in a decreasing rate environment.

INTEREST RATE - SENSITIVITY GAPS
--------------------------------

Repricing Period at December 31, 2001
-------------------------------------


                                   Within       1-2         2-3        3-5      Over 5
(Dollars in Thousands)             1 Year      Years       Years      Years      Years       Total
---------------------------------------------------------------------------------------------------

Interest-Earning Assets:
  Federal Funds Sold &
   FHLB Overnight Deposit         $ 14,700    $      0    $     0    $     0    $     0    $ 14,700
  Investment Securities(1)          17,780      17,360     18,065     25,497     16,818      95,520
  Loans                            130,792      28,011     35,596     13,625     45,860     253,884
                                  -----------------------------------------------------------------
    Total Earning Assets          $163,272    $ 45,371    $53,661    $39,122    $62,678    $364,104
                                  -----------------------------------------------------------------
Interest Bearing Liabilities:
  NOW Checking and Savings
   Deposits                       $ 40,408    $ 11,631    $11,631    $31,015    $     0    $ 94,685
  Money Market Deposits              2,545       1,271      1,271      3,391          0       8,478
  Term Deposits                    143,172      20,555      4,860          0          0     168,587
  FHLB Advances                      1,000           0      1,000          0     14,983      16,983
  Other Borrowings                     465           0          0          0          0         465
                                  -----------------------------------------------------------------
    Total Interest-bearing
     Liabilities                  $187,590    $ 33,457    $18,762    $34,406    $14,983    $289,198
                                  -----------------------------------------------------------------
Net Interest Sensitivity Gap      $(24,318)   $ 11,914    $34,899    $ 4,716    $47,695    $ 74,906
Cumulative Gap                    $(24,318)   $(12,404)   $22,495    $27,211    $74,906
Cumulative Gap as a Percent of
  Total Assets                       (6.16%)     (3.14%)     5.70%      6.89%     18.97%
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


        Rate Change           Estimated Exposure as a
       (Basis Points)    Percentage of Net Interest Income    Dollar Impact
---------------------------------------------------------------------------

           +200                       (0.72%)                  ($108,000)
           -200                       (5.51%)                  ($820,000)

      The model used to monitor earnings-at-risk provides management a measurement tool to assess the effect of changes in interest rates on the Company's current and future earnings. The Company's 10% limit establishes an internal tolerance level to control the Company's interest rate risk exposure and is monitored on a quarterly basis.

II.   INVESTMENT PORTFOLIO

      The following table shows the book value of the major categories of investment securities Held-to-Maturity for the years indicated:


                                                At December 31,
----------------------------------------------------------------------
(Dollars in Thousands)                     2001       2000       1999
----------------------------------------------------------------------

US Treasury Securities and
 Obligations of US Government
 Corporations and Agencies               $ 2,750    $ 6,948    $ 7,975
Obligations of States and
 Political Subdivisions of the States     13,528     12,094     11,439
Mortgage-backed securities                     3         59         74
Other Debt Securities                          1          1          1
----------------------------------------------------------------------
Total                                    $16,282    $19,102    $19,489
======================================================================

In the following table, the carrying value of Held-to-Maturity securities maturing within stated periods as of December 31, 2001, is shown with the weighted average interest yield from securities falling within the range of maturities:


                          US Treasury       Obligations
                          & Government      of States &        Mortgage-        Other
                          Corporations       Political          Backed           Debt
(Dollars in Thousands)     & Agencies     Subdivisions(1)    Securities(2)    Securities     Total
----------------------------------------------------------------------------------------------------

Due in 1 year or less:
  Amount                    $ 2,500          $ 3,240            $   0           $   0       $ 5,740
  Yield                        6.32%            5.23%            0.00%           0.00%         5.70%

Due in 1 to 5 years:
  Amount                          0            7,235                3               1         7,239
  Yield                        0.00%            6.22%            7.83%           7.50%         6.22%

Due in 5 to 10 years:
  Amount                        250            1,960                0               0         2,210
  Yield                        7.00%            6.60%            0.00%           0.00%         6.65%

Due after 10 years:
  Amount                          0            1,093                0               0         1,093
  Yield                        0.00%            6.71%            0.00%           0.00%         6.71%
---------------------------------------------------------------------------------------------------
  Amount                    $ 2,750          $13,528            $   3           $   1       $16,282
===================================================================================================
  Yield                        6.38%            6.08%            7.83%           7.50%         6.13%
===================================================================================================

<F1>  Rates of tax exempt securities are shown assuming a 31.40% tax rate.
<F2>  Mortgage-backed securities stated using average life.

      The following table shows the amortized cost basis of the major categories of Available-for-Sale securities for the years indicated:


                                        At December 31,
--------------------------------------------------------------
(Dollars in Thousands)             2001       2000       1999
--------------------------------------------------------------

US Treasury Securities and
 Obligations of US Government
 Corporations and Agencies       $34,240    $40,934    $41,801

Mortgage-backed Securities        36,129     22,089     16,939

Corporate Debt Securities          2,941      1,473        720

Marketable Equity Securities       6,015      4,582      3,808
--------------------------------------------------------------

Total                            $79,325    $69,078    $63,268
==============================================================

      In the following table, the amortized cost basis of Available-for-Sale securities (other than equity securities) maturing within stated periods as of December 31, 2001, is shown with the weighted average interest yield from securities falling within the range of maturities:


                          US Treasury
                          & Government      Mortgage-      Corporate
                          Corporations       Backed           Debt
(Dollars in Thousands)     & Agencies     Securities(1)    Securities     Total
---------------------------------------------------------------------------------

Due in 1 year or less:
  Amount                    $   798         $   635         $  252       $ 1,685
  Yield                        6.53%           4.05%          5.51%         5.44%

Due in 1 to 5 years:
  Amount                     30,946          25,898          2,689        59,533
  Yield                        5.06%           5.89%          5.97%         5.46%

Due in 5 to 10 years:
  Amount                      2,496           7,773              0        10,269
  Yield                        6.18%           5.80%          0.00%         5.89%

Due after 10 years:
  Amount                          0           1,823              0         1,823
  Yield                        0.00%           5.86%          0.00%         5.86%
--------------------------------------------------------------------------------
  Amount                    $34,240         $36,129         $2,941       $73,310
================================================================================
  Yield                        5.17%           5.84%          5.93%         5.53%
================================================================================

<F1>  Mortgage-backed securities stated using average life.

      The following table shows the amortized cost basis and fair value of the major categories of Held-to-Maturity securities as of December 31, 2001:


                                                         Gross            Gross
                                       Amortized      Unrealized        Unrealized
(Dollars in Thousands)                 Cost Basis    Holding Gains    Holding Losses    Fair Value
--------------------------------------------------------------------------------------------------

Debt securities issued by the U.S.
 Treasury and other U.S. Government
 corporations and agencies              $ 2,750          $ 27              $ 0           $ 2,777

Debt securities issued by states of
 the United States and political
 subdivisions of the states              13,528           292               11            13,809

Mortgage-backed securities                    3             0                0                 3

Other debt securities                         1             0                0                 1
------------------------------------------------------------------------------------------------
Total                                   $16,282          $319              $11           $16,590
================================================================================================

      Investments in Available-for-Sale securities are carried at fair value on the balance sheet and are summarized as follows as of December 31, 2001.


                                                         Gross            Gross
                                       Amortized      Unrealized        Unrealized
(Dollars in Thousands)                 Cost Basis    Holding Gains    Holding Losses    Fair Value
--------------------------------------------------------------------------------------------------


Debt securities issued by the U.S.
 Treasury and other U.S. Government
 corporations and agencies              $34,240         $  508            $   83         $34,665

Marketable Equity                         6,015            297             1,158           5,154

Mortgage-backed securities               36,129            332                94          36,367

Corporate debt securities                 2,941             70                 5           3,006
------------------------------------------------------------------------------------------------
Total                                   $79,325         $1,207            $1,340         $79,192
================================================================================================

Decrease in Stockholder's Equity:
  (In Whole Dollars)


Net unrealized loss on Available-for-Sale Securities    $132,759
Less tax effect                                          (11,816)
                                                        --------
                                                        $120,943
                                                        ========

III.  LOAN PORTFOLIO

      The following table shows the Company's amount of loans by category at the end of each of the last five years.


                                                                         At December 31,
--------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                 2001        2000        1999         1998        1997
--------------------------------------------------------------------------------------------------------------

Commercial, financial and agricultural               $ 45,238    $ 49,331    $ 46,354     $ 43,777    $ 36,641
Real estate - construction and land development         7,600       8,601       5,014        3,773       6,678
Real estate - residential                              60,936      55,871      52,330       51,220      55,477
Real estate - commercial                              128,888     128,327     127,938      112,913     108,008
Consumer                                               10,643      12,872       9,393        6,477       6,747
Nonprofit                                                 236       1,036         904            0           0
Obligations of states and political subdivisions           21          61           0            3           9
Other                                                     322          54         116           67         176
--------------------------------------------------------------------------------------------------------------
                                                      253,884     256,153     242,049      218,230     213,736

Allowance for Loan Losses                              (5,484)     (4,776)     (3,766)      (3,569)     (3,694)

Unamortized adjustment to fair value                       (0)         (9)        (20)         (32)        (42)

Unearned Income                                          (382)       (519)       (594)        (691)       (690)
--------------------------------------------------------------------------------------------------------------
Net Loans                                            $248,018    $250,849    $237,669     $213,938    $209,310
==============================================================================================================

      The following table shows the maturity distributions and interest rate sensitivity of selected loan categories at December 31, 2001.


                                                 Within One    One to Five    After Five
(Dollars in Thousands)                              Year          Years         Years        Total
---------------------------------------------------------------------------------------------------

Commercial, financial, and agricultural           $39,494        $2,350         $3,394      $45,238

Real Estate - construction & land development       2,519         3,014          2,067        7,600
---------------------------------------------------------------------------------------------------
Total                                             $42,013        $5,364         $5,461      $52,838
===================================================================================================

      The following table shows the amounts, included in the table above, which are due after one year and which have fixed interest rates and adjustable rates:


                                                         Total Due After One Year
-----------------------------------------------------------------------------------------
(Dollars in Thousands)                           Fixed Rate    Adjustable Rate     Total

Commercial, financial, and agricultural            $5,090          $  654         $ 5,744

Real Estate - construction & land development       1,675           3,406           5,081
-----------------------------------------------------------------------------------------
Total                                              $6,765          $4,060         $10,825
=========================================================================================

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS


                                                                     December 31,
-----------------------------------------------------------------------------------------------------
(Dollars in Thousands)                             2001       2000       1999       1998       1997
-----------------------------------------------------------------------------------------------------

Nonaccrual loans                                   $ 1,138    $ 2,415    $ 1,777    $ 3,331    $4,597
Loans 90 days or more past due
 and still accruing                                    444        335        248        317       147
Real estate acquired by foreclosure
 or substantively repossessed                            0          0        353      1,026       159
-----------------------------------------------------------------------------------------------------

Total nonperforming assets                         $ 1,582    $ 2,750    $ 2,378    $ 4,674    $4,903
-----------------------------------------------------------------------------------------------------
Restructured debt performing in accordance with
 amended terms, not included above                 $   186    $    53    $   518    $   867    $1,265
-----------------------------------------------------------------------------------------------------

Percentage of nonaccrual loans to total loans         0.45%      0.94%      0.73%      1.53%     2.15%

Percentage of nonaccrual loans,
 restructured loans and real estate
 acquired by foreclosure
 or substantively repossessed to
 total assets                                         0.34%      0.64%      0.74%      1.54%     2.00%
Percentage of allowance for loan
 losses to nonaccrual loans                         481.90%    197.76%    211.92%    107.15%    80.36%

      Nonaccrual loans include restructured loans of $137,000 at December 31, 2001; $153,000 at December 31, 2000; $0 at December 31, 1999; $0 at
December 31, 1998; and $263,000 at December 31, 1997.

      Information with respect to nonaccrual and restructured loans for the past five years ending December 31 is as follows:



                                                                    December 31,
-------------------------------------------------------------------------------------------------
(Dollars in Thousands)                              2001      2000      1999      1998      1997
-------------------------------------------------------------------------------------------------

Nonaccrual loans                                   $1,138    $2,415    $1,777    $3,331    $4,597
Interest income that would have been
 recorded under original terms                     $  109    $  228    $  146    $  318    $  394

Interest income recorded during
 the period                                        $    6    $   22    $   37    $   37    $   58

      Nonperforming assets include nonaccrual loans, loans past due 90 days or more and still accruing, restructured loans not performing in accordance with amended terms, and other real estate acquired through foreclosure. Nonperforming assets as a total decreased to $1.6 Million at year end 2001, from $2.8 Million reported at year end 2000.

      Nonaccrual loans is the largest component of nonperforming assets, and at December 31, 2001, this category decreased by $1.3 Million from December 31, 2000. There are no loans greater than $0.3 Million in this category, which is comprised of $0.8 Million of residential mortgages, $0.2 Million of commercial real estate loans, and $0.1 Million of other types of loans.

      Loans that became nonaccrual during the current year amounted to $1,762,654. Offsetting this increase were receipts of loan payments of $2,939,823 and loans of $99,885 that were deemed uncollectible and charged off to the Allowance for Loan Losses. No loans on nonaccrual status were transferred to accrual status.

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

IV.   SUMMARY OF LOAN LOSS EXPERIENCE

      The table below illustrates the changes in the Allowance for Loan Losses for the periods indicated.


(Dollars in Thousands)                    2001      2000      1999      1998      1997
---------------------------------------------------------------------------------------

Balance at January 1                     $4,776    $3,766    $3,569    $3,694    $3,354
---------------------------------------------------------------------------------------
Charge-offs:
  Commercial                                (73)     (194)     (221)       (0)      (40)
  Real estate-construction                   (0)       (0)       (0)       (0)       (0)
  Real estate-mortgage                       (0)      (23)      (23)     (716)     (147)
  Installment/Consumer                      (28)     (138)     (158)      (76)      (68)
---------------------------------------------------------------------------------------
                                           (101)     (355)     (402)     (792)     (255)
---------------------------------------------------------------------------------------
Recoveries:
  Commercial                                 14        50        11         8        41
  Real estate-construction                    0         0         0         0         0
  Real estate-mortgage                       29        92        24        43        16
  Installment/Consumer                       16        23        14        16        38
---------------------------------------------------------------------------------------
                                             59       165        49        67        95
---------------------------------------------------------------------------------------
Net Charge-offs                             (42)     (190)     (353)     (725)     (160)
---------------------------------------------------------------------------------------
Additions charged to operations             750     1,200       550       600       500

Allowance attributable to acquisition         0         0         0         0         0
---------------------------------------------------------------------------------------
Balance at December 31:                   5,484    $4,776    $3,766    $3,569    $3,694
=======================================================================================
Allowance for Loan Losses as a
 percent of year end loans                 2.16%     1.86%     1.56%     1.64%     1.73%

Ratio of net charge-offs to
 average loans outstanding                (0.02%)   (0.08%)   (0.15%)   (0.34%)   (0.08%)

      The Allowance for Loan Losses at year end December 31, 2001 was $5,484,519 and $4,776,360, $3,765,872, $3,569,282, and $3,693,865 for years ending 2000, 1999, 1998, and 1997 respectively. The Allowance for Loan Losses as a percent of year end loans was 2.16% in 2001, 1.86% in 2000, 1.56% in 1999, 1.64% in 1998, and 1.73% in 1997.

      The level of the Allowance for Loan Losses is evaluated by management and encompasses several factors. These factors include but are not limited to recent trends in the nonperforming loans, the adequacy of the assets which collateralize the nonperforming loans, the level of nonaccrual loans, current economic conditions in the market area and various other external and internal factors. During 2000, management made the decision to change the methodology and guidelines used in calculating the adequate level of loan loss reserves. Increasing credit risk due to a higher commercial real estate loan portfolio and a rising interest rate environment are responsible for the review and change in the methodology and guidelines. Management's assessment of the adequacy of the Allowance for Loan Losses is reviewed by regulators, the Company's independent accountants, and outside loan review consultants.

      The Company's provision for loan losses, which is a deduction from earnings, in 2001 was $750,000.. Prior years' provisions were $1,200,000, $550,000, $600,000 and $500,000 for years ending 2000, 1999, 1998, and 1997 respectively. In 2001, the Company realized recoveries of previously charged-off loans of $59,000. Recoveries recorded in previous years were $165,000, $49,000, $67,000, and $95,000 in 2000, 1999, 1998, and 1997
respectively.

      The amount provided to the Allowance for Loan Losses was deemed appropriate by management after full consideration of the value of the assets securing the nonaccrual loans.

      The table below shows an allocation of the allowance for loan losses as of the end of each of the last five years.

                 ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES


                 December 31, 2001      December 31, 2000      December 31, 1999      December 31, 1998      December 31, 1997
---------------------------------------------------------------------------------------------------------------------------------
                          Percent of             Percent of             Percent of             Percent of             Percent of
                           Loans in               Loans in               Loans in               Loans in               Loans in
                             Each                   Each                   Each                   Each                   Each
                          Category to            Category to            Category to            Category to            Category to
                Amount    Total Loans  Amount    Total Loans  Amount    Total Loans  Amount    Total Loans  Amount    Total Loans
---------------------------------------------------------------------------------------------------------------------------------
                                                             (Dollars in Thousands)

Commercial(5)  $1,629(1)     17.91%   $1,466(1)     19.66%   $1,356(1)     19.52%   $1,249(1)     20.06%   $  984(1)     17.14%

Real estate
Construction       41         2.99%       47         3.36%       34         2.07%       27         1.73%       44         3.12%

Real estate
Mortgage        3,585(2)     74.77%    2,970(2)     71.91%    1,924(2)     74.48%    1,964(2)     75.21%    2,311(2)     76.50%

Consumer(3)       229(4)      4.33%      293(4)      5.07%      452(4)      3.93%      329(4)      3.00%      355(4)      3.24%
------------------------------------------------------------------------------------------------------------------------------
               $5,484       100.00%   $4,776       100.00%   $3,766       100.00%  $ 3,569       100.00%   $3,694       100.00%
==============================================================================================================================

<F1>  Includes amounts specifically reserved for impaired loans of $780,029 as of December 31, 2001, $281,248 as of December 31, 2000, $234,205 as
      of December 31, 1999, $128,207 as of December 31, 1998 and $42,937 as
      of December 31, 1997, as required by Financial Accounting Standard
      No. 114, Accounting for Impairment of Loans.
<F2>  Includes amounts specifically reserved for impaired loans of $413,663 as of December 31, 2001, $132,911 as of December 31, 2000, $147,884 as
      of December 31, 1999, $187,554 as of December 31, 1998, and $566,220
      as of December 31, 1997, as required by Financial Accounting Standard No. 114, Accounting for Impairment of Loans.




<F3>  Includes consumer, obligations of states and political subdivisions and other.
<F4>  Includes amounts specifically reserved for impaired loans of $1,632 as of December 31, 2001, $10,398 as of December 31, 2000, $39,241 as of
      December 31, 1999, $9,126 as of December 31, 1998 and $14,413 as of
      December 31, 1997 as required by Financial Accounting Standard
      No. 114, Accounting for Impairment of Loans.
<F5>  Includes commercial, financial, agricultural and nonprofit.

      The loan portfolio's largest segment of loans is commercial real estate loans, which represent 51% of gross loans. Residential real estate loans represent 24% of gross loans. The Company requires a loan to value ratio of 80% in both commercial and residential mortgages. These mortgages are secured by real properties which have a readily ascertainable value.

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

      Commercial loans consist of loans predominantly collateralized by inventory, furniture and fixtures, and accounts receivable. In assessing the collateral for this type of loan, management applies a 40% liquidation value to inventories; 25% to furniture, fixtures and equipment; and 60% to accounts receivable. Commercial loans represent 18% of the loan portfolio.

      Consumer loans are generally unsecured borrowings and represent only 4% of the total loan portfolio. These loans have a higher degree of risk than residential mortgage loans. The underlying collateral of a secured consumer loan tends to depreciate in value. Consumer loans are typically made based on the borrower's ability to repay the loan through continued financial stability. The Company endeavors to minimize risk by reviewing the borrower's repayment history on past debts, and assessing the borrower's ability to meet existing obligations on the proposed loans.

      Total losses in 2001 amounted to $101,000, when compared to losses of $355,000 in 2000, $402,000 in 1999, $792,000 in 1998, and $255,000 in 1997.
The real estate-mortgage category incurred no losses in 2001 compared to $23,000 in 2000, $23,000 in 1999, $716,000 in 1998, and $147,000 in 1997.

V.    DEPOSITS

      Deposits are obtained from individuals and from small and medium sized businesses in the local market area. The Bank also attracts deposits from municipalities and other government agencies. The Bank does not solicit or accept brokered deposits.

      The following table sets forth the average amount and the average rate paid on deposits for the periods indicated.


                                              2001                   2000                   1999
--------------------------------------------------------------------------------------------------------
                                       Average     Average    Average     Average    Average     Average
(Dollars in Thousands)                 Balance      Rate      Balance      Rate      Balance      Rate
--------------------------------------------------------------------------------------------------------

Noninterest-bearing Demand Deposits    $ 64,549     0.00%     $ 58,588     0.00%     $ 52,261     0.00%
Interest-bearing Demand Deposits         37,834     1.85        37,785     3.13        38,404     2.59
Savings Deposits                         53,613     1.64        50,210     2.00        48,442     2.11
Money Market Deposits                     9,415     1.27        10,607     1.64        12,188     1.76
Time Deposits $100,000 or More           34,483     5.21        31,689     4.85        26,857     4.93
Other Time Deposits                     141,698     5.53       138,637     5.78       130,393     5.20
--------------------------------------------------------------------------------------------------------
Totals                                 $341,592     3.32%     $327,516     3.64%     $308,545     3.35%
========================================================================================================

      As of December 31, 2001, time certificates of deposit in amounts of $100,000 or more had the following maturities:


                                         (Dollars in Thousands)

Three months or less                            $15,425
Over three months through six months              8,001
Over six months through twelve months             5,936
Twelve months and over                            4,087
                                                -------
                                                $33,449
                                                =======

VI.   RETURNS ON EQUITY AND ASSETS

      The following table shows consolidated operating and capital ratios of the Company for each of the last three years:


                                   Year Ended December 31,
                                  --------------------------
                                   2001      2000      1999
                                  --------------------------

      Return on Average Assets     0.81%     1.09%     1.11%
      Return on Average Equity     9.04%    12.92%    12.56%
      Dividend Payout Ratio       52.63%    36.84%    34.36%
      Equity to Assets Ratio       9.00%     8.45%     8.85%

VII.  SHORT TERM BORROWINGS

      The following table shows the Company's short-term borrowings at the end of each of the last three years, the maximum amount of borrowings and the average amounts outstanding as well as weighted average interest rates for the last three years.


(Dollars in Thousands)                            2001      2000      1999
---------------------------------------------------------------------------

Balance at December 31                           $  465    $1,200    $1,248
Maximum Amount Outstanding at Any Month's End    $1,237    $1,220    $4,000
Average Amount Outstanding During the Year       $  706    $  723    $  889
Weighted Average Interest Rate During the Year     4.03%     7.07%     5.93%

      The Bank has the ability to borrow funds from correspondent banks and the Federal Home Loan Bank, as well as the Federal Reserve Bank of Boston, by pledging various investment securities as collateral. The Company did not borrow during 2001 or 2000 to meet short-term liquidity needs. During 1999, there were thirty-five various days when the Company borrowed to meet these needs. Tax payments made by our customers, which are owed to the Federal Reserve Bank Treasury Tax and Loan account, are classified as borrowed funds. The Company had a note payable of $847,990 due to Fleet Bank which was paid in full in November 1999. This note was assumed from Fairbank, Inc. at the time of the acquisition. Because of the term of the note, including applicable prepayment fees, management determined it advantageous for the Bank not to pay off the note until its final maturity date of November 25, 1999. There is also $16,983,087 in borrowings from the Federal Home Loan Bank as of December 31, 2001 which represent the match funding program that is available to qualified borrowers. These borrowings totaled $12,725,908 at year end 2000.

Accounting for Deferred Income Taxes
------------------------------------

      The net deferred tax asset at year end 2001 was $2,202,139. The amount of taxable income required to be generated to fully realize such net deferred tax asset will be approximately $7.2 Million. The taxable income earned by the Company in 2001 was $4,608,285.

                                   ITEM 2

                                 PROPERTIES

      The main office of the Bank is located at 100 Slade's Ferry Avenue, Somerset, Massachusetts at the junctions of U.S. Routes 6, 138, and 103. The Bank has eleven additional branches located in Fairhaven, Fall River, New Bedford, Seekonk, Somerset and Swansea, Massachusetts, and a Loan Production Office in Warwick, Rhode Island. As of December 31, 2001, the following Bank properties are owned through the Bank's subsidiary, the Slade's Ferry Realty
Trust:


                          Location                                       Sq. Footage
------------------------------------------------------------------------------------

Main Office               100 Slade's Ferry Avenue    Somerset, MA         42,000
North Somerset            2722 County Street          Somerset, MA          3,025
Linden Street             244-253 Linden Street       Fall River, MA        1,750
Brayton Avenue            855 Brayton Avenue          Fall River, MA        3,325
North Swansea             2388 G.A.R. Highway         Swansea, MA           2,960
Seekonk                   1400 Fall River Avenue      Seekonk, MA           2,300
Fairhaven                 75 Huttleston Avenue        Fairhaven, MA        13,000
South Main Street         1601 South Main Street      Fall River, MA        6,604
Ashley Boulevard          833 Ashley Boulevard        New Bedford, MA       2,655

Offices listed below are leased by the Bank with the indicated lease expiration dates.

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

Loan Production Office    188 Airport Road            Warwick, RI             600
 (Expires 2002)

      The main office building contains approximately 42,000 square feet of usable space which the Bank occupies. The Bank also has a school banking facility located in the Somerset High School, Grandview Avenue, Somerset, Massachusetts that consists of 200 square feet which provides basic banking services to students and school staff. The Seekonk office is an 8,800 square foot building of which the Bank is utilizing 2,300 square feet and leasing out the remainder.

                                   ITEM 3

                              LEGAL PROCEEDINGS

    The Company is not a party to any material pending legal proceedings

                                   ITEM 4

             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter of 2001, no matters were submitted to a vote of stockholders of the Company.

                                   PART II

                                   ITEM 5

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

      The Company's common stock is listed in the NASDAQ Small Cap Market under the symbol SFBC. The following table sets forth the range of high and low bids as reported for the NASDAQ Small Cap Market by quarters for the two-year period ended December 31, 2001.


                    2001             2000
----------------------------------------------
               High      Low     High     Low
----------------------------------------------

1st Quarter    10.00     8.81    10.88    9.25
----------------------------------------------
2nd Quarter    11.90     9.00    10.63    9.25
----------------------------------------------
3rd Quarter    13.75    10.26    10.00    8.88
----------------------------------------------
4th Quarter    14.00    11.10    10.00    8.63
----------------------------------------------

Dividends - History and Policy

      The Company, since its inception in 1990 and prior thereto the Bank, has consistently paid dividends to stockholders since 1961. The Company paid a quarterly cash dividend of $.08 per share in the first quarter of 2001, and then increased the cash dividend to $.09 per share for the remaining quarters. In addition, an extra cash dividend of $.09 per share was paid in December 2001 for a total of $.44 per share paid in 2001. In February 2000, the Company issued a 5% stock dividend on the Company's common stock, resulting in a distribution of 176,793 shares. The Company also paid four quarterly cash dividends of $.08 per share in 2000, and an extra cash dividend of $.08 per share was paid in December 2000 for a total of $.40 per share paid in 2000.

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

                                   ITEM 6
                           SELECTED FINANCIAL DATA

      The following table sets forth selected financial data for the last five years.


                                                                     Year Ended December 31,
------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands Except per Share Data)       2001          2000          1999          1998          1997
------------------------------------------------------------------------------------------------------------------

EARNINGS DATA
  Interest Income                               $   27,324    $   28,186    $   25,553    $   24,306    $   23,150
  Interest Expense                                  12,327        12,699        10,754        10,711        10,412
  Net Interest Income                               14,997        15,487        14,799        13,595        12,738
  Provision for Loan Losses                            750         1,200           550           600           500
  Noninterest Income                                 1,769         1,857         2,086         1,568         1,562
  Noninterest Expense                               11,408        10,206        10,556         8,984         9,033
  Income Before Income Taxes                         4,608         5,938         5,779         5,579         4,767
  Applicable Income Taxes                            1,398         1,864         1,923         2,216         1,921
  Net Income                                         3,210         4,074         3,856         3,363         2,846

PER SHARE DATA(1)
  Net Income-Basic                              $     0.84    $     1.09    $    1.060    $    0.940    $    0.850
  Net Income-Diluted(2)                         $     0.84    $     1.09    $    1.050    $    0.940    $    0.850
  Cash Dividends                                $     0.44    $     0.40    $    0.358    $    0.265    $    0.230
  Book Value (at end of period)                 $     9.94    $     9.41    $    8.567    $    8.200    $    7.746
  Avg. Shs. Outstanding                          3,830,575     3,743,138     3,650,275     3,572,329     3,344,100
  Shares Outstanding Year End                    3,869,924     3,789,503     3,520,409     3,446,413     3,236,713

BALANCE SHEET DATA
  Assets                                        $  394,761    $  388,619    $  358,121    $  340,355    $  301,571
  Loans                                            253,884       256,153       242,049       218,230       213,736
  Unearned Discount                                    382           519           594           691           690
  Allowance for Loan Losses                          5,484         4,776         3,766         3,569         3,694
  Loans, Net                                       248,018       250,849       237,669       213,938       209,310
  Goodwill                                           2,173         2,400         2,627         2,854         3,081
  Investments                                       96,401        88,109        81,806        79,978        58,668
  Deposits                                         337,043       337,001       316,431       303,786       271,322
  Stockholders' Equity                              38,466        35,674        31,664        29,707        26,436

FINANCIAL RATIOS
  Net Yield on Interest Earning
   Assets(3)                                          4.18%         4.58%         4.71%         4.70%         4.66%
  Net Interest Spread(3)                              3.34          3.75          3.99          3.91          3.88
  Net Income as a Percentage of
   Average Assets                                     0.81          1.09          1.11          1.06          0.96
  Average Equity                                      9.04         12.92         12.56         11.98         12.27
  Dividend Payout Ratio                              52.63         36.84         34.36         28.54         27.57
  Average Equity to
   Average Assets                                     9.00          8.45          8.85          8.86          7.79

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

2001 Items of Significance

* In 2001, Slade's Ferry Bancorp recorded net income of $3,210,253 or $0.84 per share on a diluted basis compared to $4,074,439 or $1.09 per share on a diluted basis in 2000. This represents a decrease of $864,186 or 21.21% in net income and $0.25 or 22.93% per share on a diluted basis between 2001 and 2000.

* Return on average equity for 2001 was 9.04%, down by 3.88% when compared to 12.92% reported in 2000. Return on average assets for 2001 was .81%, down by .28% when compared to 1.09% reported in 2000.

* The Company increased its cash dividend during the second quarter from $.08 per share to $.09 per share, and paid an extra dividend in December, 2001 to reflect total dividend payments of $.44 per share, up by $.04 per share when compared to $.40 per share paid in 2000.

* Book value of the Company's common stock increased to $9.94 in 2001 from $9.41 reported in 2000 and $8.57 reported in 1999.

RESULTS OF OPERATIONS

      Net interest income, which is the difference between interest and dividend income earned on earning assets and interest expense paid on interest-bearing liabilities, is the main contributor to net income. Increases or decreases in interest rates affect the yields earned on loans and investments and the cost of deposits and borrowings needed to fund these earning assets. On a fully tax equivalent basis, our net interest income was $15.2 Million in 2001, $15.7 Million in 2000 and $15.0 Million in 1999. Although we saw growth of $20.8 Million in average earning assets from $344.2 Million in 2000 to $365.0 in 2001, the historical 475 basis-point reduction in interest rates during the year continued to compress our net interest margins. As our national economy slipped into a recession during the first quarter of 2001, the prompt aggressive action by the Federal Reserve Bank to reduce short-term interest rates in an attempt to stimulate growth in our economy impacted our net interest margin as a result of loan and investment repricing at lower interest rates due to refinancing opportunities and prepayments. Average earning assets produced a fully taxable equivalent yield of 7.55% in 2001, compared to 8.26% in 2000, and 8.08% in 1999.

      The loan portfolio, which generally produces higher interest yields than our investment portfolio, represented only 63.70% of average assets in 2001, compared to 66.65% in 2000, and 66.12% in 1999.

      Cost of funds decreased to 4.21% in 2001 compared to 4.51% in 2000 and 4.09% in 1999. During 2001, the average balances in interest-bearing liabilities increased to $292.8 Million, compared to $281.3 Million in 2000 and $262.7 Million in 1999.

      The net interest spread, representing the difference between the weighted average yield earned on our assets and the weighted average cost of interest-bearing liabilities decreased to 3.34% in 2001 from 3.75% in 2000 and 3.99% reported in 1999.

      Net yield on earning assets, which represents net interest income as a percentage of average earning assets decreased to 4.18% in 2001 from 4.58% in 2000 and 4.71% in 1999. As our earning assets repriced to lower interest rates at a faster pace than our interest-bearing liabilities, our earnings were negatively impacted as a direct result of decreasing interest margins.

      The Provision for Loan Losses is a charge against earnings and funds the Allowance for Loan Losses. It is management's desire to maintain an appropriate ratio of the Allowance for Possible Loan Losses to total outstanding loans. The Bank's provision for 2001 was $750,000, a decrease of $450,000 from $1,200,000 recorded in 2000. The 1999 provision was $550,000.
The increased provision in 2000 was attributed to management's decision to change the methodology and guidelines used in calculating the adequate level of loan loss reserves required to offset any possible unforeseeable loss exposure within our loan portfolio. Increasing credit risk due to a higher commercial real estate loan portfolio during 2000 is responsible for the review and change in the methodology and guidelines.

      Total Other Income for 2001 decreased by $86,903 or 4.6% to $1,769,532 from $1,856,435 recorded during 2000. Service charges on deposit accounts decreased slightly in 2001 to $561,370 when compared to $564,444 in 2000 and $618,303 in 1999. These decreases are primarily due to a lower amount of service charges being realized on demand deposit accounts, as a result of higher levels of compensating balances maintained in the business checking account category.

      During 2001, due to unfavorable stock market conditions as a result of the state of the economy, only $14,934 was realized as gains on sales of various marketable corporate equity securities, compared to $333,581 during 2000 and $666,898 in 1999.

      Increase in cash surrender value of life insurance policies associated with both the Directors' Life Insurance and Executive Officers' Life Insurance increased by $68,168 from $282,855 reported as of year end 2000 to $351,023 in 2001. This increase is due to an annual increase in the cash surrender value of these policies. Purchase of policies in 2001 for newly hired executives totaled $515,500, which generated additional earnings. The purchase of $1.7 Million in Bank Owned Life Insurance for Directors originated in 1998 and in 2000, approximately $5.0 Million was purchased for Executives.

      The line item Other Income represents income earned on safe deposit box rentals, checkbook printing revenue, exchange and commission fees, recoveries of previously recorded losses relating to check fraud, and customer investment commission fees. In addition, the Bank sold a vacant parcel of land at our Fairhaven branch location recognizing a gain of $105,000 in 2001.

      Total Other Expense increased by $1,202,505 to $11,408,387, when compared to $10,205,882 recorded in 2000 and $10,556,569 in 1999. Salaries and Employee Benefits, which is the largest component of this category, increased by $1,054,320 to $7,124,377, up from $6,070,057 recorded in 2000.
In 1999, Salaries and Benefits were $5,780,176. These increased expenses were due to general wage adjustments and staff additions in the lending, marketing, training, and customer investment areas of the Bank. Also, our medical insurance premiums increased by approximately 20%. Occupancy and Equipment Expense combined totaled $1,426,855 in 2001, up by $36,500 when compared to $1,390,355 reported in 2000 and $1,358,415 in 1999.

      Costs associated with stationery and supplies were $241,186 in 2001, a slight increase of $16,685 when compared to $224,501 in 2000. These same costs were $255,665 in 1999.

      Professional fees associated with legal, audit, collection and repossession, and consultant expenses decreased by $20,399, from $385,079 in 2000 to $364,680 in 2001. These expenses in 1999 were $410,753.

      Marketing Expenses attributed to advertising, business development, and public relations decreased by $135,480, from $556,960 in 2000 to $421,480 in 2001. Marketing Expense in 1999 was $428,534. There was an increase in television advertising during 2000. As we continue to promote and develop the Bank in our market areas, we attempt to control cost as much as possible.

      The assessment for F.D.I.C. deposit insurance increased by $96,621 in 2001, from $63,684 in 2000 to $160,305. In 1999, this cost was $34,226. This increase is related to the issuance of the Memorandum of Understanding, an informal agreement between the F.D.I.C. and the Bank.

      Gains and Losses on Sales of Other Real Estate Owned is a result of sales of real estate acquired through the foreclosure process. In 2001, the Bank had no Other Real Estate Owned. The Bank realized a gain of $49,758 in 2000 on the sale of OREO, and a loss of $29,069 recognized in 1999.

      Writedowns of Other Real Estate Owned occurs when bank owned property is adjusted to the current appraised value if the fair market value is less than the amount carried by the Bank. In 2001 and 2002, the Bank incurred no writedown compared to a $57,024 writedown charge in 1999.

      The following table sets forth the components of the line item Other Expense.


                                      2001          2000          1999
-------------------------------------------------------------------------

Amortization of Goodwill           $  226,800    $  226,800    $  226,800
Communications                        326,234       308,636       317,993
Other Real Estate Owned Expense             0        38,000       161,632
Committee Fees                        190,900       189,350       183,900
Other Various Expense                 925,570       802,218     1,312,382
-------------------------------------------------------------------------
Other Expense Total                $1,669,504    $1,565,004    $2,202,707
=========================================================================

      Goodwill arising from the acquisition of Fairbank, Inc. has been amortized on a straight-line basis over a period of fifteen years. The amortization of goodwill ceases upon the adoption of Statement of Financial Accounting Standards No. 142 effective January 1, 2002, which requires that goodwill no longer be amortized, but instead be reviewed and tested for impairment on an annual basis.

      Communications Expense increased by $17,598 in 2001 due to an increase in the postage rate. This expense was $308,636 and $317,993 respectively for 2000 and 1999.

      Since the Bank had no Other Real Estate Owned during 2001, no expenses relating to this property were incurred. OREO expenses for 2000 were $38,000 and $161,632 in 1999.

      Other Various Expenses increased by $123,352 in 2001 from $802,218 reported in 2000 to $925,570. This expense in 1999 was $1,312,382. The 2001 increase is primarily attributed to an increase in ACH fees of $28,100, ATM charges of $66,400, and computer service fees of $19,000. The amount reported in 1999 includes a one-time charge of $277,643 to settle a court judgment resulting from a civil suit.

      Income before income taxes totaled $4,608,285 as of year-end 2001, a decrease of $1,329,943 when compared to $5,938,228 reported as of December 31, 2000. Applicable taxes decreased by $465,757 to $1,398,032 when compared to $1,863,789 reported in the prior year. The establishment in 1999 of Slade's Ferry Preferred Capital Corporation (REIT) to utilize certain state tax savings strategies continues to benefit the Bank.

      The Company's net earnings were $3,210,253, $4,074,439, and $3,856,488 for 2001, 2000, and 1999 respectively. Diluted earnings per share were $.84 for twelve months ending December 31, 2001 compared to $1.09 for the same period in 2000.

Unaudited Quarterly Financial Summary


(Dollars in Thousands)    March 31    June 30    September 30    December 31
----------------------------------------------------------------------------
2001:
Revenues                   $7,618     $7,348        $7,377         $6,750
Operating Income            1,259      1,002         1,214          1,133
Net Income                    869        715           832            794
Earnings per share
  Diluted                  $ 0.22     $ 0.19        $ 0.22         $ 0.21
  Basic                    $ 0.22     $ 0.19        $ 0.22         $ 0.21

2000:
Revenues                   $7,104     $7,301        $7,467         $8,170
Operating Income            1,486        712         1,730          2,010
Net Income                  1,008        512         1,187          1,367
Earnings per share
  Diluted                  $ 0.27     $ 0.14        $ 0.32         $ 0.36
  Basic                    $ 0.27     $ 0.14        $ 0.32         $ 0.36

FINANCIAL CONDITION

Loans

      Loan demand for residential real estate loans increased during 2001 as new and existing homeowners took advantage of much lower interest rates. New commercial loan commitments, the largest component of our loan portfolio, decreased due to the recession, as borrowers focused on refinancing existing debt to lower rates. As a result, total loans decreased slightly by 0.9% from year end 2000 to 2001. The loan portfolio decreased by $2.3 Million to $253.9 Million when compared to $256.2 Million reported at December 31, 2000. The largest segment of the loan portfolio is commercial real estate loans representing 51% of total loans. These loans are collateralized by various types of commercial properties, without any predominate type of property nor concentration of credit in any one industry. The properties consist of apartment complexes, medical centers, strip malls, factories with multiple tenants, and retail office units located in the Bank's market area extending throughout

Southeastern Massachusetts and nearby cities and towns in Rhode Island. Commercial real estate loans generally have a higher degree of credit risk than residential real estate loans because they are predominately dependant on the success of the business. The Bank adheres to a credit criteria policy that strives to maintain the quality of the loan portfolio. The process of granting a commercial loan consists of an independent analysis of the financial condition of the borrower and the business entity by the Bank's credit analysis division. In turn, the borrowing request is further evaluated by the Loan Committee and all loans in excess of $100,000 are submitted to the Executive Committee of the Board of Directors for final approval before the loan is granted. Periodically, during the life of the loan, analysis of financial statements of the business is performed to determine if there are any weaknesses or negative trends developing, and if so, contact with the borrower is made to ascertain the cause and what remedial action is planned.

      Another component in the loan portfolio is residential real estate which accounts for 24% of the loan portfolio and is comprised of mortgages on one to four family properties. Credit is granted based on income to debt ratio, a satisfactory credit report and the appraised value of the property. The Bank also provides a program to encourage home ownership for first-time homebuyers.

      Other types of loans total 25% of the portfolio and are comprised of commercial loans which are generally short-term loans to finance business inventory, consumer credit installment loans, automobile financing and credit card loans.

Investments
-----------

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

      The Available-for-Sale category at December 31, 2001 had net unrecognized losses of $132,759 of which $727,847 in unrecognized gains, net are attributed to securities of U.S. Treasury, other U.S. Government corporations and agencies, mortgage-backed securities and corporate debt securities, and $860,606 in unrecognized losses, net are attributable to marketable equity securities.

      Securities of U.S. Treasury, U.S. Government corporations and agencies, and mortgage-backed securities have little or no credit risk, other than being sensitive to changes in interest rates; and if held to maturity, these securities will mature at par. The Company amortizes premiums and accretes discounts over the life of the security.

      Marketable equity securities, however, have a greater risk as they are subject to rapid market fluctuations. These securities are constantly monitored and evaluated to determine their suitability for sale or retention in the portfolio. Management minimizes its risk by limiting the total amount invested into marketable equity securities to 6.5% of the total investment portfolio. At December 31, 2001, the amount invested in marketable equity securities at amortized cost was 6.3% of the total investment portfolio distributed over various business sectors.

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

Deposits and Other Liabilities

      Total deposits remained flat through most of 2001. Certificates of deposit (term deposits) is the largest component of interest-bearing deposits with maturities extending out to a maximum of three years. Total interest-bearing deposits decreased by approximately $1.0 Million from $272.7 Million to $271.7 Million. Due to the significant decrease in short-term rates over the last twelve months, customers are attempting to find better yielding alternative investments. Offsetting this decrease in interest-bearing deposits was an increase of $1.0 Million in noninterest bearing deposits.

      The Bank is a member of the Federal Home Loan Bank (FHLB) and borrows funds secured by residential mortgage loans and other assets. This borrowing mechanism enables the Bank to match-fund loans to commercial borrowers who meet certain credit and deposit requirements. At December 31, 2001, the Bank had $17.0 Million of loans match-funded with FHLB compared to $12.7 Million at year end 2000.

Asset/Liability Management and Interest Rate Risk
-------------------------------------------------

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

      A positive gap results when more assets than liabilities are expected to reprice within a certain time frame, and a negative gap reflects an excess of liabilities repricing in that period. A positive gap would tend to increase net interest income when rates are rising and decrease net interest income when rates are falling. A negative gap position would tend to produce the opposite effect. At December 31,

2001, for the period from 0 days to 2 years, the Company has a cumulative negative gap position of $12.4 Million. This equates to a percentage of total assets of a negative 3.14% which is within the specific target for interest rate sensitivity established by the Company. The negative gap occurs as a result of the amount of deposits that are subject to repricing during this time period.

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

                         Estimated Exposure as a Percentage
       Rate Change             of Net Interest Income
      (Basis Points)             December 31, 2001              Dollar Impact
-----------------------------------------------------------------------------

           +200                       (0.72%)                    ($108,000)
           -200                       (5.51%)                    ($820,000)

      The model used to monitor earnings-at-risk provides management a measurement tool to assess the effect of changes in interest rates on the Company's current and future earnings. The 10% limit established by the Company provides an internal tolerance level to control interest rate risk exposure.

Nonperforming Assets
--------------------

      The Company considers nonaccrual loans, loans past due 90 days or more but still accruing, restructured loans not performing in accordance with amended terms, and real estate acquired through foreclosure as nonperforming assets. Nonperforming assets as a total decreased to $1.6 Million at year end 2001, from $2.8 Million reported at year end 2000. At year end 1999, nonperforming assets totaled $2.4 Million.

      Nonaccrual loans is the largest component of nonperforming assets, and at December 31, 2001, this category decreased to $1.1 Million from $2.4 Million reported at end of previous year.

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

      Loans 90 days or more past due but still accruing increased to $444,000 at year end 2001 from $335,000 reported at year end 2000. Management continues to accrue on these loans due to the excess values of collateral securing these loans compared to their outstanding balances.

      There was no real estate acquired by foreclosure or substantively repossessed at December 31, 2001 and at the end of the prior year.

      The percentage of nonaccrual loans to total loans decreased from the prior year due to the decrease of loans in the nonaccrual category and the decline of the loan portfolio. In addition, the percentage of nonaccrual loans, restructured loans and real estate acquired by foreclosure to total assets decreased as result of increased asset levels. The $137,000 of restructured loans represents one borrower where the original loan term was amended and payments are current under the amended terms.

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

      At December 31, 2001, there were $7,521,689 of loans which the Company has determined to be impaired, of which $7,461,437 have a related allowance for credit losses of $1,195,324. As of December 31, 2000, the recorded investment in impaired loans was $3,178,869, with a related allowance for credit losses of $424,557. The increase during 2001 was primarily due to the addition to impairment of two loans totaling approximately $4,700,000, which have related credit loss allowances. Management is not aware of any other loans that pose a potential credit risk or where the loans are current but the borrowers are experiencing financial difficulty.

Allowance for Loan Losses
-------------------------

      The table below illustrates the changes in the Allowance for Loan Losses for the periods indicated.


(Dollars In Thousands)              2001      2000      1999      1998      1997
---------------------------------------------------------------------------------

Balance at January 1               $4,776    $3,766    $3,569    $3,694    $3,354
---------------------------------------------------------------------------------
Charge Offs:
  Commercial                          (73)     (194)     (221)       (0)      (40)
  Real estate construction             (0)       (0)       (0)       (0)       (0)
  Real estate mortgage                 (0)      (23)      (23)     (716)     (147)
  Installment/Consumer                (28)     (138)     (158)      (76)      (68)
---------------------------------------------------------------------------------
                                     (101)     (355)     (402)     (792)     (255)
---------------------------------------------------------------------------------
Recoveries:
  Commercial                           14        50        11         8        41
  Real estate construction              0         0         0         0         0
  Real estate mortgage                 29        92        24        43        16
  Installment/Consumer                 16        23        14        16        38
---------------------------------------------------------------------------------
                                       59       165        49        67        95
---------------------------------------------------------------------------------
Net charge offs                       (42)     (190)     (353)     (725)     (160)
---------------------------------------------------------------------------------
Additions charged to
 operations                           750     1,200       550       600       500
Allowance attributable to
 acquisition                            0         0         0         0         0
---------------------------------------------------------------------------------
Balance at end of period           $5,484    $4,776    $3,766    $3,569    $3,694
=================================================================================
Allowance for Loan Losses as a
 percent of year end loans           2.16%     1.86%     1.56%     1.64%     1.73%
Ratio of net charge offs to
 average loans outstanding          (0.02%)   (0.08%)   (0.15%)   (0.34%)   (0.08%)

      The Allowance for Loan Losses is available to absorb losses on loans deemed by management as uncollectible. In assessing the adequacy of the level of the allowance, management considers the status of nonaccrual loans and specific borrower situations, the current and anticipated economic climate of the area, including national credit trends and the historical credit experiences within the region. Additions to the allowance are provided by charges to earnings and recoveries on previously charged-off loans. Deductions from the Allowance are transacted as a charge-off when a loan is deemed uncollectible. The Allowance for Loan Losses as a percentage of outstanding loans at December 31, 2001, was 2.16% compared to 1.86% reported at year end 2000. The ratios at years ending 1999, 1998, and 1997 were 1.56%, 1.64% and 1.73% respectively. In 2001, the Company provided $750,000 to the Allowance and recovered $58,821 from previously charged-off loans.

      Loans charged-off during 2001 totaled $100,662 resulting in net charge-offs of $41,841. Net charge-offs for prior years were $189,512, $353,410, $724,583, and $160,446 for 2000, 1999, 1998 and 1997 respectively.

      In addition to management's assessment of the Allowance for Loan Losses, the Allowance is also evaluated by regulatory agencies and independent accountants as part of their examination and audit procedures.

Liquidity
---------

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

      Liquidity in 2001 was primarily provided by the proceeds from the maturities and sales of securities totaling $57.6 Million, a decrease in loans of $2.2 Million, and advances, net of payments, from the Federal Home Loan Bank of $4.3 Million. These were offset by purchases of securities of $65.2 Million, and purchases of life insurance policies for Executive Officers of $.5 Million. Other factors affecting liquidity included cash provided by operating activities and financing activities as indicated in the cash flow statements.

Capital
-------

      As of December 31, 2001, the Company had total capital of $38,466,131. This represents an increase of $2,791,758 from $35,674,373 reported on December 31, 2000. The increase in capital was a combination of several factors. Additions consisted of twelve months earnings of $3,210,253 and transactions originating through the Dividend Reinvestment Program whereby 7,279.818 shares were issued for cash contributions of $73,649 and 73,142.144 shares were issued for $803,933 in lieu of cash dividend payments. These additions were offset by dividends paid of $1,689,574.

      Also, affecting capital is the line item Accumulated other comprehensive income (loss) which reflects net unrealized gains or losses, net of taxes, on securities classified as Available-for-Sale and the minimum pension liability adjustment. On December 31, 2000, the Available-for-Sale portfolio had unrealized losses, net of taxes, of $596,543, and on December 31, 2001, as a result of current market values, the portfolio reflects unrealized losses, net of taxes, of $120,943. There was an increase in the minimum pension liability adjustment from $24,143, net of taxes, recorded December 31, 2000 to $106,246 as of December 31, 2001.

      Under the requirements for Risk Based and Leverage Capital of the federal banking agencies, a minimum level of capital will vary among banks based on safety and soundness of operations. Risk Based Capital ratios are calculated with reference to risk-weighted assets, which include both on and off balance sheet exposure.

      Under the revised informal agreement entered into with the Massachusetts Commissioner of Banks and the Federal Deposit Insurance Corporation, effective January 17, 2002, the Bank is required to maintain a seven (7) percent Tier I Leverage Capital. As of December 31, 2001, this ratio was 7.74%.

      In addition to meeting the required levels, the Company and the Bank's Capital ratios meet the criteria of the "well capitalized" category established by the federal banking agencies as of December 31, 2001.

      The following table illustrates the capital position of Slade's Ferry Bancorp and Slade's Ferry Trust Company for years ending December 31, 2001 and 2000.


Slade's Ferry Bancorp                                      2001                  2000
--------------------------------------------------------------------------------------------
(Dollars in Thousands)                               Amount     Ratio      Amount     Ratio
--------------------------------------------------------------------------------------------

Total Capital (to Risk Weighted Assets)             $ 39,393    14.43%    $ 36,994    13.24%
Minimum required                                      21,832     8.00       22,360     8.00
  Excess                                              17,561     6.43       14,634     5.24
Tier I Capital (to Risk Weighted Assets)              35,956    13.18       33,484    11.98
Minimum required                                      10,916     4.00       11,180     4.00
  Excess                                              25,040     9.18       22,304     7.98
Risk Adjusted Assets, net of goodwill,
 nonqualifying intangibles, excess allowance
 and excess deferred tax assets                      272,900               279,499
Tier I Capital (Leverage Ratio)                       35,956     8.98       33,484     8.74
Minimum required                                      16,025     4.00       15,323     4.00
  Excess                                              19,931     4.98       18,161     4.74
Quarterly average total assets, net of goodwill,
 nonqualifying intangibles and excess deferred
 tax assets                                          400,625               383,112


Slade's Ferry Trust Company                                2001                  2000
--------------------------------------------------------------------------------------------
(Dollars in Thousands)                               Amount     Ratio      Amount     Ratio
--------------------------------------------------------------------------------------------

Total Capital (to Risk Weighted Assets)             $ 34,046    12.55%    $32,703    11.76%
Minimum required                                      21,697     8.00      22,253     8.00
  Excess                                              12,349     4.55      10,450     3.76
Tier I Capital (to Risk Weighted Assets)              30,630    11.29      29,210    10.50
Minimum required                                      10,849     4.00      11,126     4.00
  Excess                                              19,781     7.29      18,084     6.50
Risk Adjusted Assets, net of goodwill,
 nonqualifying intangibles, excess allowance
 and excess deferred tax assets                      271,225              278,190
Tier I Capital (Leverage Ratio)                       30,630     7.74      29,210     7.69
Minimum required(1)                                   15,834     4.00      15,186     4.00
  Excess                                              14,796     3.74      14,024     3.69
Quarterly average total assets, net of goodwill,
 nonqualifying intangibles and excess deferred
 tax assets                                          395,850              379,844

<F1>  The Bank is required to maintain a 7% Tier 1 Leverage Capital ratio under the revised informal agreement with the Massachusetts
      Commissioner of Banks and the Federal Deposit Insurance Corporation, effective January 17, 2002.

                                   ITEM 7A

         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The most significant market risk factor affecting the financial condition and operating results of Slade's Ferry Bancorp is interest rate risk. Reference is hereby made to this Form 10-K, pages 10 and 11, under the headings "Interest Rate Risk" and "Interest Sensitivity GAP Report" for a discussion of market risk.

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

                                  PART III

                                   ITEM 10

             DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Reference is hereby made to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders April 08, 2002. The information set forth under the heading "Directors and Executive Officers" and under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" of such Proxy Statement is incorporated herein by reference.

                                   ITEM 11

                           EXECUTIVE COMPENSATION

      Reference is hereby made to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders April 08, 2002. The information set forth under the heading "Executive Compensation Tables and Information" of such Proxy Statement is incorporated herein by reference.

                                   ITEM 12

       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Reference is hereby made to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders April 08, 2002. The information set forth under this heading of such Proxy Statement is incorporated herein by reference.

                                   ITEM 13

               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Reference is hereby made to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders April 08, 2002. The information set forth under this heading of such Proxy Statement is incorporated herein by reference.

                                   ITEM 14

      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report:

      (1)   Consolidated Financial Statements
                                                                    Page
                                                                    ----
            Independent Auditors' Report                             F-2
            Consolidated Balance Sheets                              F-3
            Consolidated Statements of Income                        F-4
            Consolidated Statements of Changes in
             Stockholders' Equity                                    F-5
            Consolidated Statements of Cash Flows                    F-7
            Notes to Consolidated Financial Statements               F-9

      (2)   Financial Statement Schedules
            All financial statement schedules required by Item 14(a)(2) have been omitted because they are inapplicable or because the required information has been included in the Consolidated Financial Statements or Notes thereto.

      (3)   Exhibits: see attached Exhibits Index                    Page X-1

(b) Reports on Form 8-K: A Form 8-K was filed on February 8, 2002 reporting the retirement and resignation from the Board of Directors of both the Bank and the Company as of March 29, 2002 of James D. Carey, the President and CEO of the Bank and Executive Vice President of the Company.

                        INDEX TO FINANCIAL STATEMENTS

Slade's Ferry Bancorp and Subsidiaries                         Page
                                                               ----

Independent Auditors' Report                                    F-2

Consolidated Balance Sheets as of December 31, 2001
 and December 31, 2000                                          F-3

Consolidated Statements of Income for the years ended
 December 31, 2001, December 31, 2000 and December 31, 1999     F-4

Consolidated Statements of Changes in Stockholders' Equity
 for the years ended December 31, 2001,
 December  31, 2000 and December 31, 1999                       F-5

Consolidated Statements of Cash Flows for the  years ended
 December 31, 2001, December 31, 2000 and December 31, 1999     F-7

Notes to Consolidated Financial Statements                      F-9

                     SHATSWELL, MACLEOD & COMPANY, P.C.
                        CERTIFIED PUBLIC ACCOUNTANTS

                               83 PINE STREET
                   WEST PEABODY, MASSACHUSETTS 01960-3635
                          TELEPHONE (978) 535-0206
                          FACSIMILE (978) 535-9908


The Board of Directors
and Stockholders
Slade's Ferry Bancorp
Somerset, Massachusetts

                        INDEPENDENT AUDITORS' REPORT
                        ----------------------------

We have audited the accompanying consolidated balance sheets of Slade's Ferry Bancorp and Subsidiary as of December 31, 2001 and 2000 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Slade's Ferry Bancorp and Subsidiary as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                       /s/SHATSWELL, MacLEOD & COMPANY, P.C.
                                       SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts
January 11, 2002

                    SLADE'S FERRY BANCORP AND SUBSIDIARY
                    ------------------------------------

                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------

                         December 31, 2001 and 2000
                         --------------------------



                                                                               2001             2000
                                                                           -----------------------------

ASSETS
Cash and due from banks                                                    $ 13,730,752     $ 15,847,819
Interest bearing demand deposits with other banks                               174,945           99,363
Money market mutual funds                                                        86,613          113,527
Federal Home Loan Bank overnight deposit                                      6,000,000
Federal funds sold                                                            8,700,000       12,000,000
                                                                           -----------------------------
      Cash and cash equivalents                                              28,692,310       28,060,709
Interest bearing time deposit with other bank                                   100,000
Investments in available-for-sale securities (at fair value)                 79,105,537       67,993,096
Investments in held-to-maturity securities (fair values of $16,590,243
 as of December 31, 2001 and $19,088,080 as of December 31, 2000)            16,281,712       19,102,496
Federal Home Loan Bank stock                                                  1,013,400        1,013,400
Loans, net                                                                  248,017,635      250,848,831
Premises and equipment                                                        6,455,837        6,765,689
Goodwill                                                                      2,173,368        2,400,168
Accrued interest receivable                                                   1,953,989        2,351,926
Cash surrender value of life insurance                                        7,697,441        6,830,918
Other assets                                                                  3,269,334        3,252,123
                                                                           -----------------------------
      Total assets                                                         $394,760,563     $388,619,356
                                                                           =============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing                                                      $ 65,293,871     $ 64,273,911
  Interest-bearing                                                          271,749,471      272,726,990
                                                                           -----------------------------
      Total deposits                                                        337,043,342      337,000,901
Federal Home Loan Bank advances                                              16,983,087       12,725,908
Other borrowed funds                                                            465,216        1,200,000
Other liabilities                                                             1,749,787        1,965,174
                                                                           -----------------------------
      Total liabilities                                                     356,241,432      352,891,983
                                                                           -----------------------------
Preferred stockholders' equity in a subsidiary company                           53,000           53,000
                                                                           -----------------------------

Stockholders' equity:
  Common stock, par value $.01 per share; authorized 10,000,000 shares;
   issued and outstanding 3,869,924.9 shares in 2001 and 3,789,503.5
   shares in 2000                                                                38,700           37,895
  Paid-in capital                                                            26,761,997       25,885,220
  Retained earnings                                                          11,892,623       10,371,944
  Accumulated other comprehensive loss                                         (227,189)        (620,686)
                                                                           -----------------------------
      Total stockholders' equity                                             38,466,131       35,674,373
                                                                           -----------------------------
      Total liabilities and stockholders' equity                           $394,760,563     $388,619,356
                                                                           =============================

The accompanying notes are an integral part of these consolidated financial statements.

                    SLADE'S FERRY BANCORP AND SUBSIDIARY
                    ------------------------------------

                      CONSOLIDATED STATEMENTS OF INCOME
                      ---------------------------------

                Years Ended December 31, 2001, 2000 and 1999
                --------------------------------------------


                                                              2001           2000           1999
                                                          -----------------------------------------

Interest and dividend income:
  Interest and fees on loans                              $21,554,165    $22,486,187    $20,529,165
  Interest and dividends on securities:
    Taxable                                                 4,410,499      4,588,612      4,265,369
    Tax-exempt                                                533,287        524,652        499,384
  Interest on federal funds sold                              598,934        509,738        218,772
  Other interest                                              226,785         77,157         40,211
                                                          -----------------------------------------
      Total interest and dividend income                   27,323,670     28,186,346     25,552,901
                                                          -----------------------------------------

Interest expense:
  Interest on deposits                                     11,333,086     11,918,906     10,333,314
  Interest on Federal Home Loan Bank advances                 965,008        728,622        303,341
  Interest on other borrowed funds                             28,436         51,143        116,976
                                                          -----------------------------------------
      Total interest expense                               12,326,530     12,698,671     10,753,631
                                                          -----------------------------------------
      Net interest and dividend income                     14,997,140     15,487,675     14,799,270
Provision for loan losses                                     750,000      1,200,000        550,000
                                                          -----------------------------------------
      Net interest and dividend income after
       provision for loan losses                           14,247,140     14,287,675     14,249,270
                                                          -----------------------------------------

Other income:
  Service charges on deposit accounts                         561,370        564,444        618,303
  Overdraft service charges                                   257,586        250,454        269,508
  Gain on sales of available-for-sale securities, net          14,934        333,581        666,898
  Increae in cash surrender value of
   life insurance policies                                    351,023        282,855         40,664
  Other income                                                584,619        425,101        491,171
                                                          -----------------------------------------
      Total other income                                    1,769,532      1,856,435      2,086,544
                                                          -----------------------------------------

Other expense:
  Salaries and employee benefits                            7,124,377      6,070,057      5,780,176
  Occupancy expense                                           861,407        822,890        795,705
  Equipment expense                                           565,448        567,465        562,710
  Stationary and supplies                                     241,186        224,501        255,665
  Professional fees                                           364,680        385,079        410,753
  Marketing expense                                           421,480        556,960        428,534
  FDIC deposit insurance premium                              160,305         63,684         34,226
  (Gain) loss on sales of other real estate owned, net                       (49,758)        29,069
  Writedown of other real estate owned                                                       57,024
  Other expense                                             1,669,504      1,565,004      2,202,707
                                                          -----------------------------------------
      Total other expense                                  11,408,387     10,205,882     10,556,569
                                                          -----------------------------------------
      Income before income taxes                            4,608,285      5,938,228      5,779,245
Income taxes                                                1,398,032      1,863,789      1,922,757
                                                          -----------------------------------------
      Net income                                          $ 3,210,253    $ 4,074,439    $ 3,856,488
                                                          =========================================

Earnings per common share                                 $       .84    $      1.09    $      1.06
                                                          =========================================

Earnings per common share assuming dilution               $       .84    $      1.09    $      1.05
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

                    SLADE'S FERRY BANCORP AND SUBSIDIARY
                    ------------------------------------

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         ----------------------------------------------------------

                Years Ended December 31, 2001, 2000 and 1999
                --------------------------------------------


                                                                                    Accumulated
                                                                                       Other
                                                                                   Comprehensive
                                          Common       Paid-in       Retained          Income
                                           Stock       Capital       Earnings          (Loss)          Total
                                          ------       -------       --------      -------------       -----

Balance, December 31, 1998                $34,464    $22,285,220    $ 7,103,642     $   284,059     $29,707,385
Comprehensive income:
  Net income                                                          3,856,488
  Other comprehensive loss                                                          (1,437,677)
    Comprehensive income                                                                              2,418,811
Issuance of common stock from dividend
 reinvestment plan                            554        639,344                                        639,898
Stock issuance relating to optional
 cash contribution plan                       186        222,883                                        223,069
Dividends declared ($.36 per share)                                  (1,324,917)                     (1,324,917)
                                          ---------------------------------------------------------------------
Balance, December 31, 1999                 35,204     23,147,447      9,635,213      (1,153,618)     31,664,246
Comprehensive income:
  Net income                                                          4,074,439
  Other comprehensive income                                                            532,932
    Comprehensive income                                                                              4,607,371
Issuance of common stock from dividend
 reinvestment plan                            749        739,805                                        740,554
Stock issuance relating to optional
 cash contribution plan                       157        151,124                                        151,281
Stock options exercised                        17         14,009                                         14,026
Issuance of 5% common stock dividend        1,768      1,832,835     (1,836,628)                         (2,025)
Dividends declared ($.40 per share)                                  (1,501,080)                     (1,501,080)
                                          ---------------------------------------------------------------------
Balance, December 31, 2000                 37,895     25,885,220     10,371,944        (620,686)     35,674,373

Comprehensive income:
  Net income                                                          3,210,253
  Other comprehensive income                                                            393,497
    Comprehensive income                                                                              3,603,750
Issuance of common stock from dividend
 reinvestment plan                            732        803,201                                        803,933
Stock issuance relating to optional
 cash contribution plan                        73         73,576                                         73,649
Dividends declared ($.44 per share)                                  (1,689,574)                     (1,689,574)
                                          ---------------------------------------------------------------------
Balance, December 31, 2001                $38,700    $26,761,997    $11,892,623     $  (227,189)    $38,466,131
                                          =====================================================================

                    SLADE'S FERRY BANCORP AND SUBSIDIARY
                    ------------------------------------

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         ----------------------------------------------------------

                Years Ended December 31, 2001, 2000 and 1999
                --------------------------------------------
                                 (continued)

Other comprehensive income and reclassification disclosure for the years ended December 31:


                                                   2001          2000            1999
                                                 ---------------------------------------

Unrealized gains (losses) on securities
  Net unrealized gain (loss) on
   available-for-sale securities                 $853,519     $1,279,547     $(1,827,534)
  Reclassification adjustment for realized
   gains in net income                            (14,934)      (333,581)       (666,898)
                                                 ---------------------------------------
                                                  838,585        945,966      (2,494,432)
  Income tax (expense) benefit                   (362,985)      (391,915)        978,894
                                                 ---------------------------------------
                                                  475,600        554,051      (1,515,538)
                                                 ---------------------------------------
Minimum pension liability adjustment             (138,992)       (35,752)        141,705
Income tax (expense) benefit                       56,889         14,633         (63,844)
                                                 ---------------------------------------
                                                  (82,103)       (21,119)         77,861
                                                 ---------------------------------------
Other comprehensive income (loss), net of tax    $393,497     $  532,932     $(1,437,677)
                                                 =======================================

Accumulated other comprehensive loss consists of the following as of December 31:


                                                           2001          2000           1999
                                                        ---------------------------------------

  Net unrealized losses on available-for-sale
   securities, net of taxes                             $(120,943)    $(596,543)    $(1,150,594)
  Minimum pension liability adjustment, net of taxes     (106,246)      (24,143)         (3,024)
                                                        ---------------------------------------
  Accumulated other comprehensive loss                  $(227,189)    $(620,686)    $(1,153,618)
                                                        =======================================

The accompanying notes are an integral part of these consolidated financial statements.

                    SLADE'S FERRY BANCORP AND SUBSIDIARY
                    ------------------------------------

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------

                Years Ended December 31, 2001, 2000 and 1999
                --------------------------------------------


                                                                   2001            2000            1999
                                                               -------------------------------------------

Cash flows from operating activities:
  Net income                                                   $ 3,210,253     $ 4,074,439     $ 3,856,488
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Accretion, net of amortization of securities                   152,995           2,929         (35,079)
    Receipt of shares of stock from demutualized
     insurance company                                                                            (163,901)
    Gain on sales of available-for-sale securities, net            (14,934)       (333,581)       (666,898)
    Change in unearned income                                     (137,081)        (75,141)        (96,745)
    Provision for loan losses                                      750,000       1,200,000         550,000
    Depreciation and amortization                                  685,577         709,152         692,397
    Gain on sale of property                                      (107,109)
    (Gain) loss on sales of other real estate owned, net                           (49,758)         29,069
    Writedown of other real estate owned                                                            57,024
    Increase in cash surrender value of life
     insurance policies                                           (351,023)       (282,855)        (40,664)
    Amortization of goodwill                                       226,800         226,800         226,800
    Accretion, net of amortization of fair market value
     adjustments                                                    (8,550)        (11,400)         (7,140)
    (Increase) decrease in other assets                             12,061          (2,114)         (4,132)
    (Increase) decrease in prepaid expenses                        (28,262)         52,580        (200,106)
    Increase in income taxes receivable                           (120,379)
    (Increase) decrease in interest receivable                     397,937        (409,175)       (344,469)
    Increase (decrease) in other liabilities                        (4,085)         61,352          (3,482)
    Increase (decrease) in accrued expenses                       (158,468)       (379,813)        394,978
    Increase (decrease) in interest payable                        (53,826)         76,045           5,697
    Deferred tax (benefit) expense                                (196,033)       (260,758)         11,331
    Increase (decrease) in taxes payable                          (180,512)        680,208        (248,502)
    Minority interest in subsidiary                                                                 53,000
                                                               -------------------------------------------

  Net cash provided by operating activities                      4,075,361       5,278,910       4,065,666
                                                               -------------------------------------------

Cash flows from investing activities:
  Increase in interest bearing time deposits
   with other banks                                               (100,000)
  Purchases of available-for-sale securities                   (61,088,695)    (13,211,935)    (22,923,708)
  Proceeds from sales of available-for-sale securities             891,375       2,884,051       5,728,160
  Proceeds from maturities of available-for-sale securities     49,790,967       4,880,762      12,335,599
  Purchases of held-to-maturity securities                      (4,156,673)     (5,317,668)     (7,946,052)
  Proceeds from maturities of held-to-maturity securities        6,971,893       5,737,924       9,463,368
  Purchases of Federal Home Loan Bank stock                                                       (113,500)
  Loan originations and principal collections, net              19,935,261      (9,609,846)    (22,744,310)
  Purchases of loans                                           (17,767,255)     (4,589,892)     (1,357,963)
  Recoveries of loans previously charged off                        58,821         165,300          48,798
  Capital expenditures                                            (464,323)       (405,533)     (1,061,630)
  Proceeds from sale of property                                   202,109
  Proceeds from sales of other real estate owned                                   143,853         467,952
  Investment in life insurance policies                           (515,500)     (4,918,838)         24,956
                                                               -------------------------------------------

  Net cash used in investing activities                         (6,242,020)    (24,241,822)    (28,078,330)
                                                               -------------------------------------------

                    SLADE'S FERRY BANCORP AND SUBSIDIARY
                    ------------------------------------

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------

                Years Ended December 31, 2001, 2000 and 1999
                --------------------------------------------
                                 (continued)


                                                                   2001            2000            1999
                                                               -------------------------------------------

Cash flows from financing activities:
  Net increase (decrease) in demand deposits, NOW and
   savings accounts                                              7,818,060      13,929,857      (2,250,591)
  Net increase (decrease) in time deposits                      (7,775,619)      6,639,857      14,893,663
  Payment on notes payable                                                                        (850,000)
  Long-term advances from Federal Home Loan Bank                 6,428,000       8,100,000
  Payments on Federal Home Loan Bank long-term advances         (2,170,821)     (2,130,859)
  Advances from Federal Home Loan Bank                                                           2,381,000
  Payments on Federal Home Loan Bank advances                                                      (99,687)
  Net increase (decrease) in other borrowed funds                 (734,784)        (48,461)      1,206,132
  Proceeds from issuance of common stock                           877,582         905,861         862,967
  Fractional shares paid in cash                                                    (2,025)
  Dividends paid                                                (1,644,158)     (1,479,575)     (1,250,891)
                                                               -------------------------------------------

  Net cash provided by financing activities                      2,798,260      25,914,655      14,892,593
                                                               -------------------------------------------

Net increase (decrease) in cash and cash equivalents               631,601       6,951,743      (9,120,071)
Cash and cash equivalents at beginning of year                  28,060,709      21,108,966      30,229,037
                                                               -------------------------------------------
Cash and cash equivalents at end of year                       $28,692,310     $28,060,709     $21,108,966
                                                               ===========================================

Supplemental disclosures:
  Loans transferred to other real estate owned                 $               $               $   218,045
  Loans originating from the sales of
   other real estate owned                                                         259,000         337,000
  Interest paid                                                 12,380,356      12,622,626      10,747,934
  Income taxes paid                                              1,894,956       1,444,339       2,159,928

The accompanying notes are an integral part of these consolidated financial statements.

                    SLADE'S FERRY BANCORP AND SUBSIDIARY
                    ------------------------------------

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------

                Years Ended December 31, 2001, 2000 and 1999
                --------------------------------------------

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

NOTE 2 - ACCOUNTING POLICIES
----------------------------

The accounting and reporting policies of the Company and its subsidiary conform to accounting principles generally accepted in the United States of America and predominant practices within the banking industry. The consolidated financial statements were prepared using the accrual basis of accounting. The significant accounting policies are summarized below to assist the reader in better understanding the consolidated financial statements and other data contained herein.

      USE OF ESTIMATES:

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

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

      CASH AND CASH EQUIVALENTS:

      For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items, due from banks, money market mutual funds, Federal Home Loan Bank overnight deposit and federal funds sold.

      Cash and due from banks as of December 31, 2001 includes $1,983,000 which is subject to withdrawals and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank.

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

      -- Available-for-sale securities are carried at fair value on the consolidated balance sheet. Unrealized holding gains and losses are not included in earnings, but are reported as a net amount (less expected tax) in a separate component of capital until realized.

      -- Trading securities are carried at fair value on the consolidated balance sheet. Unrealized holding gains and losses for trading securities are included in earnings.

      -- Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

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

      ALLOWANCE FOR LOAN LOSSES:

      The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

      The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

      A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

      Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

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

      ADVERTISING:

      The Company directly expenses costs associated with advertising as they are incurred.

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

      STOCK BASED COMPENSATION:

      Under SFAS No. 123 the Company has the option of accounting for stock-based compensation using the intrinsic value approach in APB No. 25 or the fair value method introduced in SFAS No. 123. The Company elected to use the APB No. 25 method. Entities electing to follow the provisions of APB No. 25 must make pro forma disclosure of net income and earnings per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has made the pro forma disclosures required by SFAS No. 123.

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

      FASB has issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and rescinds SFAS Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125". SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001; however, the disclosure provisions are effective for fiscal years ending after December 15, 2000. The adoption of this Statement did not have a material impact on the Company's financial position or results of operations.

      In June 2001, the FASB issued SFAS No. 141, "Business Combinations". This statement addresses financial accounting and reporting for business combinations and supercedes APB Opinion No. 16, "Business Combinations", and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". Under Opinion 16, business combinations were accounted for using one of two methods, the pooling-of-interests method or the purchase method. All business combinations in the scope of SFAS No. 141 are to be accounted for using one method
      - the purchase method. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.

      The adoption of SFAS No. 141 will have no immediate effect on the Company's consolidated financial statements since it had no pending business combinations as of December 31, 2001 or as of the date of the issuance of these consolidated financial statements. If the Company consummates business combinations in the future, any such combinations that would have been accounted for by the pooling-of-interests method under Opinion 16 will be accounted for under the purchase method and the difference in accounting could have a substantial impact on the Company's consolidated financial statements.

      In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for required goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets". The initial recognition and measurement provisions of SFAS No. 142 apply to intangible assets which are defined as assets (not including financial assets) that lack physical substance. The term "intangible assets" is used in SFAS No. 142 to refer to intangible assets other than goodwill. The accounting for a recognized intangible asset is based on its useful life. An intangible asset with a finite useful life is amortized; an intangible asset with an indefinite useful life is not amortized. An intangible asset that is subject to amortization shall be reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of".

      SFAS No. 142 provides that goodwill shall not be amortized. Goodwill is defined as the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. SFAS No. 142 further provides that goodwill shall be tested for impairment at a level of reporting referred to as a reporting unit. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.

      SFAS No. 142 is effective as follows:

            All of the provisions of SFAS No. 142 shall be applied in fiscal years beginning after December 15, 2001, to all goodwill and intangible assets recognized in an entity's statement of financial position at the beginning of that fiscal year, regardless of when those previously recognized assets were initially recognized.

      The Company's assets as of December 31, 2001 include goodwill of $2,173,368 recognized in the acquisition of Fairbank, Inc., in 1997. This goodwill is being amortized at the rate of $226,800 per year. Under SFAS No. 142 this amortization will be discontinued after December 31, 2001 but will be subject to the impairment review requirements of SFAS No. 142.

      In the impairment review of goodwill, two terms, "reporting unit" and "operating segment" are used. They are defined as follows:

      A reporting unit is the level of reporting at which goodwill is tested for impairment. A reporting unit is an operating segment or one level below an operating segment.

      An operating segment is a component of an enterprise:

            a. That engages in business activities from which it may earn revenues and incur expenses (including revenues and expenses relating to transactions with other components of the same enterprise),
            b. Whose operating results are regularly reviewed by the enterprise's chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and
            c.    For which discrete financial information is available.

      In connection with Statement 142's transitional goodwill impairment evaluation, the Statement will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of January 1, 2002. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company will then have up to six months from January 1, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of January 1, 2002. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with Statement 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. This second step is required to be completed as soon as possible, but no later than the end of 2002. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of income.

      The Company is in the process of evaluating the impact of SFAS No. 142 on its future consolidated financial statements.

NOTE 3 - INVESTMENTS IN SECURITIES
----------------------------------

Debt and equity securities have been classified in the consolidated balance sheets according to management's intent. The carrying amount of securities and their approximate fair values are as follows as of December 31:


                                                                     Gains In        Losses In
                                                                   Accumulated      Accumulated
                                                    Amortized         Other            Other
                                                      Cost        Comprehensive    Comprehensive       Fair
                                                     Basis            Income           Income          Value
                                                    ---------     -------------    -------------       -----

Available-for-sale securities:
  December 31, 2001:
    Debt securities issued by the U.S. Treasury
     and other U.S. government corporations
     and agencies                                  $34,240,332      $  508,328       $   83,094     $34,665,566
    Mortgage-backed securities                      36,128,956         332,183           94,103      36,367,036
    Corporate debt securities                        2,941,168          69,571            5,038       3,005,701
    Marketable equity securities                     6,014,453         297,247        1,157,853       5,153,847
                                                   ------------------------------------------------------------
                                                    79,324,909       1,207,329        1,340,088      79,192,150
    Money market mutual funds included in cash
     and cash equivalents                              (86,613)                                         (86,613)
                                                   ------------------------------------------------------------
                                                   $79,238,296      $1,207,329       $1,340,088     $79,105,537
                                                   ============================================================

  December 31, 2000:
    Debt securities issued by the U.S. Treasury
     and other U.S. government corporations
     and agencies                                  $40,934,467      $   53,125       $  558,570     $40,429,022
    Mortgage-backed securities                      22,089,178         135,490          179,741      22,044,927
    Corporate debt securities                        1,472,754           2,051           11,935       1,462,870
    Marketable equity securities                     4,581,568         468,674          880,438       4,169,804
                                                   ------------------------------------------------------------
                                                    69,077,967         659,340        1,630,684      68,106,623
    Money market mutual funds included in cash
     and cash equivalents                             (113,527)                                        (113,527)
                                                   ------------------------------------------------------------
                                                   $68,964,440      $  659,340       $1,630,684     $67,993,096
                                                   ============================================================


                                                                      Gross           Gross
                                                        Net       Unrecognized    Unrecognized
                                                     Carrying        Holding         Holding         Fair
                                                      Amount          Gains           Loss           Value
                                                     --------     ------------    ------------       -----

Held-to-maturity securities:
  December 31, 2001:
    Debt securities issued by the U.S. Treasury
     and other U.S. government corporations
     and agencies                                  $ 2,749,710      $ 27,593         $            $ 2,777,303
    Debt securities issued by states of the
     United States and political subdivisions
     of the states                                  13,528,291       292,100          11,264       13,809,127
    Mortgage-backed securities                           2,711           102                            2,813
    Other debt securities                                1,000                                          1,000
                                                   ----------------------------------------------------------
                                                   $16,281,712      $319,795         $11,264      $16,590,243
                                                   ==========================================================





                                                                      Gross           Gross
                                                        Net       Unrecognized    Unrecognized
                                                     Carrying        Holding         Holding         Fair
                                                      Amount          Gains           Loss           Value
                                                     --------     ------------    ------------       -----

  December 31, 2000:
    Debt securities issued by the U.S. Treasury
     and other U.S. government corporations
     and agencies                                  $ 6,948,231      $26,941          $ 5,125      $ 6,970,047
    Debt securities issued by states of the
     United States and political subdivisions
     of the states                                  12,094,549       41,349           77,687       12,058,211
    Mortgage-backed securities                          58,716          106                            58,822
    Other debt securities                                1,000                                          1,000
                                                   ----------------------------------------------------------
                                                   $19,102,496      $68,396          $82,812      $19,088,080
                                                   ==========================================================

The scheduled maturities of securities (other than equity securities) were as follows as of December 31, 2001:


                                           Available-For-Sale    Held-To-Maturity
                                           ------------------    ----------------
                                                  Fair             Net Carrying
                                                  Value               Amount
                                                  -----            ------------

Due within one year                            $ 1,079,681          $ 5,739,461
Due after one year through five years           33,065,825            7,236,127
Due after five years through ten years           3,525,761            2,209,903
Due after ten years                                                   1,093,510
Mortgage-backed securities                      36,367,036                2,711
                                               --------------------------------
                                               $74,038,303          $16,281,712
                                           ====================================

During 2001, proceeds from sales of available-for-sale securities amounted to $891,375. Gross realized gains and gross realized losses on those sales amounted to $57,588 and $42,654, respectively. During 2000, proceeds from sales of available-for-sale securities amounted to $2,884,051. Gross realized gains and gross realized losses on those sales amounted to $428,447 and $94,866, respectively. During 1999, proceeds from sales of available-for-sale securities amounted to $5,728,160. Gross realized gains and gross realized losses on those sales amounted to $739,508 and $72,610, respectively. The tax expense applicable to these net realized gains amounted to $6,112, $136,534 and $272,962 for the years ended December 31, 2001, 2000 and 1999, respectively.

There were no securities of issuers whose aggregate carrying amount exceeded 10% of stockholders' equity as of December 31, 2001.

Total carrying amounts of $4,554,448 and $4,747,057 of debt securities were pledged to secure treasury tax and loan, trust department and public funds on deposit as of December 31, 2001 and 2000, respectively.

NOTE 4 - LOANS
--------------

Loans consisted of the following as of December 31:


                                                        2001             2000
                                                    -----------------------------

Commercial, financial and agricultural              $ 45,237,663     $ 49,330,628
Real estate - construction and land development        7,600,286        8,601,224
Real estate - residential                             60,936,137       55,871,388
Real estate - commercial                             128,887,954      128,327,133
Consumer                                              10,642,900       12,871,448
Nonprofit                                                236,388        1,036,350
Obligations of states and political subdivisions          21,400           61,200
Other                                                    321,587           53,612
                                                    -----------------------------
                                                     253,884,315      256,152,983
Allowance for loan losses                             (5,484,519)      (4,776,360)
Unearned income                                         (382,161)        (519,242)
Unamortized adjustment to fair value                                       (8,550)
                                                    -----------------------------
      Net loans, carrying amount                    $248,017,635     $250,848,831
                                                    =============================

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during 2001. Total loans to such persons and their companies amounted to $5,209,567 as of December 31, 2001. During the year ended December 31, 2001, $6,598,220 of advances were made and repayments totaled $4,741,667.

Changes in the allowance for loan losses were as follows for the years ended December 31:


                                                 2001           2000           1999
                                              ----------------------------------------

Balance at beginning of period                $4,776,360     $3,765,872     $3,569,282
Loans charged off                               (100,662)      (354,812)      (402,208)
Provision for loan losses                        750,000      1,200,000        550,000
Recoveries of loans previously charged off        58,821        165,300         48,798
                                              ----------------------------------------
Balance at end of period                      $5,484,519     $4,776,360     $3,765,872
                                              ========================================

Information about loans that meet the definition of an impaired loan in Statement of Financial Accounting Standards No. 114 is as follows as of December 31:


                                                                              2001                          2000
                                                                   -------------------------     -------------------------
                                                                   Recorded       Related        Recorded       Related
                                                                   Investment     Allowance      Investment     Allowance
                                                                   In Impaired    For Credit     In Impaired    For Credit
                                                                   Loans          Losses         Loans          Losses
                                                                   -------------------------     -------------------------

Loans for which there is a related allowance for credit losses     $7,461,437     $1,195,324     $3,178,869      $424,557

Loans for which there is no related allowance for credit losses        60,252                             0
                                                                   ------------------------------------------------------
      Totals                                                       $7,521,689     $1,195,324     $3,178,869      $424,557
                                                                   ======================================================

Average recorded investment in impaired loans during
 the year ended December 31                                        $6,134,847                    $3,261,772
                                                                   ==========                    ==========

Related amount of interest income recognized during the time, in the year ended December 31, that the loans were impaired

      Total recognized                                             $  562,278                    $   77,787
                                                                   ==========                    ==========
      Amount recognized using a cash-basis method
       of accounting                                               $  157,735                    $        0
                                                                   ==========                    ==========

NOTE 5 - PREMISES AND EQUIPMENT
-------------------------------

The following is a summary of premises and equipment as of December 31:


                                                 2001           2000
                                             --------------------------

Land                                         $ 1,710,368    $ 1,805,368
Buildings                                      6,940,613      6,746,917
Furniture and equipment                        4,449,637      4,179,010
Leasehold improvements                           383,436        383,436
                                             --------------------------
                                              13,484,054     13,114,731
Accumulated depreciation and amortization     (7,028,217)    (6,349,042)
                                             --------------------------
                                             $ 6,455,837    $ 6,765,689
                                             ==========================

NOTE 6 - DEPOSITS
-----------------

The aggregate amount of time deposit accounts in denominations of $100,000 or more as of December 31, 2001 and 2000 was $33,448,818 and $35,294,948,
respectively.

For time deposits as of December 31, 2001, the scheduled maturities for each of the following three years ended December 31, are:


                   2002       $143,174,453
                   2003         20,553,261
                   2004          4,858,799
                              ------------
                   Total      $168,586,513
                              ============

Deposits from related parties held by the Company as of December 31, 2001 and 2000 amounted to $2,773,437 and $3,387,274, respectively.

NOTE 7 - FEDERAL HOME LOAN BANK ADVANCES
----------------------------------------

Advances consist of funds borrowed from the Federal Home Loan Bank (FHLB).

Maturities of advances from the FHLB for the five years ending after December 31, 2001, and thereafter, are summarized as follows:


                        AMOUNT
                        ------

      2002           $ 1,230,744
      2003               246,439
      2004             1,259,063
      2005               279,266
      2006               298,638
      Thereafter      13,668,937
                     -----------
                     $16,983,087
                     ===========

Interest rates on FHLB advances ranged from 4.89 percent to 7.72 percent. At December 31, 2001, the weighted average interest rate on FHLB advances was
6.47 percent.

As of December 31, 2001, a $3,000,000 advance from the FHLB maturing in 2015 is redeemable at par at the option of the FHLB on January 7, 2002 and each calendar quarter thereafter.

Amortizing advances are being repaid in equal monthly payments and are being amortized from the date of the advance to the maturity date on a direct reduction basis.

Advances are secured by the Company's stock in that institution, its residential real estate mortgage portfolio and the remaining U.S. government and agency obligations not otherwise pledged.

NOTE 8 - OTHER BORROWED FUNDS
-----------------------------

Other borrowed funds consist of treasury tax and loan deposits and generally are repaid within one to 120 days from the transaction date.

NOTE 9 - INCOME TAXES
---------------------

The components of income tax expense are as follows for the years ended December 31:


                                          2001           2000           1999
                                       ----------------------------------------

Current:
  Federal                              $1,513,874     $2,086,337     $1,917,807
  State                                    80,191         38,210         57,463
                                        1,594,065      2,124,547      1,975,270
Deferred:
  Federal                                (162,866)      (253,043)       (37,739)
  State                                   (56,212)       (87,440)       (14,774)
  Change in the valuation allowance        23,045         79,725
                                       ----------------------------------------
                                         (196,033)      (260,758)       (52,513)
                                       ----------------------------------------
      Total income tax expense         $1,398,032     $1,863,789     $1,922,757
                                       ========================================

The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows for the years ended December 31:


                                               2001      2000      1999
                                               % of      % of      % of
                                              Income    Income    Income
                                              --------------------------

Federal income tax at statutory rate          34.0%     34.0%     34.0%
Increase (decrease) in tax resulting from:
  Tax-exempt income                           (6.5)     (4.6)     (3.0)
  Dividends received deduction                 (.4)      (.3)      (.3)
  Unallowable expenses                          .7        .2        .8
  Amortization of goodwill                     1.7       1.3       1.3
State tax, net of federal tax benefit           .3       (.6)       .5
Change in valuation allowance                   .5       1.4
                                              ------------------------
      Effective tax rates                     30.3%     31.4%     33.3%
                                              ========================

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of December 31:


                                                                     2001           2000
                                                                  -------------------------

Deferred tax assets:
  Allowance for loan losses                                       $2,111,553     $1,821,703
  Deferred loan fees                                                 155,543        185,300
  Interest on non-performing loans                                    79,299        122,470
  Accrued employee benefits                                          200,903        243,852
  Minimum pension liability adjustment                                73,618         16,729
  Net unrealized holding loss on available-for-sale securities        11,816        374,801
  Other adjustments                                                   10,408          1,522
                                                                  -------------------------
    Gross deferred tax assets                                      2,643,140      2,766,377
    Valuation allowance                                             (102,770)       (79,725)
                                                                  -------------------------
                                                                   2,540,370      2,686,652
                                                                  -------------------------

Deferred tax liabilities:
  Accelerated depreciation                                          (197,939)      (222,589)
  Prepaid pensions                                                  (135,471)      (147,647)
  Discount accretion                                                  (2,504)        (1,897)
  Deferred gain on stock conversion                                   (2,317)        (2,317)
                                                                  -------------------------
    Gross deferred tax liabilities                                  (338,231)      (374,450)
                                                                  -------------------------
Net deferred tax assets                                           $2,202,139     $2,312,202
                                                                  =========================

NOTE 10 - EMPLOYEE BENEFITS
---------------------------

The Company has a defined benefit pension plan (plan) that up to January 1, 1998 covered substantially all of its full time employees who met certain eligibility requirements. On January 1, 1998 the Bank suspended the plan so that employees no longer earn additional defined benefits for future service. Employees were eligible under the plan upon attaining age 21 and completing one year of service. The benefits paid are based on 1.5% of total salary plus .5% of compensation in excess of integration level per year of service. The integration level was the first $750 of monthly compensation. The accrued benefit is based on years of service.

The following tables set forth information about the plan as of December 31 and the years then ended:


                                                                             2001           2000
                                                                          -------------------------

Change in projected benefit obligation:
  Benefit obligation at beginning of year                                 $1,199,450     $1,414,912
  Interest cost                                                               77,745         86,948
  Actuarial loss                                                              86,454         95,400
  Expected distributions                                                    (237,663)      (397,810)
                                                                          -------------------------
      Benefit obligation at end of year                                    1,125,986      1,199,450
                                                                          -------------------------

Change in plan assets:
  Plan assets at estimated fair value at beginning of year                 1,048,186      1,304,569
  Actual return on plan assets                                                (5,274)       141,427
  Benefits paid                                                             (212,351)      (397,810)
                                                                          -------------------------
      Fair value of plan assets at end of year                               830,561      1,048,186
                                                                          -------------------------

Funded status at end of year                                                (295,425)      (151,264)
Unrecognized net actuarial loss                                              510,841        401,597
Unrecognized prior service cost                                               21,189          8,013
Unamortized net obligation existing at date of adoption of SFAS No. 87        94,372        102,379
                                                                          -------------------------
      Net amount recognized                                               $  330,977     $  360,725
                                                                          =========================

Amounts recognized in the balance sheet consist of:
  Prepaid benefit cost                                                    $  330,977     $  360,725
  Accrued benefit liability                                                 (295,425)      (151,264)
  Intangible asset                                                           115,561        110,392
  Accumulated other comprehensive loss                                       179,864         40,872
                                                                          -------------------------
      Net amount recognized                                               $  330,977     $  360,725
                                                                          =========================

The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.0% for 2001 and 2000. The weighted-average expected long-term rate of return on assets was 7.0% for 2001 and 2000.

Components of net periodic benefit cost:


                                               2001         2000        1999
                                             --------------------------------

Interest cost on benefit obligation          $77,745      $86,948     $97,807
Expected return on assets                     (61,105)    (75,177)    (88,652)
Amortization of net transition obligation       8,007       8,007       8,007
Amortization of prior service cost            (13,176)    (13,176)    (13,176)
Recognized actuarial loss                      18,277      14,753      11,151
                                              -------------------------------
      Net periodic benefit cost               $29,748     $21,355     $15,137
                                              ===============================

Securities of the Company included in plan assets as of December 31, 2001 and 2000 consist of 3,730 shares of Slade's Ferry Bancorp common stock.

The Company has a 401K plan for eligible employees who attain age 21 and complete one year of service. The Company contributes a discretionary amount to be allocated to eligible participants. Current contributions vest fully after seven years of continuous service. The amount that may be deferred by the employees is limited by the amount that will not cause the plan to exceed IRS limitations. Contributions made by the Company charged to employee benefit expense amounted to $17,500, $15,000 and $11,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

The Company adopted a profit-sharing plan, ("Plan") effective October 1, 1998. The Company contributes amounts to the plan at the Company's discretion. Cost recognized by the Company for the profit-sharing plan amounted to $300,000, $150,000 and $111,750 for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE 11 - COMMITMENTS AND CONTINGENT LIABILITIES
------------------------------------------------

The Company is obligated under certain agreements issued during the normal course of business which are not reflected in the accompanying consolidated financial statements.

The Company is obligated under various lease agreements covering branch offices and equipment. These agreements are considered to be operating leases. The total minimum rental due in future periods under these agreements is as follows as of December 31, 2001:


2002                                  $ 93,849
2003                                    77,035
2004                                    30,315
2005                                    20,000
                                      --------
      Total minimum lease payments    $221,199
                                      ========

Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes and percentage increases in the consumer price index. The total rental expense amounted to $126,256 for 2001, $123,316 for 2000 and $123,234 for 1999.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Of the total standby letters of credit outstanding as of December 31, 2001, $36,375 are secured by deposits at the Bank.

The estimated fair values of the Company's financial instruments, all of which are held or issued for purposes other than trading, are as follows as of December 31:


                                               2001                          2000
                                   ----------------------------    ----------------------------
                                     Carrying          Fair          Carrying          Fair
                                      Amount           Value          Amount           Value
                                   ------------------------------------------------------------

Financial assets:
  Cash and cash equivalents        $ 28,692,310    $ 28,692,310    $ 28,060,709    $ 28,060,709
  Interest bearing time deposit
   with other bank                      100,000         100,000
  Available-for-sale securities      79,105,537      79,105,537      67,993,096      67,993,096
  Held-to-maturity securities        16,281,712      16,590,243      19,102,496      19,088,080
  Federal Home Loan Bank stock        1,013,400       1,013,400       1,013,400       1,013,400
  Loans, net                        248,017,635     252,172,000     250,848,831     249,381,000
  Accrued interest receivable         1,953,989       1,953,989       2,351,926       2,351,926

Financial liabilities:
  Deposits                          337,043,342     339,627,000     337,000,901     337,670,000
  FHLB advances                      16,983,087      18,248,000      12,725,908      12,967,000
  Other borrowed funds                  465,216         465,216       1,200,000       1,200,000

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions. Accounting policies related to financial instruments are described in
Note 2.

The notional amounts of financial instrument liabilities with off-balance sheet credit risk are as follows as of December 31:


                                                                        2001           2000
                                                                    --------------------------

Commitments to originate loans                                      $14,812,646    $ 4,434,613
Standby letters of credit                                               638,371      1,231,573
Unadvanced portions of loans:
  Consumer loans (including credit card loans and student loans)      1,810,081      1,809,646
  Commercial real estate loans                                          150,754        691,723
  Home equity loans                                                   1,574,586      1,264,103
  Commercial loans                                                   12,224,353     14,511,260
  Construction loans                                                  7,756,973      5,183,061
                                                                    --------------------------
                                                                    $38,967,764    $29,125,979
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

Reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income are as follows:


                                                                 Income          Shares       Per-Share
                                                              (Numerator)    (Denominator)      Amount
                                                              -----------------------------------------

Year ended December 31, 2001
  Basic EPS
    Net income and income available to common stockholders    $3,210,253       3,830,575        $ .84
    Effect of dilutive securities, options                                        13,116
                                                              --------------------------
  Diluted EPS
    Income available to common stockholders and assumed
     conversions                                              $3,210,253       3,843,691        $ .84
                                                              ==========================

Year ended December 31, 2000
  Basic EPS
    Net income and income available to common stockholders    $4,074,439       3,743,138        $1.09
    Effect of dilutive securities, options                                         3,112
                                                              --------------------------
  Diluted EPS
    Income available to common stockholders and assumed
     conversions                                              $4,074,439       3,746,250        $1.09
                                                              ==========================

Year ended December 31, 1999
  Basic EPS
    Net income and income available to common stockholders    $3,856,488       3,650,275        $1.06
    Effect of dilutive securities, options                                         8,336
                                                              --------------------------
  Diluted EPS
    Income available to common stockholders and assumed
     conversions                                              $3,856,488       3,658,611        $1.05
                                                              ==========================

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

In 2000, the Bank, as a result of an examination by the FDIC entered into a Memorandum of Understanding with the FDIC and the Massachusetts Division of Banks which provides, among other things, that the Bank (1) maintain a Tier I leverage capital ratio of not less than seven percent and a Tier I Risk-Based capital ratio of not less than nine percent and (2) develop specific plans and proposals for the reduction and improvement of lines of credit which are subject to adverse classification or special mention in the amount of $1,000,000 or more. During 2001, the Bank continued to operate under this informal agreement (Memorandum of Understanding) with the Federal Deposit Insurance Corporation and Massachusetts Commissioner of Banks. Following completion of the most recent joint examination in 2001, a revised Memorandum of Understanding was entered into to be implemented during the first and second quarters of 2002.

Under the revised agreement, the Bank agreed to address and implement certain plans, procedures, and policies. These include performing an independent, thorough analysis and assessment of the Bank's management and staffing needs, and formalizing a written management plan. In addition, the Bank agreed to revise and implement loan and credit administration policies, including a written classified and criticized asset reduction plan, a loan risk and collection plan, and a revised loan policy providing for standards applicable to construction lending and concentrations. During the life of the agreement, the Bank must maintain a seven (7) percent Tier 1 leverage capital ratio.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2001, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company's and the Bank's actual capital amounts and ratios are also presented in the table.


                                                                                             To Be Well
                                                                                         Capitalized Under
                                                                       For Capital       Prompt Corrective
                                                    Actual         Adequacy Purposes:    Action Provisions:
                                              -----------------    ------------------    ------------------
                                              Amount     Ratio     Amount      Ratio     Amount      Ratio
                                              -------------------------------------------------------------
                                                              (Dollar amounts in thousands)

As of December 31, 2001:
  Total Capital (to Risk Weighted Assets):
    Consolidated                              $39,393    14.43%    $21,832     >=8.0%        N/A
    Slade's Ferry Trust Company                34,046    12.55      21,697     >=8.0     $27,122    >=10.0%

  Tier 1 Capital (to Risk Weighted Assets):
    Consolidated                               35,956    13.18      10,916     >=4.0         N/A
    Slade's Ferry Trust Company                30,630    11.29      10,849     >=4.0      16,273    >= 6.0

  Tier 1 Capital (to Average Assets):
    Consolidated                               35,956     8.98      16,025     >=4.0         N/A
    Slade's Ferry Trust Company                30,630     7.74      15,834     >=4.0      19,793    >= 5.0

As of December 31, 2000:
  Total Capital (to Risk Weighted Assets):
    Consolidated                               36,994    13.24      22,360     >=8.0         N/A
    Slade's Ferry Trust Company                32,703    11.76      22,253     >=8.0      27,816    >=10.0

  Tier 1 Capital (to Risk Weighted Assets):
    Consolidated                               33,484    11.98      11,180     >=4.0         N/A
    Slade's Ferry Trust Company                29,210    10.50      11,126     >=4.0      16,689    >= 6.0

  Tier 1 Capital (to Average Assets):
    Consolidated                               33,484     8.74      15,323     >=4.0         N/A
    Slade's Ferry Trust Company                29,210     7.69      15,186     >=4.0      18,983    >= 5.0

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

As of December 31, 2001 the Bank would be restricted from declaring dividends in an amount greater than approximately $2,920,000 as such declaration would decrease capital below the Bank's required minimum level of regulatory capital.

NOTE 16 - STOCK OPTION PLAN
---------------------------

As of December 31, 2001 the Company has a stock option plan (Plan). The Plan is divided into two separate equity incentive programs, a Discretionary Grant Program and an Automatic Grant Program. The maximum number of shares of common stock issuable over the term of the Plan may not exceed 275,625 shares and the maximum aggregate number of shares issuable under both programs in any plan year may not exceed 55,125 shares. Unless sooner terminated by the Board, the Plan will in all events terminate on March 11, 2006.

Under the Discretionary Grant Program, key employees, including officers, may be granted incentive stock options to purchase shares of common stock of the Company. The option exercise price per share may not be less than one hundred percent of the fair market value of common stock at grant date and options generally become exercisable in periodic installments over the optionee's period of service. Two types of stock appreciation rights are authorized for issuance: (1) tandem rights, which require the option holder to elect between the exercise of the underlying option for shares of common stock and the surrender of such option for appreciation distribution and (2) limited rights, which are automatically exercised upon the occurance of a hostile takeover.

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

The Company applies APB Opinion 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its stock option plan except for $12,490 in stock appreciation paid in 2001 to participants who surrendered their options. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below for the years ended December 31:


                                                2001          2000          1999
                                             --------------------------------------

Net income                    As reported    $3,210,253    $4,074,439    $3,856,488
                              Pro forma      $3,129,778    $3,959,899    $3,711,934

Basic earnings per share      As reported    $      .84    $     1.09    $     1.06
                              Pro forma      $      .82    $     1.06    $     1.02

Diluted earnings per share    As reported    $      .84    $     1.09    $     1.05
                              Pro forma      $      .81    $     1.06    $     1.01

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended December 31, 2001, 2000 and 1999: dividend yield of 3.5 percent in 2001 and 2 percent in 2000 and 1999; expected volatility of 23 percent in 2001, 23 percent in 2000 and 32 percent in 1999; risk-free interest rate of 4.93 percent in 2001, 6.37 percent in 2000 and 5.2 percent in 1999; and expected lives of 5 years in 2001, 5 years in 2000 and 4 years in 1999.

A summary of the status of the Company's stock option plan as of December 31 and changes during the years then ending are presented below:


                                               2001                           2000                           1999
                                    ---------------------------    ---------------------------    ---------------------------
                                               Weighted-Average               Weighted-Average               Weighted-Average
      Options                       Shares      Exercise Price     Shares      Exercise Price     Shares      Exercise Price
-----------------------------------------------------------------------------------------------------------------------------

Outstanding at beginning of year    135,345         $11.85         102,954         $12.64          63,579         $12.58
Granted                              43,500           9.50          41,500          10.00          40,950          12.86
Exercised                                 0              0          (1,654)          8.48               0
Forfeited                                 0              0          (7,455)         13.21          (1,575)         16.19
Surrendered for cash                 (8,217)          8.48               0                              0
                                    -------                        -------                        -------
Outstanding at end of year          170,628          11.41         135,345          11.85         102,954          12.64
                                    =======                        =======                        =======

Options exercisable at year-end     170,628                        135,345                        102,954
Weighted-average fair value of
 options granted during the year    $  1.85                        $  2.76                        $  3.53

The following table summarizes information about fixed stock options outstanding as of December 31, 2001:


                       Options Outstanding and Exercisable
      ---------------------------------------------------------------------
                                       Weighted-Average
                           Number          Remaining       Weighted-Average
      Exercise Price    Outstanding    Contractual Life     Exercise Price
      --------------    -----------    ----------------    ----------------

          $ 8.48           17,640           .3 years            $ 8.48
           16.19           28,613          1.3 years             16.19
           12.86           39,375          2.3 years             12.86
           10.00           41,500          3.3 years             10.00
            9.50           43,500          4.3 years              9.50
                          -------
                          170,628          2.7 years             11.41
                          =======

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

                            SLADE'S FERRY BANCORP
                            ---------------------
                            (Parent Company Only)

                       CONDENSED FINANCIAL STATEMENTS
                       ------------------------------



Balance sheets                                                                    December 31,
                                                                               2001           2000
                                                                           --------------------------

ASSETS
------
Cash                                                                       $   813,138    $ 1,205,307
Money market mutual fund                                                        50,046         27,553
                                                                           --------------------------
      Cash and cash equivalents                                                863,184      1,232,860
Investments in available-for-sale securities (at fair value)                 4,775,744      3,264,445
Investment in subsidiary, Slade's Ferry Trust Company                       33,110,950     31,348,720
Premises and equipment                                                          10,289         13,261
Due from subsidiary                                                                           217,987
Accrued interest receivable                                                     60,821         47,800
Other assets                                                                    78,697         62,040
                                                                           --------------------------
      Total assets                                                         $38,899,685    $36,187,113
                                                                           ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Due to subsidiary                                                          $    63,810    $
Other liabilities                                                              369,744        512,740
                                                                           --------------------------
      Total liabilities                                                        433,554        512,740
                                                                           --------------------------
Stockholders' equity:

  Common stock, par value $.01 per share; authorized 10,000,000 shares;
   issued and outstanding 3,869,924.9 shares in 2001
   and 3,789,503.5 shares in 2000                                               38,700         37,895
  Paid-in capital                                                           26,761,997     25,885,220
  Retained earnings                                                         11,892,623     10,371,944
  Accumulated other comprehensive loss                                        (227,189)      (620,686)
                                                                           --------------------------
      Total stockholders' equity                                            38,466,131     35,674,373
                                                                           --------------------------
      Total liabilities and stockholders' equity                           $38,899,685    $36,187,113
                                                                           ==========================

Statements of income


                                                                                         Years Ended December 31,
                                                                                      2001          2000          1999
                                                                                   ------------------------------------

Dividends from subsidiary                                                          $1,685,000    $1,500,000    $1,310,000
Interest and dividends on securities:
  Taxable                                                                             223,801       180,766       137,867
Other interest income                                                                  10,315         9,537         5,718
Management fee income from subsidiary                                                 393,408       441,750       443,664
                                                                                   --------------------------------------
      Total income                                                                  2,312,524     2,132,053     1,897,249
                                                                                   --------------------------------------
Salaries and employee benefits                                                        368,405       394,654       393,666
Shareholder relations expense                                                          75,743        85,479        71,883
Loss on sale of available-for-sale security                                                                           647
Other expense                                                                          68,408        94,479        94,060
                                                                                   --------------------------------------
      Total expense                                                                   512,556       574,612       560,256
                                                                                   --------------------------------------
Income before income taxes and equity in undistributed net income of subsidiary     1,799,968     1,557,441     1,336,993
Income taxes                                                                           48,421        24,635        11,407
                                                                                   --------------------------------------
Income before equity in undistributed net income of subsidiary                      1,751,547     1,532,806     1,325,586
Equity in undistributed net income of subsidiary                                    1,458,706     2,541,633     2,530,902
                                                                                   --------------------------------------
Net income                                                                         $3,210,253    $4,074,439    $3,856,488
                                                                                   ======================================

                            SLADE'S FERRY BANCORP
                            ---------------------
                            (Parent Company Only)

                Years Ended December 31, 2001, 2000 and 1999
                --------------------------------------------

Statements of cash flows


                                                                  2001           2000           1999
                                                               ----------------------------------------

Cash flows from operating activities:
  Net income                                                   $3,210,253     $4,074,439     $3,856,488
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Undistributed net income of subsidiary                     (1,458,706)    (2,541,633)    (2,530,902)
    Accretion, net of amortization of securities                   (1,562)        (9,490)        (8,529)
    Loss on sales of available-for-sale securities                                                  647
    Depreciation and amortization                                   5,071          4,547          4,547
    (Increase) decrease in due from subsidiary                    217,987       (217,987)
    (Increase) decrease in interest receivable                    (13,021)       (21,515)         2,072
    Increase in income taxes receivable                           (77,353)
    Decrease in prepaid expenses                                      993          9,599          1,019
    (Increase) decrease in other assets                             1,062           (406)         8,155
    Deferred tax expense (benefit)                                    328           (106)
    Increase (decrease) in taxes payable                         (199,864)       222,274         (5,000)
    Increase (decrease) in accrued expenses                         1,115            244           (140)
    Increase in due to subsidiary                                  63,810
    Increase (decrease) in other liabilities                        6,300            (50)          (600)
                                                               ----------------------------------------

      Net cash provided by operating activities                 1,756,413      1,519,916      1,327,757
                                                               ----------------------------------------

Cash flows from investing activities:
  Purchases of available-for-sale securities                   (4,257,414)      (888,418)    (1,939,353)
  Proceeds from maturities of available-for-sale securities     2,900,000                       950,000
  Proceeds from sales of available-for-sale securities                                          427,486
  Purchases of held-to-maturity securities                                                     (814,768)
  Proceeds from maturities of held-to-maturity securities                        500,000        624,466
  Capital expenditures                                             (2,099)
                                                               ----------------------------------------

      Net cash used in investing activities                    (1,359,513)      (388,418)      (752,169)
                                                               ----------------------------------------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                      877,582        905,861        862,967
  Dividends paid                                               (1,644,158)    (1,479,575)    (1,250,891)
  Fractional shares paid in cash                                                  (2,025)
                                                               ----------------------------------------

      Net cash used in financing activities                      (766,576)      (575,739)      (387,924)
                                                               ----------------------------------------

Net increase (decrease) in cash and cash equivalents             (369,676)       555,759        187,664
Cash and cash equivalents at beginning of year                  1,232,860        677,101        489,437
                                                               ----------------------------------------
Cash and cash equivalents at end of year                       $  863,184     $1,232,860     $  677,101
                                                               ========================================

Supplemental disclosure:
  Income taxes paid (received)                                 $  325,310     $ (197,533)    $   16,407

The Parent Company Only Statements of Changes in Stockholders' Equity are identical to the Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999, and therefore are not reprinted here.

                                 SIGNATURES
                                 ----------

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 05, 2002.

                                       Slade's Ferry Bancorp

                                       By /s/ Kenneth R. Rezendes
                                          -------------------------------------
                                          Kenneth R. Rezendes, President/
                                          Chief Executive Officer and
Director

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Thomas B. Almy                     03/05/02     /s/ Edward Bernardo Jr.                           03/05/02
-----------------------------------------------     ----------------------------------------------------------
Thomas B. Almy                                      Edward Bernardo Jr.
Director                                            Treasurer/Chief Financial Officer/Chief Accounting Officer

/s/ James D. Carey                     03/05/02     /s/ Peter G. Collias                              03/05/02
-----------------------------------------------     ----------------------------------------------------------
James D. Carey                                      Peter G. Collias
Executive Vice President and Director               Director

/s/ Donald T. Corrigan                 03/05/02     /s/ Melvyn A. Holland                             03/05/02
-----------------------------------------------     ----------------------------------------------------------
Donald T. Corrigan                                  Melvyn A. Holland
Chairman of the Board and Director                  Director

/s/ William Q. MacLean Jr.             03/05/02     /s/ Francis A. Macomber                           03/05/02
-----------------------------------------------     ----------------------------------------------------------
William Q. MacLean Jr.                              Francis A. Macomber
Director                                            Director

/s/ Majed Mouded, MD                   03/05/02     /s/ Shaun O'Hearn Sr.                             03/05/02
-----------------------------------------------     ----------------------------------------------------------
Majed Mouded, MD                                    Shaun O'Hearn Sr.
Director                                            Director

/s/ Lawrence J. Oliveira, DDS          03/05/02     /s/ Peter Paskowski                               03/05/02
-----------------------------------------------     ----------------------------------------------------------
Lawrence J. Oliveira, DDS                           Peter Paskowski
Director                                            Director

/s/ Kenneth R. Rezendes                03/05/02     /s/ William J. Sullivan                           03/05/02
-----------------------------------------------     ----------------------------------------------------------
Kenneth R. Rezendes                                 William J. Sullivan
President, Chief Executive Officer and Director     Director

/s/ Charles Veloza                     03/05/02     /s/ David F. Westgate                             03/05/02
-----------------------------------------------     ----------------------------------------------------------
Charles Veloza                                      David F. Westgate
Director                                            Director

                                Exhibit Index


Exhibit
  No.                   Description                              Item
-------                 -----------                              ----

 3.1       Articles of Incorporation of Slade's Ferry             (1)
           Bancorp as amended

 3.2       By-laws of Slade's Ferry Bancorp as amended            (2)

10.1       Slade's Ferry (formerly Weetamoe) Bancorp              (3)
           1996 Stock Option Plan as amended

10.2       Noncompetition Agreement between Slade's               (4)
           Ferry Trust Company and Edward S. Machado
           (A substantially identical contract exists
           with Peter Paskowski)

10.3       Supplemental Executive Retirement Agreement            (5)
           between Slade's Ferry (formerly Weetamoe)
           Bancorp and Donald T. Corrigan

10.4       Supplemental Executive Retirement Agreement            (2)
           between Slade's Ferry (formerly Weetamoe)
           Bancorp and James D. Carey

10.5       Supplemental Executive Retirement Agreement            (2)
           between Slade's Ferry (formerly Weetamoe)
           Bancorp and Manuel J. Tavares

10.6       Swansea Mall Lease                                     (4)

10.7       Form of Director Supplemental Retirement Program       (6)
           Director Agreement, Exhibit 1 thereto
           (Slade's Ferry Trust Company Director Supplemental
           Retirement Program Plan) and Endorsement Method
           Split Dollar Plan Agreement thereunder for
           Thomas B. Almy. (Similar forms of agreement entered
           into between Slade's Ferry Trust Company and the
           other directors)

10.8       Form of Directors' Paid-up Insurance Policy for        (7)
           Thomas B. Almy (part of the Director supplemental
           Retirement Program). (Similar forms of policy
           entered into by Company for other directors).

10.9       Form of Officers' Paid-up Endorsement Method Split     (8)
           Dollar Plan Agreement and Insurance Policies for
           Janice Partridge (Similar forms of policies entered
           into by Company for its President and other
           Vice Presidents)

21         List of subsidiaries of Slade's Ferry Bancorp          (9)

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

SLADE'S FERRY BANCORP AND SUBSIDIARY


BOARD OF DIRECTORS                          OFFICERS                                  David J. Costa
                                            Slade's Ferry Bancorp                     Assistant Vice President
Slade's Ferry Bancorp -
Slade's Ferry Trust Company                 Donald T. Corrigan                        Sandra Curtis
                                            Chairman of the Board                     Compliance Review Officer
Thomas B. Almy
Architect                                   Kenneth R. Rezendes                       Luisa DiManno
                                            President                                 Assistant Treasurer
James D. Carey                              Chief Executive Officer
Executive Vice President of Bancorp                                                   Nancy A. Ferreira
President of Bank                           James D. Carey                            Assistant Treasurer
Chief Executive Officer of Bank             Executive Vice President
                                                                                      Joseph J. Ganem
Peter G. Collias, Esquire                   Edward Bernardo, Jr.                      Vice President
Clerk/Secretary of Bancorp and Bank         Treasurer
                                                                                      Arthur R. Gauthier
Donald T. Corrigan                          EXECUTIVE MANAGEMENT                      Vice President
Chairman of the Board of Bancorp            Slade's Ferry Trust Company
Chairman of the Board of Bank                                                         Joseph Gesualdo
                                            James D. Carey                            Vice President
Melvyn A. Holland                           President
Managing Partner                            Chief Executive Officer                   Russell F. Godin
Rosenfield, Holland, Raymon & Pielech PC                                              Vice President
Certified Public Accountants                Edward Bernardo, Jr.
                                            Vice President/Treasurer                  Elaine M. Guillemette
                                                                                      Assistant Vice President
William Q. MacLean, Jr.                     Susan R. Hajder
Account Executive                           Senior Vice President                     Mark F. Harriman
Sylvia Group                                                                          Vice President
                                            Charlene J. Jarest
Francis A. Macomber                         Senior Vice President                     Raymond C. Harris
President - LeComtes Dairy, Inc.                                                      Vice President
                                            Carol A. Martin
Majed Mouded MD                             Senior Vice President                     Robert C. Howard, Jr.
Physician                                                                             Vice President
                                            Manuel J. Tavares
Shaun O'Hearn, Sr.                          Senior Vice President                     Cecelia M. Machado
President - Bolger & O'Hearn Inc.                                                     Vice President
                                            OFFICERS
Lawrence J. Oliveira DDS                    Slade's Ferry Trust Company               Charlotte C. Nadeau
Orthodontist                                                                          Assistant Vice President
                                            James H. Amidon
Peter Paskowski                             Vice President                            Jeannine M. Paliotti
Past President of Bank                                                                Vice President
                                            Isola A. Anctil
Kenneth R. Rezendes                         Assistant Vice President                  Fatima M. Rapoza
President/CEO of Bancorp                    Assistant Clerk/Secretary                 Assistant Vice President
President - K.R. Rezendes, Inc.
                                            Cherie Ashton                             Michelle Rivera
William J. Sullivan                         Assistant Vice President                  Assistant Treasurer
President - Sullivan Funeral Homes, Inc.
                                            Maria C. Barbosa                          Joanne Sandner
Charles Veloza                              Vice President                            Assistant Treasurer
Past President - Charlie's Oil Co., Inc.
                                            Kelli A. Bienvenue                        Deborah A. Silvia
David F. Westgate                           Assistant Treasurer                       Assistant Treasurer
President
Quequechan Management Corp.                 Catherine Blakey                          Eduardo F. Sousa
                                            Assistant Vice President                  Assistant Vice President

                                            Paula M. Botelho                          Nancy E. Stokes
                                            Assistant Vice President                  Vice President

                                            Michelle Caron                            Mary M. Sullivan
                                            Assistant Treasurer                       Vice President

                                            Peter G. Collias                          Richard Van Blarcom
                                            Corporate Secretary                       Vice President




CORPORATE HEADQUARTERS                      GENERAL COUNSELS                          SHAREHOLDER SERVICES

Slade's Ferry Bancorp                       Atty. Peter G. Collias                    Slade's Ferry Bancorp
100 Slade's Ferry Avenue                    84 North Main Street                      100 Slade's Ferry Avenue
Somerset, Massachusetts 02726               Fall River, Massachusetts 02720           Somerset, Massachusetts 02726
Tel. (508) 675-2121                         Tel. (508) 675-7894                       Tel. (508) 675-2121
Fax (508) 675-1751
                                            Thomas H. Tucker, Esq.                    ANNUAL MEETING
BRANCH LOCATIONS                            459 Washington Street Suite 27
                                            Duxbury, Massachusetts 02332              The Annual Meeting of Stockholders
Fairhaven, MA                               Tel. (781) 934-8200                       of  Slade's Ferry Bancorp will be held
75 Huttleston Avenue                                                                  at 7:30 p.m. on April 8, 2002 at the
                                            INDEPENDENT CERTIFIED                     Venus de Milo Restaurant, 75 G.A.R.
Fall River, MA                              PUBLIC ACCOUNTANTS                        Highway, Swansea, Massachusetts.
249 Linden Street
855 Brayton Avenue                          Shatswell, MacLeod and Company, P.C.      DIVIDEND REINVESTMENT PLAN
1601 South Main Street                      Certified Public Accountants
                                            83 Pine Street                            The Plan provides for
New Bedford, MA                             West Peabody, Massachusetts 01960
838 Pleasant Street                         Tel. (978) 535-0206                       *  Reinvestment of all of the
833 Ashley Boulevard                                                                     dividends
                                            FORM 10-K
Seekonk, MA                                                                           *  Voluntary cash contributions
1400 Fall River Avenue (Rte. 6)             Additional copies of the annual report       of up to $5,000 annual,
                                            on form 10-K, filed by Slade's Ferry         minimum $100.
Somerset, MA                                Bancorp for 2001, with the Securities
100 Slade's Ferry Avenue                    and Exchange Commission may be            *  No service fees or commissions
2722 County Street                          obtained without charge by writing to:
Somerset High School                                                                  Information may be obtained by
                                            Shareholder Services                      contacting Shareholder Services
Swansea, MA                                 Edward Bernardo, Jr., Treasurer           at (508) 675-2121.
Swansea Mall                                Slade's Ferry Bancorp
2388 G.A.R. Highway                         100 Slade's Ferry Avenue                  STOCK TRADING
                                            Somerset, MA  02726
                                                                                      The common stock of Slade's Ferry
LOAN PRODUCTION OFFICE                                                                Bancorp is listed on the NASDAQ Small
                                                                                      Cap Market under the symbol SFBC.
Slade's Ferry Loan Co.
188 Airport Road
Warwick, RI  02889
Tel. (401) 732-3222
