Form 10-Q
period 2002-03-31
SLADES FERRY BANCORP
filed 2002-05-15
CIK 857499

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended   March 31, 2002
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

  Common stock ($.01 par value) 3,883,812.878 shares as of March 31, 2002.
  ------------------------------------------------------------------------

                                   PART I

ITEM 1

Financial Statements
--------------------

                            SLADE'S FERRY BANCORP
                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                                    March 31, 2002    December 31, 2001
                                                    -----------------------------------
                                                     (Unaudited)

ASSETS:
Cash and due from banks                              $ 15,734,362        $ 13,730,752
Interest-bearing demand deposits with other banks         201,521             174,945
Money market mutual funds                                 136,604              86,613
Federal Home Loan Bank overnight deposit                5,000,000           6,000,000
Federal funds sold                                     10,200,000           8,700,000
                                                     --------------------------------
      Cash and Cash Equivalents                        31,272,487          28,692,310
Interest-bearing time deposit with other banks            100,000             100,000
Investment securities(1)                               14,466,066          16,281,712
Securities available for sale(2)                       77,600,074          79,105,537
Federal Home Loan Bank stock                            1,013,400           1,013,400
Loans, net                                            246,343,543         248,017,635
Premises and equipment                                  6,371,108           6,455,837
Goodwill                                                2,173,368           2,173,368
Accrued interest receivable                             2,031,838           1,953,989
Cash surrender value of life insurance                  7,812,077           7,697,441
Other assets                                            3,388,902           3,269,334
                                                     --------------------------------
TOTAL ASSETS                                         $392,572,863        $394,760,563
                                                     ================================

LIABILITIES & STOCKHOLDERS' EQUITY:
Deposits                                             $334,844,360        $337,043,342
Federal Home Loan Bank advances                        15,920,279          16,983,087
Other borrowed funds                                    1,215,073             465,216
Other liabilities                                       1,797,450           1,749,787
                                                     --------------------------------
TOTAL LIABILITIES                                     353,777,162         356,241,432
                                                     --------------------------------
Preferred stockholders' equity in a
 subsidiary company                                        51,500              53,000
                                                     --------------------------------

STOCKHOLDERS' EQUITY:
Common stock                                               38,839              38,700
Paid in capital                                        26,971,141          26,761,997
Retained earnings                                      12,325,001          11,892,623
Accumulated other comprehensive loss                     (590,780)           (227,189)
                                                     --------------------------------

TOTAL STOCKHOLDERS' EQUITY                             38,744,201          38,466,131
                                                     --------------------------------

TOTAL LIABILITIES &
 STOCKHOLDERS' EQUITY                                $392,572,863        $394,760,563
                                                     ================================

--------------------
<F1>  Investment securities are to be held to maturity and have a fair market value of $14,695,068 as of March 31, 2002 and $16,590,243 as of December 31, 2001.
<F2>  Securities classified as Available for Sale are stated at fair value with any unrealized gains or losses reflected as an adjustment in Stockholders' Equity.

       The accompanying notes are an integral part of these condensed consolidated financial statements.

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND EXPENSE
                                 (UNAUDITED)
                          3 MONTHS ENDING MARCH 31,


                                                                  2002          2001
                                                               ------------------------

INTEREST AND DIVIDEND INCOME:
Interest and fees on loans                                     $4,519,745    $5,766,499
Interest and dividends on investments                           1,201,182     1,251,616
Other interest                                                     59,635       194,642
                                                               ------------------------
      Total interest and dividend income                        5,780,562     7,212,757
                                                               ------------------------

INTEREST EXPENSE:
Interest on deposits                                            1,948,982     3,104,971
Interest on Federal Home Loan Bank advances                       260,056       199,948
Interest on other borrowed funds                                    3,216        10,366
                                                               ------------------------
      Total interest expense                                    2,212,254     3,315,285
                                                               ------------------------
      Net interest and dividend income                          3,568,308     3,897,472
Provision for loan losses                                         187,500       187,500
                                                               ------------------------
      Net interest and dividend income
       after provision for loan losses                          3,380,808     3,709,972
                                                               ------------------------

OTHER INCOME:
Service charges on deposit accounts                               141,590       140,923
Overdraft service charges                                          60,050        64,055
Gain (loss) on sales of available for sale securities, net         (2,818)            0
Increase in cash surrender value of life insurance policies       114,636        92,866
Other income                                                      155,772       108,278
                                                               ------------------------
      Total other income                                          469,230       406,122
                                                               ------------------------

OTHER EXPENSE:
Salaries and employee benefits                                  1,790,501     1,783,102
Occupancy expense                                                 211,193       248,791
Equipment expense                                                 125,450       143,542
Stationery and supplies                                            74,564        52,285
Professional fees                                                  63,151       102,124
Marketing expense                                                 100,979       101,598
Other expense                                                     406,013       425,807
                                                               ------------------------
      Total other expense                                       2,771,851     2,857,249
                                                               ------------------------
Income before income taxes                                      1,078,187     1,258,845
Income taxes                                                      296,265       389,480
                                                               ------------------------
NET INCOME                                                     $  781,922    $  869,365
                                                               ========================
Basic earnings per share                                       $     0.20    $     0.23
                                                               ========================
Diluted earnings per share                                     $     0.20    $     0.23
                                                               ========================
Basic average shares outstanding                                3,879,855     3,803,755
                                                               ========================
Diluted average shares outstanding                              3,913,569     3,805,580
                                                               ========================
Dividends Per Share                                            $      .09    $      .08
                                                               ========================
Comprehensive Income(1)                                        $  418,331    $1,137,796
                                                               ========================

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

                    SLADE'S FERRY BANCORP AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                        Three Months Ended March 31,
                        ----------------------------
                                 (Unaudited)


                                                                   2002           2001
                                                               ---------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $   781,922    $    869,365

Adjustments to reconcile net income to
 net cash provided by operating activities:
  Accretion, net of amortization of securities                      30,885           9,163
  Gain on sales of available-for-sale securities, net                2,818               0
  Change in unearned income                                        (42,675)        (46,341)
  Provision for loan losses                                        187,500         187,500
  Depreciation and amortization                                    152,139         182,666
  Increase in cash surrender value of
   life insurance policies                                        (114,636)              0
  Amortization of goodwill                                               0          56,700
  Accretion, net of amortization of fair market
   value adjustments                                                     0          (2,850)
  (Increase) decrease in other assets                               66,266        (145,250)
  Decrease in prepaid expenses                                      39,041          11,370
  (Increase) decrease in interest receivable                       (77,849)         85,813
  Increase (decrease) in other liabilities                          21,257         (30,399)
  Decrease in accrued expenses                                     (80,981)       (187,112)
  Increase (decrease) in interest payable                            5,041          (1,157)
  Increase in taxes payable                                        102,346         155,228
  Decrease in minority interest in subsidiary                       (1,500)              0
                                                               ---------------------------
  Net cash provided by operating activities                      1,071,574       1,144,696
                                                               ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of available-for-sale securities                    (6,346,491)    (13,431,233)
  Proceeds from maturities of available-for-sale securities      7,228,248      15,225,305
  Purchases of held-to-maturity securities                      (1,429,214)     (1,094,000)
  Proceeds from maturities of held-to-maturity securities        3,244,133         981,617
  Net decrease in loans                                          1,520,474       5,751,042
  Recoveries of loans previously charged off                         8,793           6,483
  Capital expenditures                                             (67,409)       (141,138)
                                                               ---------------------------
  Net cash used in investing activities                          4,158,534       7,298,076
                                                               ---------------------------

       The accompanying notes are an integral part of these condensed consolidated financial statements.

                    SLADE'S FERRY BANCORP AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                        Three Months Ended March 31,
                        ----------------------------
                                 (Unaudited)
                                 (Continued)


                                                                   2002           2001
                                                               ---------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in demand deposits, NOW, money
   market and savings accounts                                 $ 6,172,344    $ (8,600,472)
  Net increase (decrease) in time deposits                      (8,371,326)        909,454
  Payments on Federal Home Loan Bank, net                       (1,062,808)        (38,183)
  Net increase (decrease) in other borrowed funds                  749,857      (1,021,188)
  Proceeds from issuance of common stock                           209,283         186,625
  Dividends paid                                                  (347,281)       (304,725)
                                                               ---------------------------
  Net cash provided by financing activities                     (2,649,931)     (8,868,489)
                                                               ---------------------------
  Net increase (decrease) in cash and cash equivalents           2,580,177        (425,717)
  Cash and cash equivalents at beginning of year                28,692,310      28,060,709
                                                               ---------------------------
  Cash and cash equivalents at end of year                     $31,272,487    $ 27,634,992
                                                               ===========================

SUPPLEMENTAL DISCLOSURES;
  Interest paid                                                $ 2,207,213    $  3,316,442
  Income taxes paid                                            $   193,919    $    234,252


       The accompanying notes are an integral part of these condensed consolidated financial statements.

    SLADE'S FERRY BANCORP AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS (UNAUDITED)

                               March 31, 2002

Note A - Basis of Presentation
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the management of Slade's Ferry Bancorp (the "Company"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Note B - Accounting Policies
----------------------------

The accounting principles followed by Slade's Ferry Bancorp and subsidiary and the methods of applying these principles which materially affect the determination of financial position, results of operations, or changes in financial position are consistent with those used at year end 2001.

The consolidated financial statements of Slade's Ferry Bancorp include its wholly-owned subsidiary, Slade's Ferry Trust Company, and its subsidiaries, the Slade's Ferry Realty Trust, the Slade's Ferry Securities Corporation, Slade's Ferry Preferred Capital Corporation, and Slade's Ferry Loan Company. All significant intercompany balances have been eliminated.

Note C - Impact of New Accounting Standards
-------------------------------------------

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

FASB has issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and rescinds SFAS Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125". SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001; however, the disclosure provisions are effective for fiscal years ending after December 15, 2000. The adoption of this statement did not have a material impact on the Company's financial position or results of operation.

Statement of Financial Accounting Standards No. 141, "Business Combinations", improves the consistency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under a single method - the purchase method. Use of the pooling-of-interests method is no longer permitted. Statement No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 will have no immediate effect on the Company's consolidated financial statements since it had no pending business combinations as of December 31, 2001, or as of the accompanying consolidated financial statements.

In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. Under prior accounting standards, goodwill resulting from a business combination was amortized against income over its estimated useful life. As a result of SFAS No. 142, goodwill is generally no longer amortized as an expense after 2001, but instead will be reviewed and tested for impairment using a fair value methodology and assessment. Goodwill will be tested at least annually for impairment. Management does not anticipate an impairment adjustment to the goodwill reflected in the accompanying condensed consolidated balance sheet upon adoption of SFAS No. 142 on January 1, 2002. The effect of adopting SFAS No. 142 will be that the Company will cease to amortize the goodwill balance of $2.2 Million, which will reduce amortization of goodwill by $226,800 in 2002.

ITEM 2

Management's Discussion and Analysis
------------------------------------

Financial Condition
-------------------

Total assets decreased by $2.2 Million, or .6% from $394.8 Million at December 31, 2001 to $392.6 Million at March 31, 2002. The decrease of $2.2 Million is directly attributed to a decline in deposits, specifically certificate of deposit balances. Although our time deposit interest rates are competitive within our local market area, the lower interest rates offered during 2001 and through the first quarter of 2002, reflecting a series of reductions in interest rates initiated by the Federal Reserve Board, caused some customers to seek higher yields and alternative investment products.

During the first quarter of 2002, loan demand improved as both consumer and commercial borrowers continued to take advantage of the lower interest rate environment that prevailed throughout 2001 and the first three months of 2002. Although new loan requests and commitments increased, a large loan payoff, combined with amortization of the existing loan portfolio during the three months ending March 31, 2002, resulted in a net decrease in loans of $1.7 Million. The combined investment portfolio decreased by $3.3 Million from $95.4 Million reported as of December 31, 2001 to $92.1 Million at March 31, 2002. The decrease in our loan and investment portfolios provided the liquidity to fund the withdrawals of our certificates of deposit and payment of a $1.0 Million loan advance from the Federal Home Loan Bank that matured in January 2002.

The investment portfolio represents the second largest component of the Company's assets and consists of securities in the Available-for-Sale category and securities in the Held-to-Maturity category. The designation of which category the security is to be classified as is determined at the time of the purchase of the investment instrument.

The Held-to-Maturity category consists predominately of securities of the U.S. Treasury, U.S. Government corporation and agencies, and securities issued by states of the United States and political subdivisions of states. The
Company has the positive intent and ability to hold these securities to maturity. In managing the Held-to-Maturity portfolio, the Company seeks to maximize its return and maintain consistency to meet short and long term liquidity forecasts by purchasing securities with maturities laddered within a short-term period of 1-3 years, a mid-term period of 3-5 years, and some securities extending out to 10 years. The Company does not purchase investments with off-balance sheet characteristics, such as swaps, options, futures, and other hedging activities that are called derivatives. The main objective of the investment policy is to provide adequate liquidity to meet reasonable declines in deposits and any anticipated increases in the loan portfolio, to provide safety of principal and interest, to generate earnings adequate to provide a stable income, and to fit within the overall asset/liability management objectives of the Company.

Investment Securities are securities that the Company will hold to maturity and are carried at amortized cost on the balance sheet, and are summarized as follows as of March 31, 2002.


                                           Amortized     Gross Unrealized    Gross Unrealized
(Dollars in Thousands)                     Cost Basis      Holding Gains      Holding Losses     Fair Value
-----------------------------------------------------------------------------------------------------------

Debt securities issued by the U. S.
 Treasury and other U. S.
 Government corporations and
 Agencies                                    $   750          $  7                 $ 0            $   757

Debt securities issued by states of the
 United States and political
 subdivisions of the states                   13,712           246                  24             13,934
Mortgage-backed securities                         3             0                   0                  3
Other debt securities                              1             0                   0                  1
---------------------------------------------------------------------------------------------------------
      Total                                  $14,466          $253                 $24            $14,695
=========================================================================================================

Securities in the Available-for-Sale category are securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. These securities may be sold in response to interest rate changes, liquidity needs or other factors. Any unrealized gains or losses, net of taxes, are reflected in Stockholders' Equity as a separate component.

Investments in Available-for-Sale securities are carried at fair value on the balance sheet and are summarized as follows as of March 31, 2002.


                                                        Gains in        Losses in
                                                      Accumulated      Accumulated
                                                         Other            Other
                                       Amortized     Comprehensive    Comprehensive
(Dollars in Thousands)                 Cost Basis        Income           Income       Fair Value
-------------------------------------------------------------------------------------------------

Debt securities issued by the U. S.
 Treasury and other U. S.
 Government corporations and
 agencies                                $31,640          $359            $  117        $31,882
Marketable Equities                        5,905           319             1,345          4,879
Mortgage-backed securities                37,842           222               213         37,851
Corporate Bonds                            2,936            56                 4          2,988
-----------------------------------------------------------------------------------------------
      Total                              $78,323          $956            $1,679        $77,600
===============================================================================================

Decrease to Stockholders' Equity:
(In Whole Dollars)

Unrealized loss on Available-for-Sale Securities        $ 723,489
Less tax effect                                          (238,954)
                                                        ---------
Net unrealized loss on Available-for-Sale Securities    $ 484,535
                                                        =========

The Available-for-Sale category at March 31, 2002 had net unrealized losses net of taxes of $484,535, of which $183,963 are net unrealized gains (net of tax) attributed to securities of the U.S. Treasury, other U.S. Government corporations and agencies, corporate bonds, and mortgage-backed securities, and $668,498 are net unrealized losses (net of tax) attributable to marketable equity securities.

Securities of the U.S. Treasury, U.S. Government corporations and agencies, and mortgage-backed securities have little or no credit risk, other than being sensitive to changes in interest rates; and if held-to-maturity, these securities will mature at par. The Company amortizes premiums and accretes discounts over the life of the security.

Marketable equity securities, however, have a greater risk as they are subject to rapid market fluctuations. These securities are constantly monitored and evaluated to determine their suitability for sale or retention in the portfolio. Management minimizes its risk by limiting the total amount invested into marketable equity securities to 6.5% of the total investment portfolio. At March 31, 2002, the amount invested in marketable equity securities was 6.3% of the total investment portfolio distributed over various business sectors.

          INFORMATION WITH RESPECT TO NONACCRUAL AND PAST DUE LOANS AT MARCH 31, 2002 AND 2001 AND DECEMBER 31, 2001 AND 2000


                                                        At March 31,      At December 31,
------------------------------------------------------------------------------------------
(Dollars in Thousands)                                 2002      2001      2001      2000
------------------------------------------------------------------------------------------

Nonaccrual Loans                                       $ 839    $2,263    $1,138    $2,415
Loans 90 days or more past due and
 still accruing                                            0       181       444       335
Real estate acquired by foreclosure
 or substantively repossessed                              0         0         0         0
Percentage of nonaccrual loans to total gross loans     0.33%     0.90%     0.45%     0.94%
Percentage of nonaccrual loans, restructured loans,
 and real estate acquired by foreclosure or
 substantively repossessed to total assets              0.25%     0.59%     0.34%     0.64%
Percentage of allowance for loan losses
 to nonaccrual loans                                   645.4%   218.02%   481.90%   197.76%

The $0.8 Million in nonaccrual loans as of March 31, 2002 consists of $0.6 Million of real estate mortgages and $0.2 Million attributed to commercial loans. Nonaccrual loans include restructured loans of $133,000 at March 31, 2002.

The Company's nonperforming assets as a total decreased by $0.3 Million at March 31, 2002, from $1.1 Million reported on December 31, 2001 to $.8 Million as of March 31, 2002. The Company considers nonaccrual loans, loans past due 90 days or more but still accruing, and real estate acquired by foreclosure or substantively repossessed as nonperforming assets. Nonaccrual loans, which is the largest component of nonperforming assets, decreased by $299,253 during the first quarter of 2002. Loans 90 day or more but still accruing decreased by $443,882 during the current quarter.

The percentage of nonaccrual loans to total gross loans decreased from 0.45% reported at year end to 0.33% at March 31, 2002 due to a decrease in the nonaccrual category. The percentage of nonaccrual loans and real estate acquired by foreclosure or substantively repossessed to total assets decreased due to the decrease in nonaccrual loans.

       INFORMATION WITH RESPECT TO INTEREST ON NONACCRUAL AND PAST DUE LOANS AT MARCH 31, 2002 AND 2001 AND DECEMBER 31, 2001 AND 2000


                                                  At March 31,      At December 31,
-----------------------------------------------------------------------------------
(Dollars in Thousands)                           2002     2001      2001      2000
-----------------------------------------------------------------------------------

Nonaccrual Loans                                 $839    $2,263    $1,138    $2,415

Interest income that would have been recorded
 under original terms                              18        60       109       228

Interest income recorded during the period          1        14         6        22

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

At March 31, 2002, there were $3,177,560 of loans which the Company has determined to be impaired, of which $3,117,308 have a related allowance for credit losses of $566,806. Loans deemed to be impaired decreased substantially from the $7,521,689 reported as of December 31, 2001. At year end 2001, impaired loans included one large loan relationship of $2,556,000; but as of March 31, 2002, payments continue to be current and this loan has been removed from impairment status. In addition, principal reductions, loan payoffs, charged off balances, loan upgrades, and a change in our impairment identification methodology are other factors resulting in a decrease of impaired loans. Management is not aware of any other loans that pose a potential credit risk, or where the loans are current but the borrowers are experiencing financial difficulty.

There were no other loans classified for regulatory purposes at March 31, 2002 that management reasonably expects will materially impact future operating results, liquidity or capital resources.

                  ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES


                                      Three Months          Years Ended
                                      At March 31,        At December 31,
--------------------------------------------------------------------------
(Dollars in Thousands)              2002       2001       2001       2000
--------------------------------------------------------------------------

Balance at January 1               $5,484     $4,776     $4,776     $3,766
--------------------------------------------------------------------------

Charge-offs:
  Commercial                         (263)       (30)       (73)      (194)
  Real estate - construction            0          0         (0)         0
  Real estate - mortgage                0          0         (0)       (23)
  Installment/consumer                 (3)        (6)       (28)      (138)
--------------------------------------------------------------------------
Total Charge-offs                    (266)       (36)      (101)      (355)
--------------------------------------------------------------------------

Recoveries:
  Commercial                            4          4         14         50
  Real estate - construction            0          0          0          0
  Real estate - mortgage                3          0         29         92
  Installment/consumer                  2          2         16         23
--------------------------------------------------------------------------
Total Recoveries                        9          6         59        165
--------------------------------------------------------------------------
Net Charge-offs                      (257)       (30)       (42)      (190)
--------------------------------------------------------------------------
Additions charged to operations       188        188        750      1,200
--------------------------------------------------------------------------
Balance at end of period           $5,415     $4,934     $5,484     $4,776
==========================================================================

Ratio of net charge-offs to
 average loans outstanding          (0.10%)    (.012%)    (0.02%)    (0.08%)

The Allowance for Loan Losses at March 31, 2001 was $5,415,088, compared to $5,484,519 at year end 2001. The Allowance for Loan Losses as a percentage of outstanding loans was 2.15% at March 31, 2002, and 2.16% at December 31, 2001.

The Bank provided $750,000 in 2001, $1,200,000 in 2000, and $187,500 as of
March 31, 2002 to the Allowance for Loan Losses. Loans charged off were $101,000 as of December 31, 2001, $355,000 in 2000, and $266,000 as of March
31, 2002. Recoveries on loans previously charged off were $59,000 in 2001, $165,000 in 2000, and $9,000 as of March 31, 2002. Management believes that the Allowance for Loan Losses of $5,415,088 is adequate to absorb any losses that are estimated to occur, due to the Bank's strong collateral position and the current asset quality.

The level of the Allowance for Loan Losses is evaluated by management and encompasses several factors. These factors include but are not limited to recent trends in the nonperforming loans, the adequacy of the assets that collateralize the nonperforming loans, the level of nonaccrual loans, current economic conditions in the market area, and various other external and internal factors. During 2000, management made the decision to change the methodology and guidelines used in calculating the adequate level of loan loss reserves. Increasing credit risk due to a higher commercial real estate loan portfolio and a rising interest rate environment are responsible for the review and change in the methodology and guidelines. Management's assessment of the adequacy of the Allowance for Loan Losses is reviewed by regulators, the Company's independent accountants, and outside loan review consultants.

This table shows an allocation of the allowance for loan losses as of the end of each of the periods indicated.


                                     March 31, 2002          December 31, 2001         December 31, 2000
                                ---------------------------------------------------------------------------
                                             Percent of                Percent of                Percent of
                                              Loans in                  Loans in                  Loans in
                                                Each                      Each                      Each
                                              Category                  Category                  Category
                                              to Total                  to Total                  to Total
                                 Amount         Loans      Amount         Loans      Amount         Loans
                                ---------------------------------------------------------------------------
                                                           (Dollars in Thousands)

Domestic:
  Commercial(5)                 $1,788(1)      16.77%     $1,629(1)      17.91%     $1,466(1)      19.66%
  Real estate - Construction        47          3.52          41          2.99          47          3.36
  Real estate - mortgage         3,426(2)      76.02       3,585(2)      74.77       2,970(2)      71.91
  Consumer(3)                      154(4)       3.69         229(4)       4.33         293(4)       5.07
                                ------------------------------------------------------------------------
                                $5,415        100.00%     $5,484        100.00%     $4,776        100.00%
                                ========================================================================

--------------------
<F1>  Includes amounts specifically reserved for impaired loans of $516,288 as of March 31, 2002, $780,029 as of December 31, 2001, and $281,248
      as of December 31, 2000 as required by Financial Accounting Standard No. 114, Accounting for Impairment of Loans.
<F2>  Includes amounts specifically reserved for impaired loans of $46,425 as of March 31, 2002, $413,663 as of December 31, 2001, and $132,911
      as of December 31, 2000 as required by Financial Accounting Standard No. 114, Accounting for Impairment of Loans.
<F3>  Includes consumer, obligations of states and political subdivisions and other.
<F4>  Includes amounts specifically reserved for impaired loans of $4,093 as of March 31, 2002, $1,632 as of December 31, 2001, and $10,398 as of
      December 31, 2000 as required by Financial Accounting Standard No. 114, Accounting for Impairment of Loans.
<F5>  Includes commercial, financial, agricultural and nonprofit loans.

The loan portfolio's largest segment of loans is commercial real estate loans, which represent 58% of gross loans. Residential real estate, represents 18% of gross loans. The Company requires a loan to value ratio of 80% in both commercial and residential mortgages. These mortgages are secured by real properties which have a readily ascertainable appraised value.

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

Results of Operations
---------------------

The Company's performance of operations is very dependent on net interest and dividend income, which is the difference between interest income earned on loans and investments and interest expense paid on deposits and borrowed funds. The level of net interest income achieved is significantly impacted by several factors such as economic conditions, interest rates, asset/liability management, and corporate strategic planning. Net interest and dividend income for the three months ending March 31, 2002 decreased by $329,164 to $3,568,308 when compared to $3,897,472 recorded during the same period in 2001. Total interest and dividend income decreased by $1,432,195 partially offset by a decrease in total interest expense of $1,103,031. Although our net interest margin stabilized during the first quarter of 2002, the series of reductions in interest rates throughout 2001 impacted our net interest margin, as a result of loan and investment repricing at lower interest rates due to refinancing and prepayments.

The Provision for Loan Losses is a charge against earnings and funds the Allowance for Loan Losses. It is management's desire to maintain the Allowance for Loan Losses at a level that is adequate to absorb future possible charge-offs of loans deemed to be uncollectible. The Bank's provision during the three month period ending March 31, 2002 was $187,500, the same amount provided during the same period in 2001.

Total Other Income increased by $63,108 for the first quarter in 2002, from $406,122 reported for the first quarter in 2001 to $469,230 in 2002. Service charges on both deposit accounts and overdrafts combined decreased slightly by $3,338. The Bank realized a $2,818 loss on the sale of one security during the first three months of 2002. There were no losses realized on the sale of securities during the first quarter of 2001. There was an increase of $21,770 in the cash surrender value of life insurance policies associated with both the Directors' and Executive Officers' life insurance programs. The purchase of additional policies during 2001 for newly hired executives totaled $515,500 and continues to generate additional earnings.

The line item Other Income increased by $47,494 when compared to the first three months of 2001. These income items represent earnings derived from safe deposit box rentals, checkbook printing revenue, exchange and commission fees, customer investment commission fees, ATM/debit card usage fees, and recoveries of previously recorded losses relating to check fraud.

The category Other Expense, made up of various noninterest expenses, decreased by $85,398 to $2,771,851 recorded during the first three months ending March 31, 2002, compared to $2,857,249 reported for the same period in 2001. Salaries and employee benefits increased by $7,399 due to general wage adjustments and staff additions. Occupancy and equipment expenses combined totaled $336,643 during the first quarter in 2002, compared to $392,333 in 2001, a decrease of $55,690. The mild winter experienced during the first quarter of 2002 contributed to lower utility and snow removal costs. The expenses for stationery and supplies increased by $22,279 from $52,285 reported during the first quarter in 2001 to $74,564 in 2002. This increase was a result of additional cost for stationery and envelopes required for marketing and business development. Professional service fees decreased by $38,973 from the first quarter of 2001 to 2002. This decrease reflects cost associated with legal and consulting services and collection and repossession expenses. Marketing expenses attributed to production and media costs for television and radio commercials, print advertising and other direct marketing decreased slightly by $619.

The following table sets forth the components of the line item Other Expense, which reflects a decrease of $19,794 for the first quarter in 2002 compared to the same period reported in 2001.


                                March 31, 2002    March 31, 2001    Variance
                                --------------------------------------------

Amortization of Goodwill           $      0          $ 56,700       $(56,700)

Communications                       81,240            82,912         (1,672)

Committee Fees                       46,550            40,910          5,640

Other Miscellaneous Expenses        278,223           245,285         32,938
                                   -----------------------------------------
                                   $406,013          $425,807       $(19,794)
                                   =========================================

The decrease of $19,794 was primarily due to a decrease of $56,700 in amortization expense pertaining to goodwill, due to the implementation of SFAS No. 142 previously mentioned, partially offset by an increase of $32,938 in various other miscellaneous expenses.

Income before income taxes was $1,078,187 for the three month period ending March 31, 2002 compared to $1,258,845 reported for the same period in the prior year. Taxes totaled $296,265 down by $93,215 when compared to $389,480 reported for the first quarter in 2001. Net Income of $781,922 was down by 10.06% or $87,443 for the first quarter in 2002 compared to $869,365 in the same period in 2001. Diluted earnings per share for the first quarter in 2002 was $0.20 compared to $0.23 reported in 2001.

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

The Company also has the ability to borrow funds from correspondent banks, the Federal Home Loan Bank, as well as the Federal Reserve Bank of Boston by pledging various investment securities as collateral. During the first quarter in 2001 and 2002, the Bank was not required to borrow short-term funds to meet current liquidity needs. Tax payments made by our customers which are owed to the Federal Reserve Bank Treasury
Tax and Loan account are classified as short-term borrowings. As of March 31, 2002, there is also $15,920,279 in advances from the Federal Home Loan Bank representing the match funding program that is available to qualified borrowers and an investment growth strategy transaction.

Excess available funds are invested on a daily basis as Federal Funds Sold and can be withdrawn daily. The Bank attempts through its cash management strategies to maintain a level of Federal Funds Sold to further enhance its liquidity, providing funds to meet lending and other cash requirements.

Liquidity represents the ability of the Bank to meet its funding requirements. In assessing the appropriate level of liquidity, the Bank considers deposit levels, lending requirements, and investment maturities in light of prevailing economic conditions. Through this assessment, the Bank manages its liquidity level to optimize earnings and respond to fluctuations in customer borrowing needs.

At March 31, 2002, the Bank's liquidity ratio stood at 35.1%, slightly higher than the 34.9% level reported at December 31, 2001. The liquidity ratio is determined by dividing the Bank's short term assets (cash and due from banks, interest bearing deposits due from other banks, securities, and federal funds sold) by the Bank's total deposits. Management believes the Bank's liquidity to be adequate to meet the current and presently foreseeable needs of the Bank.

Capital
-------

As of March 31, 2002, the Company had total capital of $38,744,201. This represents an increase of $278,070 from $38,466,131 reported on December 31, 2001. The increase in capital was a combination of several factors. Additions consisted of three months earnings of $781,922 and transactions originating through the Dividend Reinvestment Program whereby 2,782.986 shares were issued for cash contributions of $39,923 and 11,105.008 shares were issued for $169,360 in lieu of cash dividend payments. These additions were offset by dividends paid of $349,543.

Also, affecting capital is accumulated other comprehensive income (loss) which reflects net unrealized gains or losses, net of taxes, on securities classified as Available-for-Sale and the minimum pension liability adjustment. On December 31, 2001 the Available-for-Sale portfolio had unrealized losses, net of taxes, of $120,943, and on March 31, 2002, as a result of current market values, the portfolio reflects unrealized losses, net of taxes, of $484,535. There was no change in the minimum pension liability adjustment of $106,245, net of taxes, recorded December 31, 2001.

Under the requirements for Risk Based and Leverage Capital of the federal banking agencies, a minimum level of capital will vary among banks based on safety and soundness of operations. Risk Based Capital ratios are calculated with reference to risk-weighted assets, which include both on and off balance sheet exposure.

At March 31, 2002 the actual Risk Based Capital of the Bank was $30,919,000 for Tier 1 Capital, exceeding the minimum requirements of $10,711,400 by $20,207,600. Total Capital of $34,292,000 exceeded the minimum requirements of $21,422,800 by $12,689,200 and Leverage Capital of $30,919,000 exceeded the minimum requirements of $15,432,840 by $15,486,160. In addition to the "minimum" capital requirements, "well capitalized" standards have also been established by the Federal Banking Regulators.

The table below illustrates the capital ratios of the Company and the Bank on March 31, 2002 and at December 31, 2001.


                               Well        March 31, 2002     December 31, 2001
                           Capitalized    ----------------    -----------------
                           Requirement    Bancorp     Bank    Bancorp      Bank
-------------------------------------------------------------------------------

Total Capital (to Risk
 Weighted Assets)           > or = 10%    14.57%     12.81%   14.43%     12.55%
-------------------------------------------------------------------------------

Tier 1 Capital (to Risk
 Weighted Assets)           > or = 6%     13.32%    11.55%    13.18%     11.29%
-------------------------------------------------------------------------------

Leverage Capital (to
 Average Assets)            > or = 5%      9.18%     8.01%     8.98%      7.74%
-------------------------------------------------------------------------------

Under the revised informal agreement entered into with the Massachusetts Commissioner of Banks and the Federal Deposit Insurance Corporation, effective January 17, 2002, the Bank is required to maintain a seven (7) percent Tier I Leverage Capital ratio. As of March 31, 2002, this ratio was 8.01% compared to 7.74% at year end 2001.

In addition to meeting the required levels, the Company and the Bank's capital ratios meet the criteria of the "well capitalized" category established by the federal banking agencies as of March 31, 2002.


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

                                 Estimated Exposure as a
       Rate Change          Percentage of Net Interest Income
       (Basis Points)                March 31, 2002
       ------------------------------------------------------

            +200                         (2.01)%
            -200                         (4.47)%

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

                                   Part II
                              Other Information

ITEM 6

Exhibits and Reports on Form 8-K
--------------------------------

(a)   Exhibits: See exhibit index.

(b) Reports on Form 8-K: A report on Form 8-K dated February 7, 2002 was filed with the Securities and Exchange Commission reporting under Item 5 the announcement of the early retirement as of March 29, 2002 of James D. Carey, President and Chief Executive Officer of the Bank and Executive Vice President of the Company.

                                EXHIBIT INDEX

Exhibit No.    Description                                           Page
-----------    -----------                                           ----

     3.1       Articles of Incorporation of Slade's Ferry Bancorp
               as amended                                             (1)

     3.2       By-laws of Slade's Ferry Bancorp as amended            (2)

    10.1       Slade's Ferry (formerly Weetamoe) Bancorp 1996 Stock
               Option Plan (as amended)                               (3)

    10.2 Noncompetition Agreement between Slade's Ferry Trust Company and Edward S. Machado (A substantially
               identical contract exists with Peter Paskowski)        (4)

    10.3 Supplemental Executive Retirement Agreement between Slade's Ferry (formerly Weetamoe) Bancorp and
               Donald T. Corrigan                                     (5)

    10.4 Supplemental Executive Retirement Agreement between Slade's Ferry (formerly Weetamoe) Bancorp and James
               D. Carey                                               (2)

    10.5 Supplemental Executive Retirement Agreement between Slade's Ferry (formerly Weetamoe) Bancorp and
               Manuel J. Tavares                                      (2)

    10.6       Swansea Mall Lease                                     (4)

    10.7       Form of Director Supplemental Retirement Program
               Director Agreement, Exhibit I thereto (Slade's
               Ferry Trust Company Director Supplemental Retirement Program Plan) and Endorsement Method Split Dollar
               Plan Agreement thereunder for Thomas B. Almy.
               (Similar forms of agreement entered into between
               Slade's Ferry Trust Company and the other directors)   (6)

    10.8       Form of Directors' Paid-up Insurance Policy for
               Thomas B. Almy (part of the Director Supplemental
               Retirement Program). (Similar forms of policy
               entered into by Company for other directors)           (7)

    10.9       Form of Officers' Paid-up Endorsement Method Split
               Dollar Plan Agreement and Insurance Policies for
               Janice Partridge (Similar forms of policies entered
               into by Company for its President and other Vice
               Presidents)                                            (8)

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

                                       SLADE'S FERRY BANCORP
                                       -------------------------------------
                                       (Registrant)


May 10, 2002                           /s/ Kenneth R. Rezendes
--------------------                   -------------------------------------
(Date)                                 (Signature)       Kenneth R. Rezendes
                                                             President/Chief
                                                           Executive Officer


May 10, 2002                           /s/ Donald T. Corrigan
--------------------                   -------------------------------------
(Date)                                 (Signature)        Donald T. Corrigan
                                                             Chairman of the
                                                          Board of Directors


May 10, 2002                           /s/ Edward Bernardo Jr.
--------------------                   -------------------------------------
(Date)                                 (Signature)       Edward Bernardo Jr.
                                                    Vice President/Treasurer
                                                    Chief Financial Officer/
                                                    Chief Accounting Officer