Form 10-Q
period 2002-06-30
SLADES FERRY BANCORP
filed 2002-08-14
CIK 857499

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended  June 30, 2002
                   -------------

Commission file number  000-23904
                        ---------

                            SLADE'S FERRY BANCORP
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


Massachusetts                                   04-3061936
----------------------------------------        ----------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification Number)


100 Slade's Ferry Avenue                        02726
Somerset, Massachusetts                         Zip Code)
----------------------------------------        ----------------------
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

   Common stock ($.01 par value) 3,907,334.821 shares as of June 30, 2002.
   -----------------------------------------------------------------------

                                   PART I

ITEM 1

Financial Statements
--------------------

                    SLADE'S FERRY BANCORP AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                                   June 30, 2002    December 31, 2001
                                                   ----------------------------------
                                                    (Unaudited)

ASSETS:
Cash, due from banks and interest-bearing
 demand deposits with other banks                   $ 17,675,120       $ 13,905,697
Money market mutual funds                                107,157             86,613
Federal Home Loan Bank overnight deposit              10,000,000          6,000,000
Federal funds sold                                    10,000,000          8,700,000
                                                    -------------------------------
      Cash and Cash Equivalents                       37,782,277         28,692,310

Interest-bearing time deposits with other banks          200,000            100,000
Investment securities (1)                             14,451,793         16,281,712
Investment securities available for sale(2)           78,687,504         79,105,537
Federal Home Loan Bank stock                           1,013,400          1,013,400
Loans, net                                           250,837,658        248,017,635
Premises and equipment                                 6,289,264          6,455,837
Goodwill                                               2,173,368          2,173,368
Accrued interest receivable                            1,750,980          1,953,989
Cash surrender value of life insurance                 8,907,716          7,697,441
Other assets                                           3,304,520          3,269,334
                                                    -------------------------------
TOTAL ASSETS                                        $405,398,480       $394,760,563
                                                    ===============================

LIABILITIES & STOCKHOLDERS' EQUITY:
Deposits                                            $343,432,423       $337,043,342
Federal Home Loan Bank advances                       19,319,611         16,983,087
Other borrowed funds                                   1,214,265            465,216
Other liabilities                                      1,890,204          1,749,787
                                                    -------------------------------
TOTAL LIABILITIES                                    365,856,503        356,241,432
                                                    -------------------------------

Preferred stockholders' equity in a
 subsidiary company                                       51,500             53,000
                                                    -------------------------------

STOCKHOLDERS' EQUITY:
Common stock                                              39,074             38,700
Paid in capital                                       27,255,306         26,761,997
Retained earnings                                     12,661,492         11,892,623
Accumulated other comprehensive loss                    (465,395)          (227,189)
                                                    -------------------------------

TOTAL STOCKHOLDERS' EQUITY                            39,490,477         38,466,131
                                                    -------------------------------

TOTAL LIABILITIES &
 STOCKHOLDERS' EQUITY                               $405,398,480       $394,760,563
                                                    ===============================

--------------------
<F1>  Investment securities are to be held to maturity and have a fair market value of $14,846,732 as of June 30, 2002 and $16,590,243 as of
      December 31, 2001.
<F2>  Securities classified as Available for Sale are stated at fair value with any unrealized gains or losses reflected as an adjustment in Stockholders' Equity.

       The accompanying notes are an integral part of these condensed consolidated financial statements.

                    SLADE'S FERRY BANCORP AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND EXPENSE
                                 (UNAUDITED)
                          6 MONTHS ENDING JUNE 30,


                                                                   2002           2001
                                                               --------------------------

INTEREST AND DIVIDEND INCOME:
Interest and fees on loans                                     $ 8,814,539    $11,215,838
Interest and dividends on investments                            2,358,874      2,461,663
Other interest                                                     150,757        474,088
                                                               --------------------------
      Total interest and dividend income                        11,324,170     14,151,589
                                                               --------------------------

INTEREST EXPENSE:
Interest on deposits                                             3,666,473      6,146,620
Interest on Federal Home Loan Bank and other borrowed funds        559,189        429,769
                                                               --------------------------
      Total interest expense                                     4,225,662      6,576,389
                                                               --------------------------

      Net interest and dividend income                           7,098,508      7,575,200
Provision for loan losses                                          375,000        375,000
                                                               --------------------------
      Net interest and dividend income
       after provision for loan losses                           6,723,508      7,200,200
                                                               --------------------------

OTHER INCOME:
Service charges on deposit accounts                                281,629        282,319
Overdraft service charges                                          130,405        132,024
Gain (loss) on sales of available for sale securities, net          (2,818)             0
Cash surrender value of life insurance policies income             210,275        173,187
Other income                                                       296,744        228,513
                                                               --------------------------
      Total other income                                           916,235        816,043
                                                               --------------------------

OTHER EXPENSE:
Salaries and employee benefits                                   3,559,419      3,544,121
Occupancy expense                                                  418,445        466,914
Equipment expense                                                  250,713        291,451
Stationery and supplies                                            152,559        100,717
Professional fees                                                  186,761        217,385
Marketing expense                                                  190,659        221,163
Other expense                                                      864,639        913,555
                                                               --------------------------
      Total other expense                                        5,623,195      5,755,306
                                                               --------------------------
Income before income taxes                                       2,016,548      2,260,937
Income taxes                                                       546,476        676,994
                                                               --------------------------
NET INCOME                                                     $ 1,470,072    $ 1,583,943
                                                               ==========================
Basic earnings per share                                       $      0.38    $      0.42
                                                               ==========================
Diluted earnings per share                                     $      0.37    $      0.42
                                                               ==========================
Basic average shares outstanding                                 3,891,775      3,803,755
                                                               ==========================
Diluted average shares outstanding                               3,922,520      3,806,017
                                                               ==========================
Dividends Per Share                                            $      0.18    $      0.17
                                                               ==========================
Comprehensive Income (1)                                       $ 1,231,866    $ 1,993,596
                                                               ==========================

--------------------
<F1>  Calculated using the change in accumulated other comprehensive income
      (loss) for the period and net income for the period.

       The accompanying notes are an integral part of these condensed consolidated financial statements.

                    SLADE'S FERRY BANCORP AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND EXPENSE
                                 (UNAUDITED)
                          3 MONTHS ENDING JUNE 30,


                                                                  2002           2001
                                                               -------------------------

INTEREST AND DIVIDEND INCOME:
Interest and fees on loans                                     $4,294,794     $5,449,339
Interest and dividends on investments                           1,157,692      1,210,047
Other interest                                                     91,122        279,446
                                                               -------------------------
       Total interest and dividend income                       5,543,608      6,938,832
                                                               -------------------------

INTEREST EXPENSE:
Interest on deposits                                            1,717,491      3,041,649
Interest on Federal Home Loan Bank and
 other borrowed funds                                             295,917        219,455
                                                               -------------------------
      Total interest expense                                    2,013,408      3,261,104
                                                               -------------------------
      Net interest and dividend income                          3,530,200      3,677,728
PROVISION FOR LOAN LOSSES                                         187,500        187,500
                                                               -------------------------
      Net interest and dividend income
       after provision for loan losses                          3,342,700      3,490,228
                                                               -------------------------

OTHER INCOME:
Service charges on deposit accounts                               140,039        141,396
Overdraft service charges                                          70,355         67,969
Gain (loss) on sales of available for sale securities, net              0              0
Cash surrender value of life insurance policies income             95,639         80,321
Other income                                                      140,972        120,235
                                                               -------------------------
      Total other income                                          447,005        409,921
                                                               -------------------------

OTHER EXPENSE:
Salaries and employee benefits                                  1,768,918      1,761,019
Occupancy expense                                                 207,252        218,123
Equipment expense                                                 125,263        147,909
Stationery and supplies                                            77,995         48,432
Professional fees                                                 123,610        115,261
Marketing expense                                                  89,680        119,565
Other expense                                                     458,626        487,748
                                                               -------------------------
      Total other expense                                       2,851,344      2,898,057
                                                               -------------------------
Income before income taxes                                        938,361      1,002,092
Income taxes                                                      250,211        287,514
                                                               -------------------------
NET INCOME                                                     $  688,150     $  714,578
                                                               =========================
Basic earnings per share                                       $     0.18     $     0.19
                                                               =========================
Diluted earnings per share                                     $     0.17     $     0.19
                                                               =========================
Basic average shares outstanding                                3,903,564      3,822,745
                                                               =========================
Diluted average shares outstanding                              3,934,387      3,826,484
                                                               =========================
Dividends per share                                            $      .09     $      .09
                                                               =========================
Comprehensive Income (1)                                       $  813,535     $  855,800
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

                    SLADE'S FERRY BANCORP AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                          Six Months Ended June 30,
                          -------------------------
                                 (Unaudited)


                                                                     2002           2001
                                                                 --------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $ 1,470,072    $ 1,583,943

Adjustments to reconcile net income to
 net cash provided by operating activities:
  Accretion, net of amortization of securities                        68,504         62,306
  Loss on sales of available-for-sale securities, net                  2,818              0
  Change in unearned income                                          (49,170)       (67,249)
  Provision for loan losses                                          375,000        375,000
  Depreciation and amortization                                      307,419        365,727
  Increase in cash surrender value of life insurance policies       (210,275)             0
  Amortization of goodwill                                                 0        113,400
  Accretion, net of amortization of fair market
   value adjustments                                                       0         (5,700)
  (Increase) decrease in other assets                                (36,726)         4,636
  (Increase) decrease in prepaid expenses                             76,791        (35,928)
  Decrease in interest receivable                                    203,009        357,875
  Increase (decrease) in other liabilities                            34,492       (185,386)
  Increase in accrued expenses                                        85,484         52,595
  Increase (decrease) in interest payable                             16,063        (34,911)
  (Increase) decrease in taxes receivable                             14,020       (499,866)
  Decrease in minority interest in subsidiary                         (1,500)             0
                                                                 --------------------------
  Net cash provided by operating activities                      $ 2,356,001    $ 2,086,442
                                                                 --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of interest-bearing time deposit with other bank         (100,000)             0
  Purchases of available-for-sale securities                     (16,358,558)   (33,526,390)
  Proceeds from maturities of available-for-sale securities       16,382,314     30,608,090
  Purchases of held-to-maturity securities                        (2,550,873)    (2,138,133)
  Proceeds from maturities of held-to-maturity securities          4,376,270      3,734,518
  Net (increase) decrease in loans                                (3,168,935)     3,755,388
  Recoveries of loans previously charged off                          23,082         13,163
  Capital expenditures                                              (151,446)      (266,913)
  Proceeds from Sale of Asset                                         10,600              0
  Investment in life insurance policies                           (1,000,000)      (259,000)
                                                                 --------------------------
  Net cash used in investing activities                          $(2,537,546)   $ 1,920,723
                                                                 --------------------------

       The accompanying notes are an integral part of these condensed consolidated financial statements.

                    SLADE'S FERRY BANCORP AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                          Six Months Ended June 30,
                          -------------------------
                                 (Unaudited)
                                 (Continued)


                                                                     2002           2001
                                                                 --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in demand deposits, NOW, money market and
   savings accounts                                              $19,458,314    $ 6,742,122
  Net increase (decrease) in time deposits                       (13,069,233)     2,534,216
  Payments on Federal Home Loan Bank Borrowings, net              (1,113,476)     2,993,602
  Advance on Federal Home Loan Bank Borrowings                     3,450,000
  Net increase (decrease) in other borrowed funds                    749,049       (188,113)
  Proceeds from issuance of common stock                             493,683        349,773
  Dividends paid                                                    (696,825)      (649,140)
                                                                 --------------------------
  Net cash provided by financing activities                        9,271,512     11,782,460
                                                                 --------------------------
  Net increase in cash and cash equivalents                        9,089,967     15,789,625
  Cash and cash equivalents at beginning of year                  28,692,310     28,060,709
                                                                 --------------------------
  Cash and cash equivalents at end of year                       $37,782,277    $43,850,334
                                                                 ==========================

SUPPLEMENTAL DISCLOSURES;
  Interest paid                                                  $ 4,209,599    $ 6,611,300
  Income taxes paid                                              $   532,456    $ 1,176,860

       The accompanying notes are an integral part of these condensed consolidated financial statements.

    SLADE'S FERRY BANCORP AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS (UNAUDITED)

                                June 30, 2002

Note A - Basis of Presentation
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the management of Slade's Ferry Bancorp (the "Company"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. Under prior accounting standards, goodwill resulting from a business combination was amortized against income over its estimated useful life. As a result of SFAS No. 142, goodwill is generally no longer amortized as an expense after 2001, but instead will be reviewed and tested for impairment using a fair value methodology and assessment. Goodwill will be tested at least annually for impairment. Management does not anticipate an impairment adjustment to the goodwill reflected in the accompanying condensed consolidated balance sheet. The effect of adopting SFAS No. 142 will be that the Company will cease to amortize the goodwill balance of $2.2 Million, which will reduce amortization of goodwill by $226,800 in 2002.

Contingency
-----------

Several financial institutions operating in the Commonwealth of Massachusetts with real estate investment trust subsidiaries, have recently received Notice of Intent to Assess additional state excise taxes from the Massachusetts Department of Revenue (the "DOR"), challenging the dividends received deduction claimed by the institutions. The Bank has not received a Notice of Intent to Assess tax. However, it is probable that the Bank will receive an assessment of tax of approximately $1,500,000 from the DOR. The Bank will vigorously contest this Notice. The Company has not recorded a loss provision in regard to this anticipated Notice.

ITEM 2

Management's Discussion and Analysis
------------------------------------

Financial Condition
-------------------

Total assets increased by $10.6 Million, or 2.7% from $394.8 Million at December 31, 2001 to $405.4 Million at June 30, 2002. The increase of $10.6 Million is primarily attributed to an increase in deposits of $6.4 Million, additional advances from the Federal Home Loan Bank of $2.3 Million to match fund long term fixed rate loans, and an increase in other borrowed funds in the form of Treasury Tax and Loan deposits of $.7 Million. The remaining $1.0 Million increase was derived from stockholders' equity.

During the second quarter of 2002, loan demand continued to improve as both consumer and commercial borrowers continued to take advantage of the lower interest rate environment that prevailed throughout 2001 and the first six months of 2002. Although there was a large loan payoff in the first quarter of 2002, new loan requests and commitments increased throughout the first six months resulting in a net increase in loans of $2.8 Million. The combined investment portfolio decreased by $2.3 Million from $95.4 Million reported as of December 31, 2001 to $93.1 Million at June 30, 2002.

The increase in deposits of $6.4 Million, additional Federal Home Loan advances of $2.3 Million, increases in other borrowed funds and stockholders' equity of $1.7 Million, combined with the $2.3 Million decrease in investments, provided the liquidity to fund the increases in loans, cash due from banks, the combined Federal Home Loan Bank overnight deposit and Federal Funds Sold, and an additional $1.0 Million investment in Bank Owned Life Insurance.

The investment portfolio represents the second largest component of the Company's assets and consists of securities in the Available-for-Sale category and securities in the Held-to-Maturity category. The designation of which category the security is to be classified as is determined at the time of the purchase of the investment instrument.

The Held-to-Maturity category consists predominately of securities issued by states of the United States and political subdivisions of states. The Company has the positive intent and ability to hold these securities to maturity. In managing the Held-to-Maturity portfolio, the Company seeks to maximize its return and maintain consistency to meet short and long term liquidity forecasts by purchasing securities with maturities laddered within a short-term period of 1-3 years, a mid-term period of 3-5 years, and some securities extending out to 10 years. The Company does not purchase investments with off-balance sheet characteristics, such as swaps, options, futures, and other hedging activities that are called derivatives. The main objective of the investment policy is to provide adequate liquidity to meet reasonable declines in deposits and any anticipated increases in the loan portfolio, to provide safety of principal and interest, to generate earnings adequate to provide a stable income, and to fit within the overall asset/liability management objectives of the Company.

Investment Securities are securities that the Company will hold to maturity and are carried at amortized cost on the balance sheet, and are summarized as follows as of June 30, 2002.


                                           Amortized     Gross Unrealized    Gross Unrealized
(Dollars in Thousands)                     Cost Basis     Holding Gains       Holding Losses     Fair Value
-----------------------------------------------------------------------------------------------------------

Debt securities issued by the U. S.
 Treasury and other U. S.
 Government corporations and
 Agencies                                   $     0            $  0                $ 0            $     0
Debt securities issued by states of the
 United States and political
 subdivisions of the states                  14,449             399                  4             14,844
Mortgage-backed securities                        2               0                  0                  2
Other debt securities                             1               0                  0                  1
---------------------------------------------------------------------------------------------------------
      Total                                 $14,452            $399                $ 4            $14,847
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

Investments in Available-for-Sale securities are carried at fair value on the balance sheet and are summarized as follows as of June 30, 2002.


                                                       Gains in        Losses in
                                                     Accumulated      Accumulated
                                                        Other            Other
                                       Amortized    Comprehensive    Comprehensive
(Dollars in Thousands)                 Cost Basis       Income           Income       Fair Value
------------------------------------------------------------------------------------------------

Debt securities issued by the U. S.
 Treasury and other U. S.
 Government corporations and
 agencies                                $31,719        $  533           $    8         $32,244
Marketable Equities                        5,394           180            1,818           3,756
Mortgage-backed securities                39,103           600               15          39,688
Corporate Bonds                            2,932            81               13           3,000
-----------------------------------------------------------------------------------------------
      Total                              $79,148        $1,394           $1,854         $78,688
===============================================================================================

Effect on Stockholders' Equity as of June 30, 2002:
(In Whole Dollars)


Unrealized loss on Available-for-Sale Securities        $ 460,236
Less tax effect                                          (101,087)
                                                        ---------
Net unrealized loss on Available-for-Sale Securities    $ 359,149
                                                        =========

The Available-for-Sale category at June 30, 2002 had net unrealized losses net of taxes of $359,149, of which $708,304 are net unrealized gains (net of tax) attributed to securities of the U.S. Treasury, other U.S.
Government corporations and agencies, corporate bonds, and mortgage-backed securities, and $1,067,453 are net unrealized losses (net of tax) attributable to marketable equity securities.

Securities of the U.S. Treasury, U.S. Government corporations and agencies, and mortgage-backed securities have little or no credit risk, other than being sensitive to changes in interest rates; and if held-to-maturity, these securities will mature at par. The Company amortizes premiums and accretes discounts over the life of the security.

Marketable equity securities, however, have a greater risk as they are subject to rapid market fluctuations. These securities are constantly monitored and evaluated to determine their suitability for sale or retention in the portfolio. Management minimizes its risk by limiting the total amount invested into marketable equity securities to 6.5% of the total investment portfolio. At June 30, 2002, the amount invested in marketable equity securities was 5.8% of the total investment portfolio distributed over various business sectors.

          INFORMATION WITH RESPECT TO NONACCRUAL AND PAST DUE LOANS AT JUNE 30, 2002 AND 2001 AND DECEMBER 31, 2001 AND 2000


                                                          At June 30,         At December 31,
----------------------------------------------------------------------------------------------
(Dollars in Thousands)                                  2002       2001       2001       2000
----------------------------------------------------------------------------------------------

Nonaccrual Loans                                       $  684     $2,332     $1,138     $2,415
Loans 90 days or more past due and
 still accruing                                             0         19        444        335
Real estate acquired by foreclosure
 or substantively repossessed                               0          0          0          0
Percentage of nonaccrual loans to total gross loans      0.27%      0.93%      0.45%      0.94%
Percentage of nonaccrual loans, restructured loans,
 and real estate acquired by foreclosure or
 substantively repossessed to total assets               0.17%      0.58%      0.29%      0.62%
Percentage of allowance for loan losses
 to nonaccrual loans                                   811.11%    219.55%    481.90%    197.76%

The $0.7 Million in nonaccrual loans as of June 30, 2002 consists of $0.5 Million of real estate mortgages and $0.2 Million attributed to commercial loans. Nonaccrual loans include restructured loans of $177,000 at June 30, 2002.

The Company's nonperforming assets as a total decreased by $0.9 Million from $1.6 Million reported on December 31, 2001 to $0.7 Million as of June 30, 2002. The Company considers nonaccrual loans, loans past due 90 days or more but still accruing, and real estate acquired by foreclosure or substantively repossessed as nonperforming assets. Nonaccrual loans, which is the largest component of nonperforming assets, decreased by $454,571 during the six months ending June 30, 2002. Loans 90 day or more but still accruing decreased by $443,882 during the first six months of 2002.

The percentage of nonaccrual loans to total gross loans decreased from 0.45% reported at year end 2001 to 0.27% at June 30, 2002 due to a decrease in the nonaccrual category. The percentage of nonaccrual loans and real estate acquired by foreclosure or substantively repossessed to total assets decreased due to the decrease in nonaccrual loans.

       INFORMATION WITH RESPECT TO INTEREST ON NONACCRUAL AND PAST DUE LOANS AT JUNE 30, 2002 AND 2001 AND DECEMBER 31, 2001 AND 2000


                                                  At June 30,      At December 31,
-----------------------------------------------------------------------------------
(Dollars in Thousands)                           2002     2001      2001      2000
-----------------------------------------------------------------------------------

Nonaccrual Loans                                 $684    $2,332    $1,138    $2,415

Interest income that would have been recorded
 under original terms                              60       122       109       228

Interest income recorded during the period         42        22         6        22

The Company stops accruing interest on a loan once it becomes past due 90 days or more unless there is adequate collateral and the financial condition of the borrower is sufficient. When a loan is placed on a nonaccrual status, all previously accrued but unpaid interest is reversed and charged against current income. Interest is thereafter recognized in that category only when payments are received and the loan becomes current.

Loans in the nonaccrual category will remain in that category until the possibility of collection no longer exists, the loan is paid off or becomes current. When a loan is determined to be uncollectible, it is then charged off against the Allowance for Loan Losses.

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

At June 30, 2002, there were $2,844,763 of loans which the Company has determined to be impaired, with a related allowance for credit losses of $571,158. Loans deemed to be impaired decreased substantially from the $7,521,689 reported as of December 31, 2001. At year end 2001, impaired loans included one large loan relationship of $2,556,000; but as of June 30, 2002, payments continue to be current and this loan has been removed from impairment status. In addition, principal reductions, loan payoffs, charged off balances, loan upgrades, and a change in our impairment identification methodology are other factors resulting in a decrease of impaired loans. Management is not aware of any other loans that pose a potential credit risk, or where the loans are current but the borrowers are experiencing financial difficulty.

There were no other loans classified for regulatory purposes at June 30, 2002 that management reasonably expects will materially impact future operating results, liquidity or capital resources.

                  ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES


                                      Six Months            Years Ended
                                      At June 30,         At December 31,
--------------------------------------------------------------------------
(Dollars in Thousands)              2002       2001       2001       2000
--------------------------------------------------------------------------

Balance at January 1               $5,484     $4,776     $4,776     $3,766
--------------------------------------------------------------------------

Charge-offs:
  Commercial                         (288)       (30)       (73)      (194)
  Real estate - construction            0          0         (0)         0
  Real estate - mortgage              (20)         0         (0)       (23)
  Installment/consumer                (26)       (14)       (28)      (138)
--------------------------------------------------------------------------
Total Charge-offs                    (334)       (44)      (101)      (355)
--------------------------------------------------------------------------

Recoveries:
  Commercial                           10          7         14         50
  Real estate - construction            0          0          0          0
  Real estate - mortgage               11          0         29         92
  Installment/consumer                  2          6         16         23
--------------------------------------------------------------------------
Total Recoveries                       23         13         59        165
--------------------------------------------------------------------------
Net Charge-offs                      (311)       (31)       (42)      (190)
--------------------------------------------------------------------------
Additions charged to operations       375        375        750      1,200
--------------------------------------------------------------------------
Balance at end of period           $5,548     $5,120     $5,484     $4,776
==========================================================================
Ratio of net charge-offs to
 average loans outstanding          (0.13%)    (.012%)    (0.02%)    (0.08%)

The Allowance for Loan Losses at June 30, 2002 was $5,548,309, compared to $5,484,519 at year end 2001. The Allowance for Loan Losses as a percentage of outstanding loans was 2.17% at June 30, 2002, and 2.16% at December 31, 2001.

The Bank provided $750,000 in 2001, $1,200,000 in 2000, and $375,000 in the
six months ended June 30, 2002 to the Allowance for Loan Losses. Loans charged off were $101,000 in 2001, $355,000 in 2000, and $334,000 in the six
months ended June 30, 2002. Recoveries on loans previously charged off were $59,000 in 2001, $165,000 in 2000, and $23,000 in the six months ended June
30, 2002. Management believes that the Allowance for Loan Losses of $5,548,309 is adequate to absorb any losses that are estimated to occur, due to the Bank's strong collateral position and the current asset quality.

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


                                     June 30, 2002           December 31, 2001         December 31, 2000
                                --------------------------------------------------------------------------
                                            Percent of                Percent of                Percent of
                                             Loans in                  Loans in                  Loans in
                                               Each                      Each                      Each
                                             Category                  Category                  Category
                                             to Total                  to Total                  to Total
                                 Amount        Loans       Amount        Loans       Amount        Loans
                                --------------------------------------------------------------------------
                                (Dollars in Thousands)

Domestic:
  Commercial (5)                $1,617(1)     16.04%      $1,629(1)     17.91%      $1,466(1)     19.66%
  Real estate - Construction        65         4.61           41         2.99           47         3.36
  Real estate - mortgage         3,700(2)     76.02        3,585(2)     74.77        2,970(2)     71.91
  Consumer(3)                      166(4)      3.33          229(4)      4.33          293(4)      5.07
                                -----------------------------------------------------------------------
                                $5,548       100.00%      $5,484       100.00%      $4,776       100.00%
                                =======================================================================

--------------------
<F1>  Includes amounts specifically reserved for impaired loans of $507,940 as of  June 30, 2002, $780,029 as of December 31, 2001, and $281,248
      as of December 31, 2000 as required by Financial Accounting Standard No. 114, Accounting for Impairment of Loans.
<F2>  Includes amounts specifically reserved for impaired loans of $46,521 as of June 30, 2002, $413,663 as of December 31, 2001, and $132,911
      as of December 31, 2000 as required by Financial Accounting Standard No. 114, Accounting for Impairment of Loans.
<F3>  Includes consumer, obligations of states and political subdivisions and other.
<F4>  Includes amounts specifically reserved for impaired loans of $16,697 as of June 30, 2002, $1,632 as of December 31, 2001, and $10,398 as
      of December 31, 2000 as required by Financial Accounting Standard No. 114, Accounting for Impairment of Loans.
<F5>  Includes commercial, financial, agricultural and nonprofit loans.

The loan portfolio's largest segment of loans is commercial real estate loans, which represent 57% of gross loans. Residential real estate, represents 19% of gross loans. The Company requires a loan to value ratio of 80% in both commercial and residential mortgages. These mortgages are secured by real properties which have a readily ascertainable appraised value.

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

Results of Operations
---------------------

The Company's performance of operations is dependent on net interest and dividend income, which is the difference between interest income earned on loans and investments and interest expense paid on deposits and borrowed funds. The level of net interest income achieved is significantly impacted by several factors such as economic conditions, interest rates, asset/liability management, and corporate strategic planning. Net interest and dividend income for the six months ending June 30, 2002 decreased by $476,692 to $7,098,508 when compared to $7,575,200 recorded during the same period in 2001. Total interest and dividend income decreased by $2,827,419 partially offset by a decrease in total interest expense of $2,350,727. Although our net interest margin stabilized during the first six months of 2002, the series of reductions in interest rates throughout 2001 impacted our net interest margin, as a result of loan and investment repricing at lower interest rates due to refinancing and prepayments.

The Provision for Loan Losses is a charge against earnings and funds the Allowance for Loan Losses. It is management's desire to maintain the Allowance for Loan Losses at a level that is adequate to absorb future possible charge-offs of loans deemed to be uncollectible. The Bank's provision during the six-month period ending June 30, 2002 was $375,000, the same amount provided during the same period in 2001.

Total Other Income increased by $100,192 for the first six months in 2002, when compared to the same period in 2001. Service charges on both deposit accounts and overdrafts combined decreased slightly by $2,309. The Bank realized a $2,818 loss on the sale of one security during the first six months of 2002. There were no losses or gains realized during the same period in 2001. There was an increase of $37,088 in the cash surrender value of life insurance policies income associated with both the Directors' and Executive Officers' life insurance programs. The purchase of additional policies during 2001continues to generate additional earnings and in June, 2002 another $1,000,000 of Executive Officers life insurance was purchased.

The line item Other Income increased by $68,231 when compared to the first six months of 2001. These income items represent earnings derived from safe deposit box rentals, checkbook printing revenue, exchange and commission fees, customer investment commission fees, ATM/debit card usage fees, and recoveries of previously recorded losses relating to check fraud.

The category Total Other Expense, made up of various noninterest expenses, decreased by $132,111 to $5,623,195 recorded during the first six months ending June 30, 2002, compared to $5,755,306 reported for the same period in 2001. Salaries and employee benefits increased by $15,298 due to general wage adjustments and staff additions. Occupancy and equipment expenses combined totaled $669,158 during the first half of 2002, compared to $758,365 in 2001, a decrease of $89,207. The mild winter experienced during the first quarter of 2002 contributed to lower utility and snow removal costs. The expenses for stationery and supplies increased by $51,842 from $100,717 reported during the first six months in 2001 to $152,559 in 2002. This increase was a result of additional cost for stationery and envelopes required for marketing and business development. Professional service fees decreased by $30,624 from the first six months of 2001 compared to 2002. This decrease reflects cost associated with legal and consulting services and collection and repossession expenses. Marketing expenses attributed to production and media costs for television and radio commercials, print advertising and other direct marketing decreased by $30,504.

The following table sets forth the components of the line item Other Expense. This table reflects a decrease of $29,122 to $458,626 from $487,748 for the three month period ending June 30, 2002 and a decrease of $48,916 to $864,639 from $913,555 for the six month period ending June 30, 2002 when compared to June 30, 2001.


                                          Three Months                          Six Months
                                ----------------------------------------------------------------------
                                  2002        2001      Variance       2002        2001      Variance
                                ----------------------------------------------------------------------

Amortization of Goodwill        $      0    $ 56,700    $(56,700)    $      0    $113,400    $(113,400)
Communications                    82,523      83,283        (760)     163,764     166,195       (2,431)
Committee Fees                    46,800      47,300        (500)      93,350      88,210        5,140
Other Miscellaneous Expenses     329,303     300,465      28,838      607,525     545,750       61,775
                                ----------------------------------------------------------------------
                                $458,626    $487,748    $(29,122)    $864,639    $913,555    $ (48,916)
                                ======================================================================

The decrease in Other Expense of $48,916 for the first six months of 2002 was primarily due to a decrease of $113,400 in amortization expense pertaining to goodwill, due to the implementation of SFAS No. 142 previously mentioned, partially offset by an increase of $61,775 in various other miscellaneous expenses, which includes approximately $40,000 of stock appreciation rights exercised.

Income before income taxes was $2,016,548 for the six-month period ending June 30, 2002 compared to $2,260,937 reported for the same period in the prior year. Taxes totaled $546,476 down by $130,518 when compared to $676,994 reported for the same period in 2001. Net Income of $1,470,072 was down by $113,871 for the first half of 2002 compared to $1,583,943 in the same period in 2001. Diluted earnings per share for six months ending June 30, 2002 was $0.37 compared to $0.42 reported in 2001.

The results of operations for the second quarter in 2002 indicates that the net interest and dividend income decreased by $147,528 to $3,530,200 from $3,677,728 reported for the same period in 2001. Total interest and dividend income decreased by $1,395,224 partially offset by total interest expense of $1,247,696. The Provision for Loan Losses for three months ending June 30, 2002 remained the same as provided during the same period in 2001.

Total Other Income in the three months ended June 30, 2002 increased by $37,084. Service charges on deposit accounts and overdraft charges combined increased slightly by $1,029. The cash surrender value of bank owned life insurance policies income increased by $15,318 due to the purchase of additional policies. The line item Other Income increased by $20,737 from $120,235 recorded during the second quarter of 2001, to $140,972 reported for the same period in 2002.

Total Other Expenses in the three months ended June 30, 2002 decreased by $46,713. Salaries and benefits increased by $7,899 related to general wage increases due to annual performance evaluations, and staff additions. Occupancy and equipment expense combined decreased by $33,517. Stationery and supplies expense increased by $29,563 due to additional cost for stationery, envelopes, and other office supplies. Professional fees increased by $8,349 primarily due to the management assessment performed during the second quarter of 2002. Marketing expenses decreased by $29,885. The item Other Expense decreased by $29,122 due to a decrease of $56,700 in amortization expense of goodwill, partially offset by an increase of $28,838 in other miscellaneous expenses.

Income before taxes for the second quarter in 2002 decreased by $63,731 from $1,002,092 reported in 2001, to $938,361 this year. Associated applicable income taxes also decreased by $37,303 from 2001 to 2002. The net income for the three-month period ending June 30, 2002 was $688,150, or a decrease of 3.7%, when compared to $714,578 earned in the second quarter of 2001. Diluted earnings per share were $0.17 compared to $0.19 per share for the same period in 2001.

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

The Company also has the ability to borrow funds from correspondent banks, the Federal Home Loan Bank, as well as the Federal Reserve Bank of Boston by pledging various investment securities as collateral. During the second quarter in 2001 and 2002, the Bank was not required to borrow short-term funds to meet current liquidity needs. Tax payments made by our customers which are owed to the Federal Reserve Bank Treasury
Tax and Loan account are classified as short-term borrowings. As of June 30, 2002, there is also $19,319,611 in advances from the Federal Home Loan Bank representing the match funding program that is available to qualified borrowers and an investment growth strategy transaction.

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

At June 30, 2002, the Bank's liquidity ratio stood at 36.6%, slightly higher than the 34.9% level reported at December 31, 2001. The liquidity ratio is determined by dividing the Bank's short-term assets (cash and due from banks, interest-bearing deposits due from other banks, securities, and federal funds sold) by the Bank's total deposits. Management believes the Bank's liquidity to be adequate to meet the current and presently foreseeable needs of the Bank.

Capital
-------

As of June 30, 2002, the Company had total capital of $39,490,477. This represents an increase of $1,024,346 from $38,466,131 reported on December 31, 2001. The increase in capital was a combination of several factors. Additions consisted of six months earnings of $1,470,072 and transactions originating through the Dividend Reinvestment Program whereby 4,495.581 shares were issued for cash contributions of $64,536, 22,310.316 shares were issued for $334,078 in lieu of cash dividend payments, and 10,604 shares were issued due to stock options exercised. These additions were offset by dividends paid of $701,203.

Also, affecting capital is accumulated other comprehensive income (loss) which reflects net unrealized gains or losses, net of taxes, on securities classified as Available-for-Sale and the minimum pension liability adjustment. On December 31, 2001 the Available-for-Sale portfolio had unrealized losses, net of taxes, of $120,943, and on June 30, 2002, as a result of current market values, the portfolio reflects unrealized losses, net of taxes, of $359,149. There was no change in the minimum pension liability adjustment of $106,246, net of taxes, recorded December 31, 2001.

Under the requirements for Risk Based and Leverage Capital of the federal banking agencies, a minimum level of capital will vary among banks based on safety and soundness of operations. Risk Based Capital ratios are calculated with reference to risk-weighted assets, which include both on and off balance sheet exposure.

At June 30, 2002 the actual Risk Based Capital of the Bank was $31,944,000 for Tier 1 Capital, exceeding the minimum requirements of $10,740,080 by $21,203,920. Total Capital of $35,300,000 exceeded the minimum requirements of $21,480,160 by $13,819,840 and Leverage Capital of $31,944,000 exceeded the minimum requirements of $15,719,640 by $16,224,360. In addition to the "minimum" capital requirements, "well capitalized" standards have also been established by the Federal Banking Regulators.

The table below illustrates the capital ratios of the Company and the Bank on June 30, 2002 and at December 31, 2001.


                               Well         June 30, 2002      December 31, 2001
                           Capitalized    -----------------    -----------------
                           Requirement    Bancorp     Bank     Bancorp     Bank
--------------------------------------------------------------------------------

Total Capital (to Risk
 Weighted Assets)              >10%       15.43%     13.15%    14.43%     12.55%
--------------------------------------------------------------------------------
Tier 1 Capital (to Risk
 Weighted Assets)              > 6%       14.18%     11.90%    13.18%     11.29%
--------------------------------------------------------------------------------
Leverage Capital (to
 Average Assets)               > 5%        9.60%      8.13%     8.98%      7.74%
--------------------------------------------------------------------------------

Under the revised informal agreement entered into with the Massachusetts Commissioner of Banks and the Federal Deposit Insurance Corporation, effective January 17, 2002, the Bank is required to maintain a seven (7) percent Tier I Leverage Capital ratio. As of June 30, 2002, this ratio was 8.13% compared to 7.74% at year-end 2001.

In addition to meeting the required levels, the Company and the Bank's capital ratios meet the criteria of the "well capitalized" category established by the federal banking agencies as of June 30, 2002.

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


                             Estimated Exposure as a
      Rate Change       Percentage of Net Interest Income
      (Basis Points)              June 30, 2002
      ---------------------------------------------------

           +200                      (2.87)%
           -200                      (5.02)%

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

Proposal One - Election of Class One Directors
----------------------------------------------

The following five individuals were re-elected to serve as directors of the Company until the 2005 Annual Meeting of stockholders, and until their successors are elected and qualified.

                                      VOTES
--------------------------------------------------------
Nominee                                For       Against
--------------------------------------------------------
Donald T. Corrigan                  2,558,212     8,672
Lawrence J. Oliveira DDS            2,561,787     5,097
Peter Paskowski                     2,558,212     8,672
Kenneth R. Rezendes Jr.             2,538,607    28,277
Charles Veloza                      2,558,212     8,672

Proposal Two - Election of Clerk/Secretary
------------------------------------------

The following individual was reelected by the stockholders to serve as Clerk/Secretary until the next annual meeting of the stockholders, and until his successor is elected and qualified.

                                    VOTES
--------------------------------------------------------
Nominee                                For       Against
--------------------------------------------------------

Attorney Peter G. Collias           2,563,225     3,659

The following additional directors continued their terms in office after the meeting.

Thomas B. Almy                      Peter G. Collias
Melvyn A. Holland                   William Q. MacLean Jr.
Francis A. Macomber                 Majed Mouded MD
Shaun O'Hearn Sr.                   William J. Sullivan
David F. Westgate

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

      99.1     Certification of Periodic Report

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

                                       SLADE'S FERRY BANCORP
                                       ------------------------------------
                                       (Registrant)


August 12, 2002                        /s/ Kenneth R. Rezendes
---------------------                  ------------------------------------
(Date)                                 (Signature)      Kenneth R. Rezendes
                                                            President/Chief
                                                          Executive Officer


August 12, 2002                        /s/ Donald T. Corrigan
---------------------                  ------------------------------------
(Date)                                 (Signature)       Donald T. Corrigan
                                                            Chairman of the
                                                         Board of Directors


August 12, 2002                        /s/ Edward Bernardo Jr.
---------------------                  ------------------------------------
(Date)                                 (Signature)      Edward Bernardo Jr.
                                                   Vice President/Treasurer
                                                   Chief Financial Officer/
                                                   Chief Accounting Officer