Form 10-Q/A
period 2002-06-30
SLADES FERRY BANCORP
filed 2002-10-29
CIK 857499

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q/A

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended       June 30, 2002
                        -------------

Commission file number  000-23904
                        ---------

                            SLADE'S FERRY BANCORP
                            ---------------------
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
                                                  (Unaudited)

ASSETS:
Cash, due from banks and interest-bearing
 demand deposits with other banks                $ 17,675,120        $ 13,905,697
Money market mutual funds                             107,157              86,613
Federal Home Loan Bank overnight deposit           10,000,000           6,000,000
Federal funds sold                                 10,000,000           8,700,000
                                                 --------------------------------
      Cash and Cash Equivalents                    37,782,277          28,692,310
Interest-bearing time deposits with other
 banks                                                200,000             100,000
Investment securities(1)                           14,451,793          16,281,712
Investment securities available for sale(2)        78,687,504          79,105,537
Federal Home Loan Bank stock                        1,013,400           1,013,400
Loans, net                                        250,837,658         248,017,635
Premises and equipment                              6,289,264           6,455,837
Goodwill                                            2,173,368           2,173,368
Accrued interest receivable                         1,750,980           1,953,989
Cash surrender value of life insurance              8,907,716           7,697,441
Other assets                                        3,046,735           3,269,334
                                                 --------------------------------
TOTAL ASSETS                                     $405,140,695        $394,760,563
                                                 ================================
LIABILITIES & STOCKHOLDERS' EQUITY:
Deposits                                         $343,432,423        $337,043,342
Federal Home Loan Bank advances                    19,319,611          16,983,087
Other borrowed funds                                1,214,265             465,216
Other liabilities                                   1,890,203           1,749,787
                                                 --------------------------------
TOTAL LIABILITIES                                 365,856,502         356,241,432
                                                 --------------------------------
Preferred stockholders' equity in a
 subsidiary company                                    51,500              53,000
                                                 --------------------------------
STOCKHOLDERS' EQUITY:
Common stock                                           39,074              38,700
Paid in capital                                    27,255,306          26,761,997
Retained earnings                                  12,030,096          11,892,623
Accumulated other comprehensive loss                  (91,783)           (227,189)
                                                 --------------------------------

TOTAL STOCKHOLDERS' EQUITY                         39,232,693          38,466,131
                                                 --------------------------------
TOTAL LIABILITIES &
 STOCKHOLDERS' EQUITY                            $405,140,695        $394,760,563
                                                 ================================

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

                    SLADE'S FERRY BANCORP AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND EXPENSE
                                 (UNAUDITED)
                          6 MONTHS ENDING JUNE 30,

                                                   2002             2001
                                               ----------------------------

INTEREST AND DIVIDEND INCOME:
Interest and fees on loans                     $ 8,814,539      $11,215,838
Interest and dividends on investments            2,358,874        2,461,663
Other interest                                     150,757          474,088
                                               ----------------------------
      Total interest and dividend income        11,324,170       14,151,589
                                               ----------------------------
INTEREST EXPENSE:
Interest on deposits                             3,666,473        6,146,620
Interest on Federal Home Loan Bank and
 other borrowed funds                              559,189          429,769
                                               ----------------------------
      Total interest expense                     4,225,662        6,576,389
                                               ----------------------------
      Net interest and dividend income           7,098,508        7,575,200
Provision for loan losses                          375,000          375,000
                                               ----------------------------
      Net interest and dividend income
       after provision for loan losses           6,723,508        7,200,200
                                               ----------------------------
OTHER INCOME:
Service charges on deposit accounts                281,629          282,319
Overdraft service charges                          130,405          132,024
Gain (loss) on sales of available for
 sale securities, net                               (2,818)               0
Cash surrender value of life insurance
 policies income                                   210,275          173,187
Other income                                       296,744          228,513
                                               ----------------------------
      Total other income                           916,235          816,043
                                               ----------------------------
OTHER EXPENSE:
Salaries and employee benefits                   3,559,419        3,544,121
Occupancy expense                                  418,445          466,914
Equipment expense                                  250,713          291,451
Stationery and supplies                            152,559          100,717
Professional fees                                  186,761          217,385
Marketing expense                                  190,659          221,163
Writedown on securities                            946,895                0
Other expense                                      864,639          913,555
                                               ----------------------------
      Total other expense                        6,570,090        5,755,306
                                               ----------------------------
Income before income taxes                       1,069,653        2,260,937
Income taxes                                       230,977          676,994
                                               ----------------------------
NET INCOME                                     $   838,676      $ 1,583,943
                                               ============================
Basic earnings per share                       $      0.22      $      0.42
                                               ============================
Diluted earnings per share                     $      0.21      $      0.42
                                               ============================
Basic average shares outstanding                 3,891,775        3,803,755
                                               ============================
Diluted average shares outstanding               3,922,520        3,806,017
                                               ============================
Dividends Per Share                            $      0.18      $      0.17
                                               ============================
Comprehensive Income (1)                       $   974,082      $ 1,993,596
                                               ============================

-------------------
<F1>  Calculated using the change in accumulated other comprehensive income
      (loss) for the period and net income for the period.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    SLADE'S FERRY BANCORP AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND EXPENSE
                                 (UNAUDITED)
                          3 MONTHS ENDING JUNE 30,


                                                    2002            2001
                                                 --------------------------

INTEREST AND DIVIDEND INCOME:
Interest and fees on loans                       $4,294,794      $5,449,339
Interest and dividends on investments             1,157,692       1,210,047
Other interest                                       91,122         279,446
                                                 --------------------------
      Total interest and dividend income          5,543,608       6,938,832
                                                 --------------------------
INTEREST EXPENSE:
Interest on deposits                              1,717,491       3,041,649
Interest on Federal Home Loan Bank and
 other borrowed funds                               295,917         219,455
                                                 --------------------------
      Total interest expense                      2,013,408       3,261,104
                                                 --------------------------
      Net interest and dividend income            3,530,200       3,677,728
Provision for loan losses                           187,500         187,500
                                                 --------------------------
      Net interest and dividend income
       after provision for loan losses            3,342,700       3,490,228
                                                 --------------------------
OTHER INCOME:
Service charges on deposit accounts                 140,039         141,396
Overdraft service charges                            70,355          67,969
Gain (loss) on sales of available for
 sale securities, net                                     0               0
Cash surrender value of life insurance
 policies income                                     95,639          80,321
Other income                                        140,972         120,235
                                                 --------------------------
      Total other income                            447,005         409,921
                                                 --------------------------
OTHER EXPENSE:
Salaries and employee benefits                    1,768,918       1,761,019
Occupancy expense                                   207,252         218,123
Equipment expense                                   125,263         147,909
Stationery and supplies                              77,995          48,432
Professional fees                                   123,610         115,261
Marketing expense                                    89,680         119,565
Writedown on securities                             946,895               0
Other expense                                       458,626         487,748
                                                 --------------------------
      Total other expense                         3,798,239       2,898,057
                                                 --------------------------
Income before income taxes                           (8,534)      1,002,092
Income taxes                                        (65,288)        287,514
                                                 --------------------------
NET INCOME                                       $   56,754      $  714,578
                                                 ==========================
Basic earnings per share                         $     0.01      $     0.19
                                                 ==========================
Diluted earnings per share                       $     0.01      $     0.19
                                                 ==========================
Basic average shares outstanding                  3,903,564       3,822,745
                                                 ==========================
Diluted average shares outstanding                3,934,387       3,826,484
                                                 ==========================
Dividends per share                              $      .09      $      .09
                                                 ==========================
Comprehensive Income (1)                         $  555,751      $  855,800
                                                 ==========================

-------------------
<F1>  Calculated using the change in accumulated other comprehensive income
      (loss) for the period and net income for the period..

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    SLADE'S FERRY BANCORP AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                          Six Months Ended June 30,
                          -------------------------
                                 (Unaudited)

                                                                          2002             2001
                                                                      -----------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                            $    838,676     $  1,583,943
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Accretion, net of amortization of securities                              68,504           62,306
  Loss on sales of available-for-sale securities, net                        2,818                0
  Change in unearned income                                                (49,170)         (67,249)
  Provision for loan losses                                                375,000          375,000
  Depreciation and amortization                                            307,419          365,727
  Increase in cash surrender value of life insurance policies             (210,275)               0
  Amortization of goodwill                                                       0          113,400
  Accretion, net of amortization of fair market value adjustments                0           (5,700)
  Writedown on securities                                                  946,895                0
  (Increase) decrease in other assets                                     (415,793)           4,636
  (Increase) decrease in prepaid expenses                                   76,791          (35,928)
  Decrease in interest receivable                                          203,009          357,875
  Increase (decrease)  in other liabilities                                 34,492         (185,386)
  Increase in accrued expenses                                              85,484           52,595
  Increase (decrease) in interest payable                                   16,063          (34,911)
  (Increase) decrease in taxes receivable                                   77,588         (499,866)
  Decrease in minority interest in subsidiary                               (1,500)               0
                                                                      -----------------------------
  Net cash provided by operating activities                           $  2,356,001     $  2,086,442
                                                                      -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of interest-bearing time deposit with other bank               (100,000)               0
  Purchases of available-for-sale securities                           (16,358,558)     (33,526,390)
  Proceeds from maturities of available-for-sale securities             16,382,314       30,608,090
  Purchases of held-to-maturity securities                              (2,550,873)      (2,138,133)
  Proceeds from maturities of held-to-maturity securities                4,376,270        3,734,518
  Net (increase) decrease in loans                                      (3,168,935)       3,755,388
  Recoveries of loans previously charged off                                23,082           13,163
  Capital expenditures                                                    (151,446)        (266,913)
  Proceeds from sale of asset                                               10,600                0
  Investment in life insurance policies                                 (1,000,000)        (259,000)
                                                                      -----------------------------
  Net cash used in investing activities                               $ (2,537,546)    $  1,920,723
                                                                      -----------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    SLADE'S FERRY BANCORP AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                          Six Months Ended June 30,
                          -------------------------
                                 (Unaudited)
                                 (Continued)

                                                                          2002             2001
                                                                      -----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in demand deposits, NOW, money market
   and savings accounts                                               $ 19,458,314     $  6,742,122
  Net increase (decrease) in time deposits                             (13,069,233)       2,534,216
  Payments on Federal Home Loan Bank borrowings,  net                   (1,113,476)       2,993,602
  Advance on Federal Home Loan Bank borrowings                           3,450,000
  Net increase (decrease) in other borrowed funds                          749,049         (188,113)
  Proceeds from issuance of common stock                                   493,683          349,773
  Dividends paid                                                          (696,825)        (649,140)
                                                                      -----------------------------
  Net cash provided by financing activities                              9,271,512       11,782,460
                                                                      -----------------------------
  Net increase in cash and cash equivalents                              9,089,967       15,789,625
  Cash and cash equivalents at beginning of year                        28,692,310       28,060,709
                                                                      -----------------------------
  Cash and cash equivalents at end of year                            $ 37,782,277     $ 43,850,334
                                                                      =============================

SUPPLEMENTAL DISCLOSURES;
  Interest paid                                                       $  4,209,599     $  6,611,300

  Income taxes paid                                                   $    377,280     $  1,176,860

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

Note D - Amendment of Form 10Q for Period Ending June 30, 2002

As part of the Company's quarterly review of the investment portfolio, it was determined that, with a decline in the fair value of certain equity securities due to market conditions, equities with significant declines in fair market values would be sold in the third quarter. This strategy took advantage of tax benefits derived by offsetting capital losses against current and previous years capital gains. The decrease in the value of these equities sold resulted in the realization of a pretax loss of $947,000. In connection with the Company's review of the portfolio, the Company determined that the decrease in value of these securities was other than temporary as of June 30, 2002 and accordingly the Company wrote down the carrying value of these securities to fair value as of such date. The write-down resulted in the restatement of the Company's financial statements for the second quarter of 2002. The writedown charge as of June 30, 2002 resulted in a $631,396 or $0.16 per share (basic and diluted) decrease in net income to $838,676, or $0.22 per share (basic) and $0.21 (diluted) as restated from the previously reported $1,470,072 or $0.38 per share (basic) and $0.37 (diluted). All securities written down were sold in the third quarter of 2002.

ITEM 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Total assets increased by $10.3 Million, or 2.6% from $394.8 Million at December 31, 2001 to $405.1 Million at June 30, 2002. The increase of $10.3 Million is primarily attributed to an increase in core deposits of $6.4 Million, additional advances from the Federal Home Loan Bank of $2.3 Million to match fund long term fixed rate loans, and an increase in other borrowed funds in the form of Treasury Tax and Loan deposits of $.7 Million. The remaining $0.8 Million increase was derived from stockholders' equity.

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

The increase in deposits of $6.4 Million, additional Federal Home Loan advances of $2.3 Million, increases in other borrowed funds and stockholders' equity of $1.5 Million, combined with the $2.3 Million decrease in investments, provided the liquidity to fund the increases in loans, cash, due from banks, and interest-bearing demand deposits with other banks, the combined Federal Home Loan Bank overnight deposit and Federal Funds Sold, and an additional $1.0 Million investment in Bank Owned Life Insurance.

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

                                            Amortized     Gross Unrealized    Gross Unrealized
(Dollars in Thousands)                      Cost Basis     Holding Gains       Holding Losses     Fair Value
------------------------------------------------------------------------------------------------------------

Debt securities issued by the U. S.
 Treasury and other U. S.
 Government corporations and
 Agencies                                    $     0            $  0                 $0            $     0
Debt securities issued by states of the
 United States and political
 subdivisions of the states                   14,449             399                  4             14,844
Mortgage-backed securities                         2               0                  0                  2
Other debt securities                              1               0                  0                  1
------------------------------------------------------------------------------------------------------------
Total                                       $14,452            $399                 $4            $14,847
============================================================================================================

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

                                                        Gains in         Losses in
                                                       Accumulated      Accumulated
                                                          Other            Other
                                        Amortized     Comprehensive    Comprehensive
(Dollars in Thousands)                  Cost Basis    Income Income        Fair          Value
-----------------------------------------------------------------------------------------------

Debt securities issued by the U. S.
 Treasury and other U. S.
 Government corporations and
 agencies                                $31,719         $  533            $  8         $32,244
Marketable Equities                        4,447            180             871           3,756
Mortgage-backed securities                39,103            600              15          39,688
Corporate Bonds                            2,932             81              13           3,000
-----------------------------------------------------------------------------------------------
Total                                    $78,201         $1,394            $907         $78,688
===============================================================================================

Effect on Stockholders' Equity as of June 30, 2002:
(In Whole Dollars)

Unrealized gain on Available-for-Sale Securities             $ 486,660
Less tax effect                                               (236,291)
Addition to valuation allowance for deferred tax asset        (235,906)
                                                             ---------
Net unrealized gain on Available-for-Sale Securities         $  14,463
                                                             =========

The Available-for-Sale category at June 30, 2002 had net unrealized gains net of taxes of $14,463, of which $708,304 are net unrealized gains (net of tax) attributed to securities of the U.S. Treasury, other U.S. Government corporations and agencies, corporate bonds, and mortgage-backed securities, and $693,841 are net unrealized losses (net of tax) attributable to marketable equity securities.

Securities of the U.S. Treasury, U.S. Government corporations and agencies, and mortgage-backed securities have little or no credit risk, other than being sensitive to changes in interest rates; and if held-to-maturity, these securities will mature at par. The Company amortizes premiums and accretes discounts over the life of the security.

Marketable equity securities, however, have a greater risk as they are subject to rapid market fluctuations. These securities are constantly monitored and evaluated to determine their suitability for sale or retention in the portfolio. Management controls its risk by limiting the total amount invested into marketable equity securities to 6.5% of the total investment portfolio. At June 30, 2002, the amount invested in marketable equity securities was 4.8% of the total investment portfolio distributed over various business sectors.

As part of the Company's third quarter review of the investment portfolio, the Company sold a number of equities with significant declines in fair value resulting in a realized net pretax loss of $946,895. The sale of these equities permitted the Company to take advantage of tax benefits derived by offsetting capital losses from the sale of these equity securities against current and previous years capital gains. In connection with the Company 's review of the investment portfolio, the Company determined that the decline in value of the equities sold in the third quarter was other than temporary as of June 30, 2002 and, accordingly, the Company wrote down the carrying value of these securities to fair market value as of June 30, 2002. This write down resulted in the restatement of the Company's financial statements for the second quarter of 2002. See "- Results of Operations" for a discussion of the impact of this restatement on the Company's results of operations for the three and six months ended June 30, 2002.

          INFORMATION WITH RESPECT TO NONACCRUAL AND PAST DUE LOANS AT JUNE 30, 2002 AND 2001 AND DECEMBER 31, 2001 AND 2000

                                                                     At June 30,             At December 31,
---------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                            2002         2001         2001         2000
---------------------------------------------------------------------------------------------------------------

Nonaccrual Loans                                                 $   684      $ 2,332      $ 1,138      $ 2,415
Loans 90 days or more past due and still accruing                      0           19          444          335
Real estate acquired by foreclosure
 or substantively repossessed                                          0            0            0            0
Percentage of nonaccrual loans to total gross loans                 0.27%        0.93%        0.45%        0.94%
Percentage of nonaccrual loans, restructured loans, and real estate acquired by foreclosure or substantively
 repossessed to total assets                                        0.17%        0.58%        0.29%        0.62%
Percentage of allowance for loan losses
 to nonaccrual loans                                              811.11%      219.55%      481.90%      197.76%

The $0.7 Million in nonaccrual loans as of June 30, 2002 consists of $0.5 Million of real estate mortgages and $0.2 Million attributed to commercial loans. Nonaccrual loans include restructured loans of $177,000 at June 30, 2002.

The Company's nonperforming assets as a total decreased by $0.9 Million, from $1.6 Million reported on December 31, 2001 to $0.7 Million as of June 30, 2002. The Company considers nonaccrual loans, loans past due 90 days or more but still accruing, and real estate acquired by foreclosure or substantively repossessed as nonperforming assets. Nonaccrual loans, which is the largest component of nonperforming assets, decreased by $454,571 during the six months ending June 30, 2002. Loans 90 day or more but still accruing decreased by $443,882 during the first six months of 2002.
The percentage of nonaccrual loans to total gross loans decreased from 0.45% reported at year end 2001 to 0.27% at June 30, 2002 due to a decrease in the nonaccrual category. The percentage of nonaccrual loans and real estate acquired by foreclosure or substantively repossessed to total assets decreased due to the decrease in nonaccrual loans.

       INFORMATION WITH RESPECT TO INTEREST ON NONACCRUAL AND PAST DUE LOANS AT JUNE 30, 2002 AND 2001 AND DECEMBER 31, 2001 AND 2000

                                                    At June 30,        At December 31,
---------------------------------------------------------------------------------------
(Dollars in Thousands)                            2002      2001       2001       2000
---------------------------------------------------------------------------------------

Nonaccrual Loans                                  $684     $2,332     $1,138     $2,415

Interest income that would have been recorded
 under original terms                               60        122        109        228

Interest income recorded during the period          42         22          6         22

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

                  ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                       Six Months            Years Ended
                                       At June 30,         At December 31,
---------------------------------------------------------------------------
(Dollars in Thousands)               2002       2001       2001       2000
---------------------------------------------------------------------------

Balance at January 1                $5,484     $4,776     $4,776     $3,766
---------------------------------------------------------------------------
Charge-offs:
  Commercial                          (288)       (30)       (73)      (194)
  Real estate - construction             0          0         (0)         0
  Real estate - mortgage               (20)         0         (0)       (23)
  Installment/consumer                 (26)       (14)       (28)      (138)
---------------------------------------------------------------------------
Total Charge-offs                     (334)       (44)      (101)      (355)
---------------------------------------------------------------------------
Recoveries:
  Commercial                            10          7         14         50
  Real estate - construction             0          0          0          0
  Real estate - mortgage                11          0         29         92
  Installment/consumer                   2          6         16         23
---------------------------------------------------------------------------
Total Recoveries                        23         13         59        165
---------------------------------------------------------------------------
Net Charge-offs                       (311)       (31)       (42)      (190)
---------------------------------------------------------------------------
Additions charged to operations        375        375        750      1,200
---------------------------------------------------------------------------
Balance at end of period            $5,548     $5,120     $5,484     $4,776
===========================================================================
Ratio of net charge-offs to
 Average loans outstanding           (0.13%)    (.012%)    (0.02%)    (0.08%)

The Allowance for Loan Losses at June 30, 2002 was $5,548,309, compared to $5,484,519 at year end 2001. The Allowance for Loan Losses as a percentage of outstanding loans was 2.17% at June 30, 2002, and 2.16% at December 31, 2001.

The Bank provided $750,000 in 2001, $1,200,000 in 2000, and $375,000 in the
six months ended June 30, 2002 to the Allowance for Loan Losses. Loans charged off were $101,000 as of December 31, 2001, $355,000 in 2000, and $334,000 in the six months ended June 30, 2002. Recoveries on loans previously charged off were $59,000 in 2001, $165,000 in 2000, and $23,000 in the six months ended June 30, 2002. Management believes that the Allowance for Loan Losses of $5,548,309 is adequate to absorb any losses that are estimated to occur, due to the Bank's strong collateral position and the current asset quality.

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

                                     June 30, 2002              December 31, 2001            December 31, 2000
                                ----------------------------------------------------------------------------------
                                              Percent of                   Percent of                   Percent of
                                               Loans in                     Loans in                     Loans in
                                                 Each                         Each                         Each
                                               Category                     Category                     Category
                                               to Total                     to Total                     to Total
                                 Amount         Loans         Amount         Loans         Amount         Loans
                                ----------------------------------------------------------------------------------
                                                              (Dollars in Thousands)

Domestic:
  Commercial(5)                 $1,617(1)       16.04%       $1,629(1)       17.91%       $1,466(1)       19.66%
  Real estate - Construction        65           4.61            41           2.99            47           3.36
  Real estate - mortgage         3,700(2)       76.02         3,585(2)       74.77         2,970(2)       71.91
  Consumer(3)                      166(4)        3.33           229(4)        4.33           293(4)        5.07
                                ----------------------------------------------------------------------------------
                                $5,548         100.00%       $5,484         100.00%       $4,776         100.00%
                                ==================================================================================

-------------------
<F1>  Includes amounts specifically reserved for impaired loans of $507,940 as of  June 30, 2002, $780,029 as of December 31, 2001, and $281,248
      as of December 31, 2000 as required by Financial Accounting Standard No. 114, Accounting for Impairment of Loans.

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

The category Total Other Expense, made up of various noninterest expenses, increased by $814,784 to $6,570,090 recorded during the first six months ending June 30, 2002, compared to $5,755,306 reported for the same period in 2001. This increase is a result of the writedown to fair market value of equity securities previously mentioned and restated in June 30, 2002. The after tax impact of this writedown is $631,000. These equities have been sold in the third quarter of 2002. Salaries and employee benefits increased by $15,298 due to employee merit increases and staff additions. Occupancy and equipment expenses combined totaled $669,158 during the first half of 2002, compared to $758,365 in 2001, a decrease of $89,207. The mild winter experienced during the first quarter of 2002 contributed to lower utility and snow removal costs. The expenses for stationery and supplies increased by $51,842 from $100,717 reported during the first six months in 2001 to $152,559 in 2002. This increase was a result of additional cost for stationery and envelopes required for marketing and business development. Professional service fees decreased by $30,624 from the first six months of 2001 compared to 2002. This decrease reflects cost associated with legal and consulting services and collection and repossession expenses. Marketing expenses attributed to production and media costs for television and radio commercials, print advertising and other direct marketing decreased by $30,504.

The following table sets forth the components of the line item Other Expense. This table reflects a decrease of $29,122 to $458,626 from $487,748 for the three month period ending June 30, 2002 and a decrease of $48,916 to $864,639 from $913,555 for the six month period ending June 30, 2002 when compared to June 30, 2001.

                                            Three Months                             Six Months
                                 ---------------------------------------------------------------------------
                                   2002         2001       Variance        2002         2001        Variance
                                 ---------------------------------------------------------------------------

Amortization of Goodwill         $      0     $ 56,700     $(56,700)     $      0     $113,400     $(113,400)
Communications                     82,523       83,283         (760)      163,764      166,195        (2,431)
Committee Fees                     46,800       47,300         (500)       93,350       88,210         5,140
Other Miscellaneous Expenses      329,303      300,465       28,838       607,525      545,750        61,775
                                 ---------------------------------------------------------------------------
                                 $458,626     $487,748     $(29,122)     $864,639     $913,555     $ (48,916)
                                 ===========================================================================

The decrease in Other Expense of $48,916 for the first six months of 2002 was primarily due to a decrease of $113,400 in amortization expense pertaining to goodwill, due to the implementation of SFAS No. 142 previously mentioned, partially offset by an increase of $61,775 in various other miscellaneous expenses, which includes approximately $40,000 of stock appreciation rights exercised.

Income before income taxes was $1,069,653 for the six-month period ending June 30, 2002 compared to $2,260,937 reported for the same period in the prior year. Taxes totaled $230,977 down by $446,017 when compared to $676,994 reported for the same period in 2001. Net Income of $838,676 was down by $745,267 for the first half of 2002 compared to $1,583,943 in the same period in 2001. Diluted earnings per share for six months ending June 30, 2002 was $0.21 compared to $0.42 reported in 2001. The writedown charge as of June 30, 2002 resulted in a $631,396 or $0.16 per share (basic and diluted) decrease in net income to $838,676 or $0.22 per share (basic) and $0.21 (diluted) as restated from the previously reported $1,470,072 or $0.38 per share (basic) and $0.37 (diluted).

The results of operations for the second quarter in 2002 indicates that the net interest and dividend income decreased by $147,528 to $3,530,200 from $3,677,728 reported for the same period in 2001. Total interest and dividend income decreased by $1,395,224 partially offset by a decrease in total interest expense of $1,247,696. The Provision for Loan Losses for three months ending June 30, 2002 remained the same as provided during the same period in 2001.

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

Total Other Expenses in the three months ended June 30, 2002 increased by $900,182 again as a result of the equity securities writedown. Salaries and benefits increased by $7,899 related to general wage increases due to annual performance evaluations, and staff additions. Occupancy and equipment expense combined decreased by $33,517. Stationery and supplies expense increased by $29,563 due to additional cost for stationery, envelopes, and other office supplies. Professional fees increased by $8,349 primarily due to the management assessment performed during the second quarter of 2002. Marketing expenses decreased by

$29,885. The item Other Expense decreased by $29,122 due to a decrease of $56,700 in amortization expense of goodwill, partially offset by an increase of $28,838 in other miscellaneous expenses.

Income before taxes for the second quarter in 2002 decreased by $1,010,626 from $1,002,092 reported in 2001, to a $8,534 pretax loss this year. Associated applicable income taxes also decreased by $352,802 from 2001 to 2002 related to the tax benefit derived from the equity securities writedown. The net income for the three-month period ending June 30, 2002 was $56,754, or a decrease of 92.06%, when compared to $714,578 earned in the second quarter of 2001. Diluted earnings per share were $0.01 compared to $0.19 per share for the same period in 2001.

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

Capital

As of June 30, 2002, the Company had total capital of $39,232,693. This represents an increase of $766,562 from $38,466,131 reported on December 31, 2001. The increase in capital was a combination of several factors. Additions consisted of six months earnings of $838,676 and transactions originating through the Dividend Reinvestment Program whereby 4,495.581 shares were issued for cash contributions of $64,536, 22,310.316 shares were issued for $334,078 in lieu of cash dividend payments. Also, 10,604 shares were issued due to stock options exercised totaling $95,069. These additions were offset by dividends paid of $701,203.

Also, affecting capital is accumulated other comprehensive income (loss) which reflects net unrealized gains or losses, net of taxes, on securities classified as Available-for-Sale and the minimum pension liability adjustment. On December 31, 2001 the Available-for-Sale portfolio had unrealized losses, net of taxes, of $120,943, and on June 30, 2002, as a result of current market values and after the writedown of certain equity securities, the portfolio reflects unrealized gains, net of taxes, of $14,463. There was no change in the minimum pension liability adjustment of $106,246, net of taxes, recorded December 31, 2001.

Under the requirements for Risk Based and Leverage Capital of the federal banking agencies, a minimum level of capital will vary among banks based on safety and soundness of operations. Risk Based Capital ratios are calculated with reference to risk-weighted assets, which include both on and off balance sheet exposure.

At June 30, 2002 the actual Risk Based Capital of the Bank was $31,686,000 for Tier 1 Capital, exceeding the minimum requirements of $10,730,240 by $20,955,760. Total Capital of $35,042,000 exceeded the minimum requirements of $21,460,480 by $13,581,520 and Leverage Capital of $31,686,000 exceeded the minimum requirements of $15,719,640 by $15,966,360. In addition to the "minimum" capital requirements, "well capitalized" standards have also been established by the Federal Banking Regulators.

The table below illustrates the capital ratios of the Company and the Bank on June 30, 2002 and at December 31, 2001.

                                                Well           June 30, 2002        December 31, 2001
                                             Capitalized     ----------------------------------------
                                             Requirement     Bancorp      Bank      Bancorp     Bank
-----------------------------------------------------------------------------------------------------

Total Capital (to Risk Weighted Assets)       > or =10%      15.34%      13.06%     14.43%     12.55%
-----------------------------------------------------------------------------------------------------

Tier 1 Capital (to Risk Weighted Assets)      > or =6%       14.09%      11.81%     13.18%     11.29%
-----------------------------------------------------------------------------------------------------

Leverage Capital (to Average Assets)          > or =5%        9.53%       8.06%      8.98%      7.74%
-----------------------------------------------------------------------------------------------------

Under the revised informal agreement entered into with the Massachusetts Commissioner of Banks and the Federal Deposit Insurance Corporation, effective January 17, 2002, the Bank is required to maintain a seven (7) percent Tier I Leverage Capital ratio. As of June 30, 2002, this ratio was 8.06% compared to 7.74% at year-end 2001.

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

                                       SLADE'S FERRY BANCORP
                                       ------------------------------------
                                       (Registrant)


October 28, 2002                       /s/ Kenneth R. Rezendes
----------------                       ------------------------------------
(Date)                                 (Signature)      Kenneth R. Rezendes
                                          President/Chief Executive Officer

October 28, 2002                       /s/ Donald T. Corrigan
----------------                       ------------------------------------
(Date)                                 (Signature)       Donald T. Corrigan
                                         Chairman of the Board of Directors

October 28, 2002                       /s/ Edward Bernardo Jr.
----------------                       ------------------------------------
(Date)                                 (Signature)      Edward Bernardo Jr.
                                                   Vice President/Treasurer
                                                   Chief Financial Officer/
                                                   Chief Accounting Officer

                               CERTIFICATIONS

I, Kenneth R. Rezendes, certify that:

1.    I have reviewed this quarterly report on Form 10-Q/A of Slades Ferry
Bancorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  October 28, 2002              /s/ Kenneth R. Rezendes
                                       ------------------------------------
                                       President/Chief Executive Officer


I, Edward Bernardo Jr., certify that:

1.    I have reviewed this quarterly report on Form 10-Q/A of Slade's Ferry
Bancorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  October 28, 2002              /s/ Edward Bernardo Jr.
                                       ------------------------------------
                                       Vice President/Treasurer

Kenneth R. Rezendes, President and Chief Executive Officer, and Edward Bernardo, Jr. Vice President and Treasurer of Slade's Ferry Bancorp (the "Company"), each hereby certifies, pursuant to Section 906 of the Sarbanes-Axley Act of 2002, 18 U.S.C. Section 1350, that to the best of his knowledge:

      1) this Quarterly Report on Form 10-Q/A of the Company for the quarterly period ended June 30, 2002 fully complies with the requirements of Section 13(2) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 780(d); and

      2) the information contained in this Form 10-Q/A fairly represents in all material respects, the financial condition and results of operations of the Company.


October 28,  2002                      /s/ Kenneth R. Rezendes
----------------                       ------------------------------------
 (Date)                                (Signature)      Kenneth R. Rezendes
                                          President/Chief Executive Officer

October 28 2002                        /s/ Edward Bernardo Jr.
----------------                       ------------------------------------
 (Date)                                (Signature)      Edward Bernardo Jr.
                                                   Vice President/Treasurer
                                                   Chief Financial Officer/
                                                   Chief Accounting Officer