Form 10-Q
period 2002-09-30
SLADES FERRY BANCORP
filed 2002-11-14
CIK 857499

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended  September 30, 2002
                   ------------------

Commission file number  000-23904
                        ---------

                            SLADE'S FERRY BANCORP
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

Massachusetts                                   04-3061936
----------------------------------------        ----------------------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                 Identification Number)

100 Slade's Ferry Avenue
Somerset, Massachusetts                         02726
----------------------------------------        ----------------------
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

Common stock ($.01 par value) 3,921,316.991 shares as of September 30, 2002.
----------------------------------------------------------------------------

                                   PART I

ITEM 1

Financial Statements
--------------------

                    SLADE'S FERRY BANCORP AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                                   September 30, 2002    December 31, 2001
                                                   ---------------------------------------
                                                       (Unaudited)

ASSETS:
Cash, due from banks and interest-bearing
 demand deposits with other banks                     $ 21,711,916         $ 13,905,697
Money market mutual funds                                  328,228               86,613
Federal Home Loan Bank overnight deposit                10,000,000            6,000,000
Federal funds sold                                      20,000,000            8,700,000
                                                      ---------------------------------
      Cash and Cash Equivalents                         52,040,144           28,692,310
Interest-bearing time deposits with other banks            200,000              100,000
Investment securities(1)                                14,478,796           16,281,712
Investment securities available for sale(2)             65,107,038           79,105,537
Federal Home Loan Bank stock                             1,013,400            1,013,400
Loans, net                                             247,610,178          248,017,635
Premises and equipment                                   6,154,888            6,455,837
Goodwill                                                 2,173,368            2,173,368
Accrued interest receivable                              1,626,678            1,953,989
Cash surrender value of life insurance                   9,003,355            7,697,441
Other assets                                             2,939,950            3,269,334
                                                      ---------------------------------
TOTAL ASSETS                                          $402,347,795         $394,760,563
                                                      =================================

LIABILITIES & STOCKHOLDERS' EQUITY:
Deposits                                              $341,043,837         $337,043,342
Federal Home Loan Bank advances                         19,255,895           16,983,087
Other borrowed funds                                        11,115              465,216
Other liabilities                                        1,928,693            1,749,787
                                                      ---------------------------------
TOTAL LIABILITIES                                      362,239,540          356,241,432
                                                      ---------------------------------

Preferred stockholders' equity in a
 subsidiary company                                         51,500               53,000
                                                      ---------------------------------

STOCKHOLDERS' EQUITY:
Common stock                                                39,214               38,700
Paid in capital                                         27,453,796           26,761,997
Retained earnings                                       12,928,175           11,892,623
Accumulated other comprehensive loss                      (364,430)            (227,189)
                                                      ---------------------------------

TOTAL STOCKHOLDERS' EQUITY                              40,056,755           38,466,131
                                                      ---------------------------------

TOTAL LIABILITIES &
 STOCKHOLDERS' EQUITY                                 $402,347,795         $394,760,563
                                                      =================================

--------------------
<F1>  Investment securities are to be held to maturity and have a fair market value of $15,075,727 as of September 30, 2002 and $16,590,243 as of December 31, 2001.
<F2>  Securities classified as available for sale are stated at fair value with any unrealized gains or losses reflected as an adjustment in Stockholders' Equity.

       The accompanying notes are an integral part of these condensed consolidated financial statements.

                    SLADE'S FERRY BANCORP AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND EXPENSE
                                 (UNAUDITED)
                        9 MONTHS ENDING SEPTEMBER 30,


                                                                  2002           2001
                                                               --------------------------

INTEREST AND DIVIDEND INCOME:
Interest and fees on loans                                     $13,088,783    $16,582,559
Interest and dividends on investments                            3,461,700      3,720,304
Other interest                                                     258,593        704,011
                                                               --------------------------
      Total interest and dividend income                        16,809,076     21,006,874
                                                               --------------------------

INTEREST EXPENSE:
Interest on deposits                                             5,307,036      8,955,587
Interest on Federal Home Loan Bank and other borrowed funds        892,868        704,435
                                                               --------------------------
      Total interest expense                                     6,199,904      9,660,022
                                                               --------------------------
      Net interest and dividend income                          10,609,172     11,346,852
Provision for loan losses                                          375,000        562,500
                                                               --------------------------

      Net interest and dividend income
       after provision for loan losses                          10,234,172     10,784,352
                                                               --------------------------

OTHER INCOME:
Service charges on deposit accounts                                415,297        414,096
Overdraft service charges                                          226,387        196,148
Gain (loss) on sales of available for sale securities, net         582,540          7,700
Cash surrender value of life insurance policies income             305,914        255,626
Other income                                                       435,475        461,567
                                                               --------------------------
      Total other income                                         1,965,613      1,335,137
                                                               --------------------------

OTHER EXPENSE:
Salaries and employee benefits                                   5,367,058      5,407,271
Occupancy expense                                                  637,618        669,721
Equipment expense                                                  369,307        428,314
Stationery and supplies                                            216,010        167,761
Professional fees                                                  323,860        286,443
Marketing expense                                                  269,416        316,771
Writedown on securities                                          1,085,158              0
Other expense                                                    1,273,675      1,367,980
                                                               --------------------------
      Total other expense                                        9,542,102      8,644,261
                                                               --------------------------
Income before income taxes                                       2,657,683      3,475,228
Income taxes                                                       568,010      1,059,303
                                                               --------------------------
NET INCOME                                                     $ 2,089,673    $ 2,415,925
                                                               ==========================
Basic earnings per share                                       $      0.54    $      0.63
                                                               ==========================
Diluted earnings per share                                     $      0.53    $      0.63
                                                               ==========================
Basic average shares outstanding                                 3,900,580      3,822,070
                                                               ==========================
Diluted average shares outstanding                               3,929,760      3,830,348
                                                               ==========================
Dividends Per Share                                            $      0.27    $      0.25
                                                               ==========================
Comprehensive Income(1)                                        $ 1,952,432    $ 3,038,259
                                                               ==========================

--------------------
<F1>  Calculated using the change in accumulated other comprehensive income
      (loss) for the period and net income for the period.

       The accompanying notes are an integral part of these condensed consolidated financial statements.

                    SLADE'S FERRY BANCORP AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND EXPENSE
                                 (UNAUDITED)
                        3 MONTHS ENDING SEPTEMBER 30,


                                                                  2002          2001
                                                               ------------------------

INTEREST AND DIVIDEND INCOME:
Interest and fees on loans                                     $4,274,244    $5,366,721
Interest and dividends on investments                           1,102,826     1,258,641
Other interest                                                    107,836       229,923
                                                               ------------------------
      Total interest and dividend income                        5,484,906     6,855,285
                                                               ------------------------

INTEREST EXPENSE:
Interest on deposits                                            1,640,563     2,808,967
Interest on Federal Home Loan Bank and other borrowed funds       333,679       274,666
                                                               ------------------------
      Total interest expense                                    1,974,242     3,083,633
                                                               ------------------------
      Net interest and dividend income                          3,510,664     3,771,652
Provision for loan losses                                               0       187,500
                                                               ------------------------

      Net interest and dividend income
       after provision for loan losses                          3,510,664     3,584,152
                                                               ------------------------

OTHER INCOME:
Service charges on deposit accounts                               133,668       131,777
Overdraft service charges                                          95,982        64,124
Gain (loss) on sales of available for sale securities, net        585,358         7,700
Cash surrender value of life insurance policies income             95,639        82,439
Other income                                                      138,731       233,054
                                                               ------------------------
      Total other income                                        1,049,378       519,094
                                                               ------------------------

OTHER EXPENSE:
Salaries and employee benefits                                  1,807,639     1,863,150
Occupancy expense                                                 219,173       202,807
Equipment expense                                                 118,594       136,863
Stationery and supplies                                            63,451        67,044
Professional fees                                                 137,099        69,058
Marketing expense                                                  78,757        95,608
Writedown on securities                                           138,263             0
Other expense                                                     409,036       454,425
                                                               ------------------------
      Total other expense                                       2,972,012     2,888,955
                                                               ------------------------
Income before income taxes                                      1,588,030     1,214,291
Income taxes                                                      337,033       382,309
                                                               ------------------------
NET INCOME                                                     $1,250,997    $  831,982
                                                               ========================
Basic earnings per share                                       $     0.32    $     0.22
                                                               ========================
Diluted earnings per share                                     $     0.32    $     0.22
                                                               ========================
Basic average shares outstanding                                3,917,902     3,839,318
                                                               ========================
Diluted average shares outstanding                              3,944,581     3,863,037
                                                               ========================
Dividends per share                                            $     0.09    $     0.09
                                                               ========================
Comprehensive Income(1)                                        $  978,350    $1,044,663
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

                    SLADE'S FERRY BANCORP AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       Nine Months Ended September 30,
                       -------------------------------
                                 (Unaudited)


                                                                     2002            2001
                                                                 ---------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $ 2,089,673     $ 2,415,925

Adjustments to reconcile net income to
 net cash provided by operating activities:
  Accretion, net of amortization of securities                       120,436          99,835
  Gain on sales of available-for-sale securities, net               (582,540)         (7,700)
  Change in unearned income                                          (42,540)       (130,192)
  Provision for loan losses                                          375,000         562,500
  Depreciation and amortization                                      476,321         524,041
  Gain on sale of fixed assets                                             0        (105,000)
  Increase in cash surrender value of life insurance policies       (305,914)              0
  Amortization of goodwill                                                 0         170,100
  Accretion, net of amortization of fair market
   value adjustments                                                       0          (8,550)
  Writedown on securities                                          1,085,158               0
  Increase in other assets                                           (35,621)       (288,336)
  (Increase) decrease in prepaid expenses                             57,030         (97,894)
  Decrease in interest receivable                                    327,311          94,506
  Increase in other liabilities                                       94,596          14,739
  Increase in accrued expenses                                        94,558         112,273
  Decrease in interest payable                                       (15,884)        (31,304)
  Increase in taxes receivable                                      (232,946)       (450,953)
  Decrease in minority interest in subsidiary                         (1,500)              0
                                                                 ---------------------------
  Net cash provided by operating activities                      $ 3,503,138     $ 2,873,990
                                                                 ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of interest-bearing time deposit with other bank         (100,000)              0
  Purchases of available-for-sale securities                     (22,166,456)    (47,234,138)
  Proceeds from maturities of available-for-sale securities       22,124,542      39,210,554
  Proceeds from sales of available-for-sale securities            13,824,668         519,997
  Purchases of held-to-maturity securities                        (2,786,923)     (2,638,133)
  Proceeds from maturities of held-to-maturity securities          4,581,409       4,968,192
  Net decrease in loans                                               47,671       4,105,873
  Recoveries of loans previously charged off                          27,326          45,452
  Capital expenditures                                              (181,171)       (306,036)
  Proceeds from sale of asset                                         10,600         200,000
  Investment in life insurance policies                           (1,000,000)       (515,500)
                                                                 ---------------------------
  Net cash provided by (used in) investing activities            $14,381,666     $(1,643,739)
                                                                 ---------------------------

       The accompanying notes are an integral part of these condensed consolidated financial statements.

                    SLADE'S FERRY BANCORP AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       Nine Months Ended September 30,
                       -------------------------------
                                 (Unaudited)
                                 (Continued)


                                                                     2002            2001
                                                                 ---------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in demand deposits, NOW, money market
   and savings accounts                                          $16,549,104     $ 3,210,785
  Net increase (decrease) in time deposits                       (12,548,609)      1,401,256
  Advances on Federal Home Loan Bank borrowings,
   net of payments                                                 2,272,808       4,314,579
  Net increase (decrease) in other borrowed funds                   (454,101)         12,009
  Proceeds from issuance of common stock                             692,313         529,003
  Dividends paid                                                  (1,048,485)       (951,006)
                                                                 ---------------------------
  Net cash provided by financing activities                      $ 5,463,030       8,516,626
                                                                 ---------------------------
  Net increase in cash and cash equivalents                       23,347,834       9,746,877
  Cash and cash equivalents at beginning of year                  28,692,310      28,060,709
                                                                 ---------------------------
  Cash and cash equivalents at end of year                       $52,040,144     $37,807,586
                                                                 ===========================

SUPPLEMENTAL DISCLOSURES;
  Interest paid                                                  $ 6,215,788     $ 9,691,326
  Income taxes paid                                              $   800,956     $ 1,510,256

       The accompanying notes are an integral part of these condensed consolidated financial statements.

    SLADE'S FERRY BANCORP AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS (UNAUDITED)

                             September 30, 2002

Note A - Basis of Presentation
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the management of Slade's Ferry Bancorp (the "Company"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. Under prior accounting standards, goodwill resulting from a business combination was amortized on a straight-line basis over 15 years. As a result of SFAS No. 142, goodwill is generally no longer amortized as an expense after 2001, but instead will be reviewed and tested for impairment using a fair value methodology and assessment. Goodwill will be tested at least annually for impairment. Management does not anticipate an impairment adjustment to the goodwill reflected in the accompanying condensed consolidated balance sheet. In accordance with SFAS No. 142, the Company, as of January 1, 2002, ceased the amortization of the goodwill balance of $2.2 Million.

In October 2002, the FASB issued SFAS No. 147 "Acquisitions of Certain Financial Institutions" an Amendment of SFAS Nos. 72 and 144 and FASB Interpretation No. 9, SFAS No. 72 "Accounting for Certain Acquisitions of Banking or Thrift Institutions" and FASB Interpretation No. 9 "Applying APB Opinions No. 16 and 17, "When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method" provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, FASB Statement No. 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of FASB Statement No. 147. In addition, FASB Statement No. 147 amends FASB Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that FASB Statement No. 144 requires for other long-lived assets that are held and used.

Paragraph 5 of FASB Statement No. 147, which relates to the application of the purchase method of accounting, is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions in paragraph 6 related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets in paragraphs 8-14 are effective on October 1, 2002, with earlier application permitted. The Company does not expect that there will be any substantial impact on the Company's consolidated financial statements on adoption of this Statement.

Contingency
-----------

The Massachusetts Department of Revenue ("DOR") has issued Notices of Intent to Assess additional state excise taxes to several financial institutions in the Commonwealth that have established real estate investment trusts ("REIT") in their corporate structure. The DOR contends that dividends received by banks from REIT subsidiaries are fully taxable in Massachusetts. The Company believes that the Massachusetts statute that provides for the dividend received deduction of 95% of certain dividend distributions applies to dividends that have been made to banks by their REIT subsidiary. Slade's Ferry Trust Company formed a REIT subsidiary in 1999, Slade's Ferry Preferred Capital Corporation. The Bank has recently received notices from the DOR pertaining to tax year filings of 1999, 2000, and 2001. These notices assessed additional state excise taxes due of $1,454,000 plus interest. The Company has not recorded a provision in its financial statements at this time, and the Company intends to vigorously appeal any and all assessments.

ITEM 2

Management's Discussion and Analysis of Financial Condition
-----------------------------------------------------------
and Results of Operation
------------------------

Forward-looking Statements
--------------------------

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the strength of the company's capital and asset quality. Other such statements may be identified by words such as "believes," "will," "expects," "project," "may," "developments," "strategic," "launching," "opportunities," "anticipates," "estimates," "intends," "plans," "targets" and similar expressions. These statements are based upon the current beliefs and expectations of Slade's Ferry Bancorp's management and are subject to significant risks and uncertainties. Actual results may differ materially from those set forth in the forward-looking statements as a result of numerous factors.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements: (1) enactment of adverse government regulation; (2) competitive pressures among depository and other financial institutions may increase significantly and have an effect on pricing, spending, third-party relationships and revenues; (3) the strength of the United States economy in general and specifically the strength of the New England economies may be different than expected, resulting in, among other things, a deterioration in overall credit quality and borrowers' ability to service and repay loans, or a reduced demand for credit, including the resultant effect on the Bank's loan portfolio, levels of charge-offs and non-performing loans and allowance for loan losses; (4) changes in the interest rate environment may reduce interest margins and adversely impact net interest income; and (5) changes in assumptions used in making such forward-looking statements. Should one or more of these risks materialize or should underlying beliefs or assumptions prove incorrect, Slade's Ferry Bancorp's actual results could differ materially from those discussed. All subsequent written and oral forward-looking statements attributable to Slade's Ferry Bancorp or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth above. Slade's Ferry Bancorp does not intend or undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

Financial Condition
-------------------

Total assets increased by $7.5 Million, or 1.9% from $394.8 Million reported as of December 31, 2001 to $402.3 Million as of September 30, 2002. The increase in asset growth was generated by deposit growth of $4.0 Million, an increase in net advances from the Federal Home Loan Bank of $2.3 Million, offset by a reduction in other borrowed funds in the form of Treasury Tax and Loan deposits of $0.4 Million. The remaining increase of $1.6 Million was derived from stockholders' equity.

Cash and cash equivalents increased by $23.3 Million from $28.7 Million reported as of year-end 2001, to $52.0 Million at September 30, 2002. This increase included investments in short-term federal funds sold and overnight deposits with the Federal Home Loan Bank which represented $15.3 Million of the increase. The remaining increase of $8.0 Million was in cash, due from banks, interest-bearing demand deposits with other banks, and money market mutual funds. The funding for this increase in liquidity was generated primarily from a decline in the investment portfolio of $15.8 Million, deposit growth of $4.0 Million and additional borrowings of $2.3 Million from the Federal Home Loan Bank. Approximately $12.0 Million of these excess funds will be invested in short-term investment securities in the fourth quarter as an asset/liability strategy to improve interest rate spread and be in a position to reprice these securities at higher yields in 2003, when interest rates are projected to increase. The remaining liquidity will be used to fund projected growth in loans as we emphasize home equity loan products in the fourth quarter of 2002.

The investment portfolio represents the second largest component of the Company's assets and consists of securities in the Available-for-Sale category and securities in the Held-to-Maturity category. The designation of which category the security is to be classified is determined at the time of the purchase of the investment instrument.

Total investment securities decreased by $15.8 Million from $95.4 Million reported at December 31, 2001 to $79.6 Million at September 30, 2002. As part of the Company's quarterly review of the investment portfolio, it was determined that, with a decline in fair value of certain equity securities due to market conditions, $1.1 Million of equities with significant declines in fair market values would be sold in the third quarter of 2002. This strategy took advantage of federal income tax benefits derived by offsetting these capital losses against current and previous three years' capital gains. The decline in value of these equities sold realized a pretax loss of $947,000, and in connection with the Company's review of the portfolio, the Company wrote down the carrying value of these securities to fair value as of June 30, 2002, resulting in a restatement of the financial statements for the second quarter of 2002. In addition, a writedown charge of $138,263 was incurred on one equity holding, whose decline in fair value was other than temporary and deemed impaired. Partially offsetting the total writedown of $1.1 Million were gains of $585,000 resulting from the sale of $12.3 Million of various debt securities. This sale was completed for tax planning purposes, asset/liability management and liquidity.

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

Investment Securities are securities that the Company will hold to maturity and are carried at amortized cost on the balance sheet, and are summarized as follows as of September 30, 2002.


                                           Amortized     Gross Unrealized    Gross Unrealized
(Dollars in Thousands)                     Cost Basis     Holding Gains       Holding Losses     Fair Value
-----------------------------------------------------------------------------------------------------------

Debt securities issued by states of the
 United States and political
 subdivisions of the states                  14,476             597                  0             15,073
Mortgage-backed securities                        2               0                  0                  2
Other debt securities                             1               0                  0                  1
---------------------------------------------------------------------------------------------------------
      Total                                 $14,479            $597                $ 0            $15,076
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

Investments in Available-for-Sale securities are carried at fair value on the balance sheet and are summarized as follows as of September 30, 2002.


                                                        Gains in        Losses in
                                                      Accumulated      Accumulated
                                                         Other            Other
                                       Amortized     Comprehensive    Comprehensive
(Dollars in Thousands)                 Cost Basis        Income           Income       Fair Value
-------------------------------------------------------------------------------------------------

Debt securities issued by the U. S.
 Treasury and other U. S.
 Government corporations and
 agencies                               $20,064         $  380           $    0         $20,444
Marketable Equities                       4,177             52            1,079           3,150
Mortgage-backed securities               37,673            825                6          38,492
Corporate Bonds                           2,927             99                5           3,021
-----------------------------------------------------------------------------------------------
      Total                             $64,841         $1,356           $1,090         $65,107
===============================================================================================

Effect on Stockholders' Equity as of September 30, 2002:
(In Whole Dollars)


Unrealized gain on Available-for-Sale Securities          $ 266,120
Less tax effect                                            (173,893)
Addition to valuation allowance for deferred tax asset     (350,411)
                                                          ---------
Net unrealized loss on Available-for-Sale Securities      $(258,184)
                                                          =========

The Available-for-Sale category at September 30, 2002 had net unrealized losses net of taxes of $258,184 of which $770,369 are net unrealized gains (net of tax) attributed to securities of the U.S. Treasury, other U.S. Government corporations and agencies, corporate bonds, and mortgage-backed securities, and $1,028,553 are net unrealized losses (net of tax) attributable to marketable equity securities.

Securities of the U.S. Treasury, U.S. Government corporations and agencies, and mortgage-backed securities have little or no credit risk, other than being sensitive to changes in interest rates; and if held-to-maturity, these securities will mature at par. The Company amortizes premiums and accretes discounts over the life of the securities.

Marketable equity securities, however, have a greater risk as they are subject to rapid market fluctuations. These securities are constantly monitored and evaluated to determine their suitability for sale or retention in the portfolio. Management minimizes its risk by limiting the total amount invested into marketable equity securities to 6.5% of the total investment portfolio. At September 30, 2002, the amount invested in marketable equity securities was 5.3% of the total investment portfolio distributed over various business sectors.

Total net loans decreased slightly by $407,457 from $248.0 Million reported at December 31, 2001 to $247.6 Million at September 30, 2002. Residential real estate, home equity, and construction loan products increased during the nine months ending September 30, 2002 as new and existing customers took advantage of the lower interest rate environment. Offsetting the increase in these loan types were decreases in indirect auto loans, and various commercial loans and credit lines. Although new loan requests and commitments increased, large loan payoffs due to refinancing combined with continued amortization of the existing loan portfolio, resulted in a decrease in net loans of $407,000.

          INFORMATION WITH RESPECT TO NONACCRUAL AND PAST DUE LOANS AT SEPTEMBER 30, 2002 AND 2001 AND DECEMBER 31, 2001 AND 2000


                                                        At September 30,      At December 31,
----------------------------------------------------------------------------------------------
(Dollars in Thousands)                                  2002       2001       2001       2000
----------------------------------------------------------------------------------------------

Nonaccrual Loans                                       $  887     $1,086     $1,138     $2,415
Loans 90 days or more past due and
 still accruing                                             0         14        444        335
Real estate acquired by foreclosure
 or substantively repossessed                               0          0          0          0
Percentage of nonaccrual loans to
 total gross loans                                       0.35%      0.43%      0.45%      0.94%
Percentage of nonaccrual loans, restructured loans,
 and real estate acquired by foreclosure or
 substantively repossessed to total assets               0.22%      0.27%      0.29%      0.62%
Percentage of allowance for loan losses
 to nonaccrual loans                                   625.93%    489.69%    481.90%    197.76%

The $0.9 Million in nonaccrual loans as of September 30, 2002 consists of $0.6 Million of real estate mortgages and $0.3 Million attributed to commercial loans. Nonaccrual loans include restructured loans of $129,000 at September 30, 2002.

The Company's nonperforming assets as a total decreased by $0.7 Million, from $1.6 Million reported on December 31, 2001 to $0.9 Million as of September 30, 2002. The Company considers nonaccrual loans, loans past due 90 days or more but still accruing, and real estate acquired by foreclosure or substantively repossessed as nonperforming assets. Nonaccrual loans, which is the largest component of nonperforming assets, decreased by $251,137 during the nine months ending September 30, 2002. Loans 90 day or more but still accruing decreased by $443,882 during the first nine months of 2002. As of September 30, 2002, there were no loans 90 days or more past due and still accruing and no real estate acquired by foreclosure.

The percentage of nonaccrual loans to total gross loans decreased from 0.45% reported at year end 2001 to 0.35% at September 30, 2002 due to a decrease in the nonaccrual category. The percentage of nonaccrual loans and real estate acquired by foreclosure or substantively repossessed to total assets decreased due to the decrease in nonaccrual loans.

       INFORMATION WITH RESPECT TO INTEREST ON NONACCRUAL AND PAST DUE LOANS AT SEPTEMBER 30, 2002 AND 2001 AND DECEMBER 31, 2001 AND 2000


                                                 At September 30,    At December 31,
------------------------------------------------------------------------------------
(Dollars in Thousands)                           2002       2001      2001      2000
------------------------------------------------------------------------------------

Nonaccrual Loans                                 $887      $1,086    $1,138    $2,415

Interest income that would have been recorded
 under original terms                              78         222       109       228

Interest income recorded during the period         64          26         6        22

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

At September 30, 2002, there were $2,789,222 of loans which the Company has determined to be impaired, with a related allowance for credit losses of $540,444. Loans deemed to be impaired decreased substantially from the $7,521,689 reported as of December 31, 2001. At year end 2001, impaired loans included one large loan relationship of $2,556,000; but as of September 30, 2002, payments continue to be current and this loan has been removed from impairment status. In addition, principal reductions, loan payoffs, charged off balances, loan upgrades, and a change in our impairment identification methodology are other factors resulting in a decrease of impaired loans.

There were no other loans classified for regulatory purposes at September 30, 2002 that management reasonably expects will materially impact future operating results, liquidity or capital resources.

                  ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES


                                      Nine Months           Years Ended
                                    At September 30,      At December 31,
--------------------------------------------------------------------------
(Dollars in Thousands)              2002       2001       2001       2000
--------------------------------------------------------------------------

Balance at January 1               $5,484     $4,776     $4,776     $3,766
--------------------------------------------------------------------------

Charge-offs:
  Commercial                         (288)       (44)       (73)      (194)
  Real estate - construction            0          0         (0)         0
  Real estate - mortgage              (20)         0         (0)       (23)
  Installment/consumer                (26)       (22)       (28)      (138)
--------------------------------------------------------------------------
Total Charge-offs                    (334)       (66)      (101)      (355)
--------------------------------------------------------------------------

Recoveries:
  Commercial                           11         10         14         50
  Real estate - construction            0          0          0          0
  Real estate - mortgage               13         26         29         92
  Installment/consumer                  3          9         16         23
--------------------------------------------------------------------------
Total Recoveries                       27         45         59        165
--------------------------------------------------------------------------
Net Charge-offs                      (307)       (21)       (42)      (190)
--------------------------------------------------------------------------
Additions charged to operations       375        563        750      1,200
--------------------------------------------------------------------------
Balance at end of period           $5,552     $5,318     $5,484     $4,776
==========================================================================

Ratio of net charge-offs to
 average loans outstanding          (0.12%)    (.008%)    (0.02%)   (0.08%)

The Allowance for Loan Losses at September 30, 2002 was $5,552,553, compared to $5,484,519 at year end 2001. The Allowance for Loan Losses as a percentage of outstanding loans was 2.19% at September 30, 2002, and 2.16% at December 31, 2001.

The Bank provided $750,000 in 2001, $1,200,000 in 2000, and $375,000 in the
nine months ended September 30, 2002 to the Allowance for Loan Losses. Loans charged off were $101,000 in 2001, $355,000 in 2000, and $334,000 in the nine months ended September 30, 2002. Recoveries on loans previously charged off were $59,000 in 2001, $165,000 in 2000, and $27,000 in the nine months ended September 30, 2002. Management believes that the Allowance for Loan Losses of $5,552,553 is adequate to absorb any losses that are estimated to occur, due to the Bank's strong collateral position and the current asset quality, therefore no provision for loan losses was recorded during the third quarter of 2002.

The level of the Allowance for Loan Losses is evaluated by management and encompasses several factors. These factors include but are not limited to recent trends in the nonperforming loans, the adequacy of the assets that collateralize the nonperforming loans, the level of nonaccrual loans, current economic conditions in the market area, and various other external and internal factors. During 2000, management made the decision to change the methodology and guidelines used in calculating the adequate level of loan loss reserves. Increasing credit risk due to a higher commercial real estate loan portfolio and a rising interest rate environment was responsible for the review and change in the methodology and guidelines. Management's assessment of the adequacy of the Allowance for Loan Losses is reviewed by regulators, the Company's independent accountants, and outside loan review consultants.

This table shows an allocation of the allowance for loan losses as of the end of each of the periods indicated.


                                   September 30, 2002         December 31, 2001          December 31, 2000
                                -----------------------------------------------------------------------------
                                             Percent of                 Percent of                 Percent of
                                              Loans in                   Loans in                   Loans in
                                                Each                       Each                       Each
                                              Category                   Category                   Category
                                              to Total                   to Total                   to Total
                                 Amount         Loans       Amount         Loans       Amount         Loans
                                -----------------------------------------------------------------------------
                                                            (Dollars in Thousands)

Domestic:
  Commercial(5)                 $1,454(1)      14.02%      $1,629(1)      17.91%      $1,466(1)      19.66%
  Real estate - Construction        79          5.74           41          2.99           47          3.36
  Real estate - mortgage         3,839(2)      77.22        3,585(2)      74.77        2,970(2)      71.91
  Consumer(3)                      180(4)       3.02          229(4)       4.33          293(4)       5.07
                                --------------------------------------------------------------------------
                                $5,552        100.00%      $5,484        100.00%      $4,776        100.00%
                                ==========================================================================

--------------------
<F1>  Includes amounts specifically reserved for impaired loans of $479,881 as of September 30, 2002, $780,029 as of December 31, 2001, and $281,248 as of December 31, 2000 as required by Financial Accounting Standard No. 114, Accounting for Impairment of Loans.
<F2>  Includes amounts specifically reserved for impaired loans of $43,183 as of September 30, 2002, $413,663 as of December 31, 2001, and $132,911 as of December 31, 2000 as required by Financial Accounting Standard No. 114, Accounting for Impairment of Loans.
<F3>  Includes consumer, obligations of states and political subdivisions and other.
<F4>  Includes amounts specifically reserved for impaired loans of $17,380 as of September 30, 2002, $1,632 as of December 31, 2001, and $10,398
      as of December 31, 2000 as required by Financial Accounting Standard No. 114, Accounting for Impairment of Loans.
<F5>  Includes commercial, financial, agricultural and nonprofit loans.

The loan portfolio's largest segment of loans is commercial real estate loans, which represent 58% of gross loans. Residential real estate, represents 19% of gross loans. The Company requires a loan to value ratio of 80% in both commercial and residential mortgages. These mortgages are secured by real properties which have a readily ascertainable appraised value.

Generally, commercial real estate loans have a higher degree of credit risk than residential real estate loans because they depend primarily on unit supply and demand and various conditions. When granting these loans, the Company evaluates the financial statements of the borrower(s), the location of the real estate, the quality of management, profitability, and general economic and competitive conditions. When granting a residential mortgage, the Company reviews the borrower(s) repayment history on past debts, and assesses the borrower(s) ability to meet existing obligations and payments on the proposed loans.

Commercial loans consist of loans predominantly collateralized by inventory, furniture and fixtures, and accounts receivable, and consumer loans are generally unsecured credits and represent 3% of the total loan portfolio. These loans have a higher degree of risk than residential mortgage loans. The underlying collateral of a secured consumer loan tends to depreciate in value. Consumer loans are typically made based on the borrower's ability to repay the loan through continued financial stability. The Company endeavors to minimize risk by reviewing the borrower's repayment history on past debts, and assessing the borrower's ability to meet existing obligations on the proposed loans.

The allocation of the Allowance for Loan Losses is based on management's judgement of potential losses in the respective portfolios. While management has allocated reserves to various portfolio segments, the Allowance is general in nature and is available for the portfolio in its entirety.

Total deposits at September 30, 2002 were $341.0 Million, an increase of $4.0 Million, compared to $337.0 Million at December 31, 2001. The growth in deposits during this period was attributable to normal seasonal fluctuations and uncertainty in the stock market, as consumers look for safety in savings deposits and term deposit products offering less attractive yields.

Results of Operations
---------------------

The Company's performance of operations is dependent on net interest and dividend income, which is the difference between interest income earned on loans and investments and interest expense paid on deposits and borrowed funds. The level of net interest income achieved is significantly impacted by several factors such as economic conditions, interest rates, asset/liability management, and corporate tax and strategic planning. Net interest and dividend income for the nine months ending September 30, 2002 decreased by $737,680 to $10,609,172 when compared to $11,346,852 recorded during the same period in 2001. Total interest and dividend income decreased by $4,197,798 partially offset by a decrease in total interest expense of $3,460,118. Although our net interest margin stabilized during the first nine months of 2002, the series of reductions in interest rates throughout 2001 impacted our net interest margin, as a result of loan and investment repricing at lower interest rates due to refinancing and prepayments. The Company's net interest margin decreased by 25 basis points from 4.24% reported at September 30, 2001 to 3.99% as of September 30, 2002.

The Provision for Loan Losses is a charge against earnings and funds the Allowance for Loan Losses. It is management's desire to maintain the Allowance for Loan Losses at a level that is adequate to absorb inherent losses within the loan portfolio. In determining the appropriate level of the allowance for loan losses, management takes into consideration past and anticipated loss experience, prevailing economic conditions, evaluations of underlying collateral, and the volume of the loan portfolio and balance of nonperforming and classified loans. Management assesses the allowance for loan losses at least on a quarterly basis. After a thorough and detailed analysis and assessment during the third quarter of 2002, the allowance for loan losses was considered adequate to absorb inherent losses within the loan portfolio; therefore no provision for loan losses was provided during the third quarter of 2002. The Bank's provision during the nine month period ending September 30, 2002 was $375,000, compared to $562,500 for the same period in 2001.

Total Other Income increased by $630,476 for the first nine months in 2002, when compared to the same period in 2001. Service charges on both deposit accounts and overdrafts combined increased by $31,440. The Bank realized a $582,540 net gain on the sale of securities during the first nine months of 2002 resulting from the sale of $12.3 Million of debt securities, compared to a net gain of $7,700 for the same period in 2001. There was an increase of $50,288 in the cash surrender value of life insurance policies income associated with both the Directors' and Executive Officers' life insurance programs. The purchase of additional policies during 2001continues to generate additional earnings and in 2002, $1,000,000 of Executive Officers life insurance was purchased.

The line item Other Income decreased by $26,092 when compared to the first nine months of 2001. These income items represent earnings derived from safe deposit box rentals, checkbook printing revenue, exchange and commission fees, customer investment commission fees, and ATM/debit card usage fees.

The category Total Other Expense, made up of various noninterest expenses, increased by $897,841 to $9,542,102 recorded during the first nine months ending September 30, 2002, compared to $8,644,261 reported for the same period in 2001. As previously discussed in the financial condition of our investment portfolio, the Company recorded a charge of $1.1 Million as a result of writedowns in various equity securities. This total writedown includes $947,000 associated with a strategy to take advantage of tax benefits derived by offsetting this capital loss against current and previous years' capital gains. The carrying value of these equity securities was written down to fair market value as of June 30, 2002, and the Company's financial statements as of June 30, 2002 were amended to reflect this transaction. These equity securities were actually sold in the third quarter of 2002. In addition to the $947,000 writedown, a $138,263 writedown charge of one certain publicly-traded security, whose decline in fair market value was other than temporary and deemed impaired, was also recorded in the third quarter of 2002. Exclusive of the total writedown charges of $1.1 Million, total other expenses decreased by $187,317. Salaries and employee benefits decreased by $40,213. Occupancy and equipment expenses combined totaled $1,006,925 during the first three quarters of 2002, compared to $1,098,035 in 2001, a decrease of $91,110. The mild winter experienced during the first quarter of 2002 contributed to lower utility and snow removal costs. The expenses for stationery and supplies increased by $48,249 from $167,761 reported during the first nine months in 2001 to $216,010 in 2002. This increase was a result of additional cost for stationery and envelopes required for marketing and business development. Professional service fees increased by $37,417 from the first nine months of 2001 compared to 2002. This increase reflects costs associated with legal and consulting services and collection and repossession expenses. Marketing expenses attributed to production and media costs for television and radio commercials, print advertising and other direct marketing decreased by $47,355.

The following table sets forth the components of the line item Other Expense. This table reflects a decrease of $45,389 to $409,036 from $454,425 for the three month period ending September 30, 2002 and a decrease of $94,305 to $1,273,675 from $1,367,980 for the nine month period ending September 30, 2002 when compared to September 30, 2001.


                                      Three Months                  Nine Months
                                --------------------------------------------------------
                                2002    2001    Variance     2002      2001     Variance
                                --------------------------------------------------------

Amortization of Goodwill        $  0    $ 57      $(57)     $    0    $  170     $(170)
Communications                    76      83        (7)        240       250       (10)
Committee Fees                    56      60        (4)        150       148         2
Other Miscellaneous Expenses     277     254        23         884       800        84
                                --------------------------------------------------------
                                $409    $454      $(45)     $1,274    $1,368     $ (94)
                                ======================================================

The decrease in Other Expense of $94,305 for the first nine months of 2002 was primarily due to a decrease of $170,000 in amortization expense pertaining to goodwill, due to the implementation of SFAS No. 142 previously mentioned, partially offset by an increase of $83,261 in various other miscellaneous expenses, which includes approximately $40,000 of stock appreciation rights exercised.

Income before income taxes was $2,657,683 for the nine-month period ending September 30, 2002 compared to $3,475,228 reported for the same period in the prior year. Taxes totaled $568,010 down by $491,293 when compared to $1,059,303 reported for the same period in 2001, as a result of lower taxable income in 2002, and a federal income tax benefit derived from the recognition of capital losses on equity securities during the second quarter 2002.

Net income for the nine months ended September 30, 2002 was 2,089,673 or $0.54 per share (basic) and $0.53 per share (diluted) from $2,415,925 or $0.63 per share (basic and diluted) for the same period in the previous year.

The results of operations for the third quarter in 2002 indicates that the net interest and dividend income decreased by $260,988 to $3,510,664 from $3,771,652 reported for the same period in 2001. Total interest and dividend income decreased by $1,370,379 partially offset by a decrease in total interest expense of

$1,109,391. The Provision for Loan Losses for three months ending September 30, 2002 decreased by $187,500 compared to the same period in 2001.

Total Other Income in the three months ended September 30, 2002 increased by $530,284. Service charges on deposit accounts and overdraft charges combined increased by $33,749. Security gains increased by $577,658 from $7,700 recorded during the third quarter of 2001, to $585,358 reported for the same period in 2002. The security gains were realized from sales in the bond portfolio. The cash surrender value of bank owned life insurance policies income increased by $13,200 due to the purchase of additional policies. The line item Other Income decreased by $94,323 from $233,054 reported at September 30, 2001 to $138,731 as of September 30, 2002 as a result of the sale of a vacant parcel of land at our Fairhaven branch that recognized a gain of $105,000 in 2001.

Total Other Expenses in the three months ended September 30, 2002 increased by $83,057. Salaries and benefits decreased by $55,511. Occupancy and equipment expense combined decreased by $1,903. Stationery and supplies expense decreased by $3,593. Professional fees increased by $68,041 primarily due to the management assessment performed during the third quarter of 2002. Marketing expenses decreased by $16,851. The item Other Expense decreased by $45,389 primarily due to a decrease of $56,700 in amortization expense of goodwill.

Income before taxes for the third quarter in 2002 decreased by $373,739 from $1,214,291 reported in 2001, to $1,588,030 this year. Associated applicable income taxes also decreased by $45,276 from 2001 to 2002.

The net income for the three-month period ending September 30, 2002 was $1,250,997 or an increase of 50.4%, when compared to $831,982 earned in the third quarter of 2001. Diluted earnings per share were $0.32 compared to $0.22 per share for the same period in 2001. This increase is primarily a result of bond gains recognized of $585,358 offset by the writedown of an equity security of $138,263.

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

The Company also has the ability to borrow funds from the Federal Home Loan Bank, as well as the Federal Reserve Bank of Boston by pledging various investment securities as collateral. During the third quarter in 2001 and 2002, the Bank was not required to borrow short-term funds to meet current liquidity needs. Tax payments made by our customers which are owed to the Federal Reserve Bank Treasury Tax and Loan account are classified as short-term borrowings. As of September 30, 2002, there is also $19,255,895 in advances from the Federal Home Loan Bank representing the match funding program that is available to qualified borrowers and an investment growth strategy transaction.

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

At September 30, 2002, the Bank's liquidity ratio stood at 37.2%, slightly higher than the 34.9% level reported at December 31, 2001. The liquidity ratio is determined by dividing the Bank's short-term assets (cash and due from banks, interest-bearing deposits due from other banks, securities, and federal funds sold) by the Bank's total deposits and short-term borrowings. Management believes the Bank's liquidity to be adequate to meet the current and presently foreseeable needs of the Bank.

Capital
-------

As of September 30, 2002, the Company had total capital of $40,056,755. This represents an increase of $1,590,624 from $38,466,131 reported on December 31, 2001. The increase in capital was a combination of several factors. Additions consisted of nine months earnings of $2,089,673 and transactions originating through the Dividend Reinvestment Program whereby 6,515.685 shares were issued for cash contributions of $92,108 and 34,272.876 shares were issued for $505,144 in lieu of cash dividend payments, and 10,604 shares were issued due to stock options exercised totaling $95,069. These additions were offset by dividends declared of $1,054,129.

Also, affecting capital is accumulated other comprehensive income (loss) which reflects net unrealized gains or losses, net of taxes, on securities classified as Available-for-Sale and the minimum pension liability adjustment. On December 31, 2001 the Available-for-Sale portfolio had unrealized losses, net of taxes, of $120,943, and on September 30, 2002, as a result of current market values, the portfolio reflects unrealized losses, net of taxes, of $258,184. There was no change in the minimum pension liability adjustment of $106,246, net of taxes, recorded December 31, 2001.

Under the requirements for Risk Based and Leverage Capital of the federal banking agencies, a minimum level of capital will vary among banks based on safety and soundness of operations. Risk Based Capital ratios are calculated with reference to risk-weighted assets, which include both on and off balance sheet exposure.

At September 30, 2002 the actual Risk Based Capital of the Bank was $32,186,000 for Tier 1 Capital, exceeding the minimum requirements of $10,507,880 by $21,678,120. Total Capital of $35,498,000 exceeded the minimum requirements of $21,015,760 by $14,482,240 and Leverage Capital of $32,186,000 exceeded the minimum requirements of $16,015,400 by $16,170,600. In addition to the "minimum" capital requirements, "well capitalized" standards have also been established by the Federal Banking Regulators.

The table below illustrates the capital ratios of the Company and the Bank on September 30, 2002 and at December 31, 2001.


                               Well       September 30, 2002    December 31, 2001
                           Capitalized    ------------------    -----------------
                           Requirement    Bancorp      Bank     Bancorp     Bank
---------------------------------------------------------------------------------

Total Capital (to Risk
 Weighted Assets)           > or = 10%     16.00%      13.51%    14.43%     12.55%
---------------------------------------------------------------------------------
Tier 1 Capital (to Risk
 Weighted Assets)           > or =  6%     14.75%      12.25%    13.18%     11.29%
---------------------------------------------------------------------------------
Leverage Capital (to
 Average Assets)            > or =  5%      9.60%       8.04%     8.98%      7.74%
---------------------------------------------------------------------------------

Under the revised informal agreement entered into with the Massachusetts Commissioner of Banks and the Federal Deposit Insurance Corporation, effective January 17, 2002, the Bank is required to maintain a seven (7) percent Tier I Leverage Capital ratio. As of September 30, 2002, this ratio was 8.04% compared to 7.74% at year-end 2001.

In addition to meeting the required levels, the Company and the Bank's capital ratios meet the criteria of the "well capitalized" category established by the federal banking agencies as of September 30, 2002.

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


                             Estimated Exposure as a
       Rate Change      Percentage of Net Interest Income
      (Basis Points)           September 30, 2002
      ---------------------------------------------------

           +200                      (1.00)%
           -200                      (4.90)%

The model used to monitor earnings-at-risk provides management a measurement tool to assess the effect of changes in interest rates on the Company's current and future earnings. The 10% limit established by the Company provides an internal tolerance level to control interest rate risk exposure.

ITEM 4.     CONTROLS AND PROCEDURES

(a)   Evaluation of disclosure controls and procedures.

As required by new Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of the date of completion of the evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the new rules, we will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)   Changes in internal controls.

None.

                                   PART II
                              Other Information

ITEM 6

Exhibits and Reports on Form 8-K
--------------------------------

(a)   Exhibits: See exhibit index.

(b) Reports on Form 8-K: A report on Form 8-K dated September 18, 2002 was filed with the Securities and Exchange Commission reporting under Item 5 the announcement of the hiring of Mary Lynn D. Lenz as President and Chief Executive Officer of the Bank effective immediately. She was also named as Executive Vice President of the Company and appointed to the Board of Directors of both the Bank and the Company.

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

                                       SLADE'S FERRY BANCORP
                                       -------------------------------------
                                       (Registrant)


November 13, 2002                      /s/ Mary Lynn D. Lenz
-----------------------                -------------------------------------
(Date)                                 (Signature)         Mary Lynn D. Lenz
                                                             President/Chief
                                                           Executive Officer


November 13, 2002                      /s/ Edward Bernardo Jr.
-----------------------                -------------------------------------
(Date)                                 (Signature)       Edward Bernardo Jr.
                                                    Vice President/Treasurer
                                                    Chief Financial Officer/
                                                    Chief Accounting Officer

                               CERTIFICATIONS

I, Mary Lynn D. Lenz, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Slade's Ferry
      Bancorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002               /s/ Mary Lynn D. Lenz
                                       -------------------------------------
                                       President/Chief Executive Officer

                               CERTIFICATIONS

I, Edward Bernardo, Jr., certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Slade's Ferry
      Bancorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002               /s/ Edward Bernardo Jr.
                                       -------------------------------------
                                       Vice President/Treasurer
                                       Chief Financial Officer/
                                       Chief Accounting Officer

Mary Lynn D. Lenz, President and Chief Executive Officer, and Edward Bernardo, Jr. Vice President and Treasurer of Slade's Ferry Bancorp (the "Company"), each hereby certifies, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of his knowledge:

      1) this Quarterly Report on Form 10-Q of the Company for the quarterly period ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 780(d); and


      2) the information contained in this Form 10-Q fairly represents in all material respects, the financial condition and results of operations of the Company.


November 13, 2002                      /s/ Mary Lynn D. Lenz
-----------------------                -------------------------------------
(Date)                                 (Signature)         Mary Lynn D. Lenz
                                                             President/Chief
                                                           Executive Officer


November 13, 2002                      /s/ Edward Bernardo Jr.
-----------------------                -------------------------------------
(Date)                                 (Signature)       Edward Bernardo Jr.
                                                    Vice President/Treasurer
                                                    Chief Financial Officer/
                                                    Chief Accounting Officer