Form 10-K
period 2002-12-31
SLADES FERRY BANCORP
filed 2003-03-31
CIK 857499

Cover: "It's Our People That Make the Difference"
       Slade's Ferry Bancorp 2002

Page One: "Passionate Leadership"

Commitment to the cause has always been a hallmark of Slade's Ferry employees. And our chairman demonstrated that kind of dedication by taking on the day-to-day management of the organization while serving as interim president from March through August. Chairman Donald Corrigan, along with Vice Chair Kenneth Rezendes, kept Slade's Ferry on a steady course and initiated strategic planning to create a vision for the institution.

As that planning began, it quickly became evident that the bank's permanent president would need to be passionate about helping the bank reach its full potential. Our search team envisioned an energetic motivator with the skills and expertise to refine the strategic plan and to put the results into practice. We wanted someone who would be excited about reenergizing the institution and able to develop employees' creativity so that, together, we could find new ways to address customer needs.

After an exhaustive search, the board unanimously elected Mary Lynn Lenz to become the new president and CEO of Slade's Ferry Bancorp. With 28 years of financial services experience and a background in retail banking, Lenz is well equipped to take the torch passed on to her by Donald Corrigan and to address the dynamic needs of the bank while honoring its traditions.

With strength and decisiveness, the board of Slade's Ferry Bancorp charted a new course and placed a passionate new leader at the helm in 2002.

Page Two: "Top-of-the-Line Customer Service"

We are people with deep roots here in the south coast. Tradition, honesty and integrity mean something to us. That's why banking relationships are so important. Slade's Ferry customers look to their local banker to be a trusted confidant, counselor and partner. They seek advice on how to pay for college, a wedding, or a new home and how to plan for retirement. But our customers also want assurances that they'll be well prepared to confront the unexpected curveballs that life can sometimes throw --like braces for your 13-year-old, a new hot water heater or shocks on your 1998 sedan.

"My parents, and my husband's parents are long-time customers of Slade's Ferry, so I guess we were destined to become customers too," said Kelly Meehan. "We decided to re-mortgage our house to take advantage of low rates and to begin a remodeling project after our recent wedding. Connie [Barbosa, vice president of mortgage originations] provided amazing customer service. She kept us posted every step of the way. In fact, we were so pleased that we just opened a checking account too."

The tellers, customer service specialists and branch managers at Slade's Ferry take pride in the one-on-one relationships that we build with our customers. We understand the needs of the people that we serve and help our customers' money work to its fullest advantage. By knowing both customer needs and the depth of the Slade's Ferry product line, we can help our customers meet their financial goals.

In 2002 Slade's Ferry promoted new products in the marketplace. Home equity lines were advertised in the fourth quarter and more than 225 customers took advantage of the historically low interest rates being offered. With a reorganized Slade's Ferry Bank in 2003, customers can expect new products and a reenergized customer service team to respond to customers' banking needs in the months to come.

Page Three: "Attentive Lenders"

Successful commercial banking relationships are true partnerships. Lenders commit themselves to learning your business and you come to rely on us for
expert advice and products tailored to fit your needs.   At Slade's Ferry,
your small business isn't just another number. You've invested in us, and that's why we invest time and manpower in your business.

Roy Enoksen, CEO of Eastern Fisheries, is one customer who appreciates the value of his relationship with his banker, Bob Howard. Roy started his 50 million-dollar business by purchasing one fishing boat in 1978. Back then he had a commercial checking account at Slade's Ferry. Over the years, his business has grown into a corporation with five different business lines. In 2002, his scalloping business alone harvested 70 million pounds of scallops, satisfying 20 percent of domestic consumption. Consequently, his commercial banking needs have changed. And Slade's Ferry has been right there beside him, every step of the way.

"My banker understands my industry and the local marketplace," said Enoksen. "I can call him at a moment's notice for help on a specific problem, or ask him to set aside a few hours to participate in a strategic planning session. Either way, I know I can count on Slade's Ferry to be there for Eastern Fisheries."

With real estate in Boston's Route 128/Interstate 495 belt reaching new highs and commuter rail soon reaching into Fall River, southeastern Massachusetts is ripe for explosive commercial growth. Slade's Ferry is positioning itself for changes in the marketplace by adding lenders to its team so that the bank's commitment to attentive service will not be compromised as it gains market share in the years to come.

Page Four: "Commitment to Community"

When you examine the banking industry, you quickly realize that bigger isn't always better. After all, how can a lending institution out of Boston, Pittsburgh or even Providence for that matter, know the small business needs of Somerset, affordable housing issues facing Fall River or the lending needs of a social services organization in New Bedford. Living in the communities that you serve is the foundation of solid community banking.

Slade's Ferry employees are volunteering alongside you at the PTA meeting, sharing your checkout aisle at the corner market, and coaching your kids at the YMCA. The bank understands the people of southeastern Massachusetts because our employees are an integral part of the fabric of the community. That's why we were there when New Bedford Community Health Center, the Child & Family Services of Greater New Bedford and the Fairhaven Community Nurses Association needed lending assistance in 2002.

"We couldn't have responded to the community need appropriately, without the assistance of Slade's Ferry," said Rob Mendes of the New Bedford Boys & Girls Club. "We've been here in this neighborhood for 133 years, but the demand for our services has been growing exponentially in recent years. We serve up to 1,500 children each year so we needed more recreation and education space." With financing assistance from Ed Sousa at Slade's Ferry, the club added a new 20-station computer room and a dedicated classroom for tutorial assistance, along with a 8,200 square-foot gymnasium which will help to nurture yet another generation's healthy minds and bodies.

As Slade's Ferry grows, our commitment to the communities we serve will never waiver. It is our goal to define and provide greater focus to our charitable giving efforts in the coming year.

Page Five: BOARD OF DIRECTORS, Slade's Ferry Bancorp - Slade's Ferry Trust
Co.



Thomas B. Almy
      Architect

Peter G. Collias, Esquire
      Clerk/Secretary of Bancorp and Bank
      Law Office of Peter G. Collias

Donald T. Corrigan
      Chairman of the Board - Slade's Ferry Bancorp
      Chairman of the Board - Slade's Ferry Trust Co.

Melvyn A. Holland
      Treasurer
      Rosenfield Raymon Restivo, PC
      Certified Public Accountants

Mary Lynn D. Lenz
      President/Chief Executive Officer -
      Slade's Ferry Bancorp
      President/Chief Executive Officer
      Slade's Ferry Trust Co.

William Q. MacLean, Jr.
      Account Executive
      Sylvia Insurance Agency, Inc.

Francis A. Macomber
      President - LeComte's All Star Dairy, Inc.

Majed Mouded, MD
      Physician

Shaun O'Hearn, Sr.
      President - Bolger & O'Hearn, Inc.

Lawrence J. Oliveira, DDS
      Orthodontist

Peter Paskowski
      Past President - Slade's Ferry Trust Co.

Kenneth R. Rezendes
      Vice Chairman - Slade's Ferry Bancorp
      Chairman - K. R. Rezendes, Inc.

William J. Sullivan
      President - Sullivan Funeral Homes, Inc.

Charles Veloza
      President - Charlie's Oil Co., Inc.

David F. Westgate
      President - Quequechan Management Corp.

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

Commission file number  000-23904
                        ---------

                            SLADE'S FERRY BANCORP
          --------------------------------------------------------
           (Exact name of registrant as specified in its charter)

         MASSACHUSETTS                                     04-3061936
-------------------------------                      ----------------------
(State or other jurisdiction of                          I.R.S. Employer
 incorporation or organization                       Identification Number)

        100 Slade's Ferry Avenue
        Somerset, Massachusetts                               02726
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:    (508) 675-2121

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

The aggregate market value of the voting stock of Slade's Ferry Bancorp, held by nonaffiliates of the registrant as of February 21, 2003 was approximately $45,668,574. On that date, there were 3,952,185.757 shares of Slade's Ferry Bancorp Common Stock, $.01 par value outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Stockholders April 14, 2003 incorporated by reference into Part III.

                                   PART I

                                   ITEM 1

                                  BUSINESS

Description of Business

Business of Slade's Ferry Bancorp
---------------------------------

      Slade's Ferry Bancorp ("the Company") is a business corporation that was organized under the laws of the Commonwealth of Massachusetts on June 13, 1989 as Weetamoe Bancorp. The name Weetamoe Bancorp was changed to Slade's Ferry Bancorp effective January 1, 1997. The office of Slade's Ferry Bancorp is located at the office of the Bank at 100 Slade's Ferry Avenue, Somerset, Massachusetts, 02726, and its telephone number is the same as the Bank's: (508) 675-2121.

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

      During the past three years, assets of the Bank increased by $40.3 Million. The Bank currently has twelve banking facilities extending east from Seekonk, Massachusetts to Fairhaven, Massachusetts.

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

      In June 1999, the Bank established a Real Estate Investment Trust
(REIT) as a subsidiary of Slade's Ferry Trust Company. The REIT, named the Slade's Ferry Preferred Capital Corporation, provided the means for the Bank to invest into the REIT certain designated, bank-owned real estate mortgage loans. The income derived on these loans was taxed at a reduced state tax rate.

      The Bank currently services numerous communities in Southeastern Massachusetts and contiguous areas of Rhode Island through its twelve facilities in Fall River, Somerset, Swansea, Seekonk, New Bedford and Fairhaven, and its loan production office in Warwick, Rhode Island.

      The Bank's major customer base consists of almost 35,300 personal savings, checking and money market accounts, and 9,400 personal certificates of deposit and individual retirement accounts. Its commercial base consists of over 3,200 checking, money market, corporate, and certificate of deposit accounts.

      The Bank does not have any major target accounts, nor does it derive a material portion of its deposits from any single depositor. It is a retail bank that services the needs of the local communities, and its loans are not concentrated within any single industry or group of related industries that would have any possible adverse effect on the business of the Bank. The Bank's business is not seasonal and its loan demand is well diversified. As of December 31, 2002, commitments under standby letters of credit aggregate approximately $636,400.

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

      Many of the major commercial banks, or other affiliates in the service areas of the Bank, offer services such as international banking, internet banking, and trust services which are not currently offered directly by the Bank.

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

      As a registered bank holding company, the Company is required to file with the FRB annual and periodic reports and such other additional information as the FRB may require. The Company and its subsidiaries are also subject to continuing regulation, supervision and examinations by the FRB.

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

      As a bank holding company, the Company will be required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Bancorp's consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would violate any law, regulation, FRB order, directive, or any condition imposed by, or written agreement with, the FRB.

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

      Bank regulators have implemented risk based capital guidelines that require a bank to maintain certain minimum capital as a percent of such bank's assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk adjusted assets). Under the requirements a minimum level of capital will vary among banks on safety and soundness of operation. At December 31, 2002 the minimum regulatory capital level of Risk Based Capital was 4% for Tier 1 Capital, 8% for Total Capital and Leverage Capital was 4%.

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

Recent Regulatory Examinations
------------------------------

      During 2002, the Bank continued to operate under an informal agreement (Memorandum of Understanding) with the Federal Deposit Insurance Corporation and Massachusetts Commissioner of Banks. This agreement was originally entered into in December 2000. Following completion of a joint examination in 2001, and the most recent joint examination in 2002, a revised Memorandum of Understanding was entered into to be implemented during the first and second quarters of 2003.

      Management has made substantial progress towards addressing the provisions of the Memorandum but certain areas require continued efforts. Key areas that require attention going forward are the full implementation of management and strategic plans, asset quality improvement and refinement to both the loan and investment policies.

      During the life of the agreement, the Bank must maintain a Tier 1 Leverage Capital Ratio of at least seven (7) percent.

      The Board of Directors and bank management have made great strides addressing issues and concerns within the Memorandum of Understanding, and are committed to continue to take action to comply with the remaining provisions.

Statistical Information
-----------------------

      The following supplementary information required under Guide 3 (Statistical Disclosure by Bank Holding Companies) should be read in conjunction with the related financial statements and notes thereto, which are a part of this report.

DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The following table sets forth the Company's average assets, liabilities, and stockholders' equity, interest income earned and interest paid, average rates earned and paid, and the net interest margin for the periods ending December 31, 2002, December 31, 2001, and December 31, 2000. Averages are daily averages.


                                            2002                              2001                            2000
----------------------------------------------------------------------------------------------------------------------------------
                                 Average  Interest(1)  Avg. Int.  Average  Interest(1)  Avg. Int.  Average  Interest(1)  Avg. Int.
(Dollars in Thousands)           Balance  Inc/Exp       Rate      Balance   Inc/Exp       Rate     Balance   Inc/Exp       Rate
----------------------------------------------------------------------------------------------------------------------------------

ASSETS:
Earning Assets (2)

  Commercial Loans              $ 40,088  $ 2,337       5.83%    $ 47,036   $ 4,757      10.11%   $ 48,445   $ 4,504       9.30%
  Commercial Real Estate         157,900   10,947       6.93%     153,395    12,989       8.47%    152,580    14,194       9.30%
  Residential Real Estate         48,069    3,446       7.17%      38,819     2,868       7.39%     36,558     2,877       7.87%
  Consumer Loans                   8,447      547       6.48%      12,093       940       7.77%     11,216       911       8.12%
----------------------------------------------------------------------------------------------------------------------------------
  Total Loans                    254,504   17,277       6.79%     251,343    21,554       8.57%    248,799    22,486       9.04%
  Federal Funds Sold & FHLB
   Overnight Deposits             24,033      348       1.45%      23,136       819       3.54%      9,558       583       6.10%
  U.S. Treas/Govt Agencies        70,385    3,688       5.24%      72,778     4,258       5.85%     68,606     4,421       6.44%
  States & Political
   Subdivisions                   14,044      799       5.69%      12,498       777       6.22%     11,889       787       6.62%
  Mutual Funds                       117        7       5.98%          45         2       4.44%         55         3       5.45%
  Marketable Equity
   Securities                      4,087      106       2.59%       4,116        91       2.21%      4,241        89       2.10%
  Other Investments                1,182       33       2.79%       1,037        67       6.46%      1,066        79       7.41%
----------------------------------------------------------------------------------------------------------------------------------
  Total Earning Assets           368,352   22,258       6.04%     364,953    27,568       7.55%    344,214    28,448       8.26%
----------------------------------------------------------------------------------------------------------------------------------
  Allowance for Loan Losses      (5,462)                           (5,109)                          (4,202)
  Unearned Income                  (347)                             (443)                            (552)
  Cash and Due From Banks        15,250                            13,351                           12,883
  Other Assets                   22,760                            21,837                           20,938
----------------------------------------------------------------------------------------------------------------------------------
Total Assets                   $400,553                          $394,589                         $373,281
==================================================================================================================================
LIABILITIES & STOCKHOLDERS' EQUITY:
  Savings                      $ 62,078       570       0.92%    $ 53,613   $   878       1.64%   $ 50,210   $ 1,006       2.00%
  NOW's                          42,259       348       0.82%      37,834       700       1.85%     37,785     1,183       3.13%
  Money Market Accounts           9,250        24       0.26%       9,415       120       1.27%     10,607       174       1.64%
  CD's > $100M                   32,384     1,117       3.45%      34,483     1,796       5.21%     31,689     1,537       4.85%
  Other Time Deposits           124,974     4,644       3.72%     141,698     7,839       5.53%    138,637     8,019       5.78%
  FHLB Advances & Other
   Borrowings                    18,553     1,225       6.60%      15,734       993       6.31%     12,402       780       6.29%
----------------------------------------------------------------------------------------------------------------------------------
Total Interest-bearing
   Liabilities                  289,498     7,928       2.74%     292,777    12,326       4.21%    281,330    12,699       4.51%
  Demand Deposits                69,787                            64,549                           58,588
  Other Liabilities               1,466                             1,738                            1,836
----------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities             360,751                           359,064                          341,754
----------------------------------------------------------------------------------------------------------------------------------
  Common Stock                       39                                38                               37
  Paid-in Capital                27,343                            26,264                           25,109
  Retained Earnings              12,684                             9,516                            7,648
  Accumulated Other
  Comprehensive Income (Loss)      (264)                             (293)                          (1,267)
----------------------------------------------------------------------------------------------------------------------------------
  Total Stockholders' Equity     39,802                            35,525                           31,527
----------------------------------------------------------------------------------------------------------------------------------
Total Liabilities &
 Stockholders' Equity          $400,553                          $394,589                         $373,281
==================================================================================================================================
Net Interest Income                       $14,330                           $15,242                          $15,749
==================================================================================================================================
Net Interest Spread                                     3.30%                             3.34%                            3.75%
==================================================================================================================================
Net Yield on Earning Assets                             3.89%                             4.18%                            4.58%
==================================================================================================================================

--------------------
<F1>  On a fully taxable equivalent basis based on tax rate of 27.70% for 2002,
      31.40% for 2001, and 33.30% for 2000. Interest income on investments and net interest income includes a fully taxable equivalent adjustment of $221,000 in 2002, $244,000 in 2001, and $262,000 in 2000.
<F2>  Average balance includes non-accruing loans.  The effect of including such loans is to reduce the average rate earned on the Company's loans.

           NET INTEREST INCOME - CHANGES DUE TO VOLUME AND RATE(1)


                                                 2002 vs. 2001                         2001 vs. 2000
                                                   Increase                              Increase
                                                  (Decrease)                            (Decrease)
--------------------------------------------------------------------------------------------------------------
                                        Total       Due to      Due to         Total      Due to      Due to
(Dollars in Thousands)                 Change(2)    Volume       Rate         Change(2)   Volume       Rate
--------------------------------------------------------------------------------------------------------------

Interest Income:
  Federal Funds Sold & FHLB
   Overnight Deposit                   $  (471)      $  23      $  (494)      $   236      $  655      $  (419)

  US Treas/Govt Agencies                  (570)       (133)        (437)         (163)        257         (420)

  States & Political Subdivisions           22          92          (70)          (10)         39          (49)

  Mutual Funds                               5           3            2            (1)          0           (1)

  Marketable Securities                     15          (1)          16             2          (3)           5

  Other Investments                        (34)          7          (41)          (12)         (2)         (10)

  Commercial Loans                      (2,420)       (554)      (1,866)          253        (136)         389

  Commercial Real Estate                (2,042)        347       (2,389)       (1,205)         73       (1,278)

  Residential Real Estate                  578         673          (95)           (9)        173         (182)

  Consumer Loans                          (393)       (260)        (133)           29          70          (41)
--------------------------------------------------------------------------------------------------------------
  Total Interest Income                 (5,310)        197       (5,507)         (880)      1,126       (2,006)
--------------------------------------------------------------------------------------------------------------
Interest Expense:
  Savings Accounts                        (308)        109         (417)         (128)         62         (190)

  NOW Accounts                            (352)         59         (411)         (483)          1         (484)

  Money Market Accounts                    (96)         (1)         (95)          (54)        (17)         (37)

  CD's > 100 M                            (679)       (774)          95           259         141          118

  Other Time Deposits                   (3,195)        (91)      (3,104)         (180)        173         (353)
  FHLB Advances & Other
   Borrowings                              232         182           50           213         210            3
--------------------------------------------------------------------------------------------------------------
  Total Interest Expense                (4,398)       (516)      (3,882)         (373)        570         (943)
--------------------------------------------------------------------------------------------------------------
Net Interest Income                    $  (912)      $ 713      $(1,625)      $  (507)     $  556      $(1,063)
==============================================================================================================

--------------------
<F1>  Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated equally to changes due to volume and changes due to rate.
<F2>  The change in interest income on investments and net interest income includes interest on a fully taxable equivalent basis based on a tax rate of 27.70% for 2002, 31.40% for 2001, and 33.30% for 2000.

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

      At December 31, 2002, the following GAP report indicates the Company's interest rate risk to have a reliance on short-term liabilities. This position would have an adverse effect on earnings in a rising rate environment and a positive effect on earnings in a decreasing rate environment.

INTEREST RATE - SENSITIVITY GAPS

Repricing Period at December 31, 2002


                                           Within         1-2          2-3          3-5        Over 5
(Dollars in Thousands)                     1 Year        Years        Years        Years        Years        Total
--------------------------------------------------------------------------------------------------------------------

Interest-Earning Assets:
  Federal Funds Sold &
   FHLB Overnight Deposit                 $ 19,500      $     0      $     0      $     0      $     0      $ 19,500
  Investment Securities(1)                  28,200       15,451       19,347        7,992        8,078        79,068
  Loans                                     93,946       35,175       40,130       36,706       59,055       265,012
                                          --------------------------------------------------------------------------
    Total Earning Assets                  $141,646      $50,626      $59,477      $44,698      $67,133      $363,580
                                          --------------------------------------------------------------------------
Interest Bearing Liabilities:
  NOW Checking and Savings
   Deposits                               $ 33,218      $16,609      $16,609      $44,290      $     0      $110,726
  Money Market Deposits                      2,435        1,217        1,217        3,246            0         8,115
  Term Deposits                            128,663       13,579        2,272            0            0       144,514
  FHLB Advances                                  0        1,000            0            0       18,185        19,185
  Other Borrowings                               0            0            0            0            0             0
                                          --------------------------------------------------------------------------
  Total Interest-bearing Liabilities      $164,316      $32,405      $20,098      $47,536      $18,185      $282,540
                                          --------------------------------------------------------------------------
Net Interest Sensitivity Gap              $(22,670)     $18,221      $39,379      $(2,838)     $48,948      $ 81,040
Cumulative Gap                            $(22,670)     $(4,449)     $34,930      $32,092      $81,040
Cumulative Gap as a Percent of
  Total Assets                              (5.69%)      (1.12%)       8.77%        8.06%       20.34%
                                          ==========================================================================

--------------------
<F1>  Excludes money market mutual funds which are carried in cash and cash equivalents.

      In addition to the GAP report, the Company also uses an Asset/Liability Model Performance Analysis to measure the exposure of net interest income to changes in interest rates over a relatively short time period (i.e. 12 months). This analysis involves projecting future interest income and expenses from the Company's earning assets and interest-bearing liabilities. Depending on the GAP position, the Company's policy limit on interest rate risk specifies that if interest rates were to change immediately up 300 basis points or down 100 basis points, the effect on estimated net interest income for the next 12 months that would be tolerated would be not more than a ten percent (10%) decrease. The following table reflects the Company's estimated exposure as a percentage of estimated net interest income for the next 12 months, assuming an immediate change in interest rates:


        Rate Change      Estimated Exposure as a Percentage of
      (Basis Points)              Net Interest Income                    Dollar Impact
--------------------------------------------------------------------------------------

           +300                        (6.55%)                           ($965,000)
           -100                        (2.30%)                           ($338,000)

      The model used to monitor earnings-at-risk provides management a measurement tool to assess the effect of changes in interest rates on the Company's current and future earnings. The Company's 10% limit establishes an internal tolerance level to control the Company's interest rate risk exposure and is monitored on a quarterly basis.

II.   INVESTMENT PORTFOLIO

      The following table shows the book value of the major categories of investment securities Held-to-Maturity for the years indicated:


                                                     At December 31,
-----------------------------------------------------------------------------
(Dollars in Thousands)                        2002         2001         2000
-----------------------------------------------------------------------------

US Treasury Securities and
  Obligations of US Government
  Corporations and Agencies                 $     0      $ 2,750      $ 6,948

Obligations of States and
  Political Subdivisions of the States       13,693       13,528       12,094

Mortgage-backed securities                        2            3           59

Foreign Debt Securities                           1            1            1
-----------------------------------------------------------------------------
Total                                       $13,696      $16,282      $19,102
=============================================================================

      In the following table, the carrying value of Held-to-Maturity securities maturing within stated periods as of December 31, 2002, is shown with the weighted average interest yield from securities falling within the range of maturities:


                            US Treasury    Obligations
                            & Government   of States &       Mortgage-      Foreign
                            Corporations   Political           Backed         Debt
(Dollars in Thousands)       & Agencies   Subdivisions(1)   Securities(2)   Securities    Total
------------------------------------------------------------------------------------------------

Due in 1 year or less:
  Amount                        $   0       $ 3,310            $   0          $   0      $ 3,310
  Yield                          0.00%         4.97%            0.00%          7.50%        4.97%

Due in 1 to 5 years:
  Amount                            0         6,980                2              1        6,983
  Yield                          0.00%         5.83%            7.84%          0.00%        5.83%

Due in 5 to 10 years:
  Amount                            0         1,360                0              0        1,360
  Yield                          0.00%         8.30%            0.00%          0.00%        8.30%

Due after 10 years:
  Amount                            0         2,043                0              0        2,043
  Yield                          0.00%         6.39%            0.00%          0.00%        6.39%
------------------------------------------------------------------------------------------------
  Amount                        $   0       $13,693            $   2          $   1      $13,696
================================================================================================
  Yield                          0.00%         5.95%            7.84%          7.50%        5.95%
================================================================================================

--------------------
<F1>  Rates of tax exempt securities are shown assuming a 27.70% tax rate.
<F2>  Mortgage-backed securities stated using average life.

      The following table shows the amortized cost basis of the major categories of Available-for-Sale securities for the years indicated:


                                             At December 31,
---------------------------------------------------------------------
(Dollars in Thousands)                2002         2001        2000
---------------------------------------------------------------------

US Treasury Securities and
  Obligations of US Government
  Corporations and Agencies         $26,424      $34,240      $40,934

Mortgage-backed Securities           32,512       36,129       22,089

Corporate Debt Securities             2,673        2,941        1,473

Marketable Equity Securities          3,986        6,015        4,582
---------------------------------------------------------------------
Total                               $65,595      $79,325      $69,078
=====================================================================

      In the following table, the amortized cost basis of Available-for-Sale securities (other than equity securities) maturing within stated periods as of December 31, 2002, is shown with the weighted average interest yield from securities falling within the range of maturities:


                            US Treasury
                            & Government     Mortgage-         Corporate
                            Corporations       Backed             Debt
(Dollars in Thousands)      & Agencies      Securities(1)      Securities      Total
-------------------------------------------------------------------------------------

Due in 1 year or less:
  Amount                      $ 3,811         $ 3,703            $1,010       $ 8,524
  Yield                          5.42%           4.12%             5.85%         4.91%

Due in 1 to 5 years:
  Amount                       22,613          27,923             1,663        52,199
  Yield                         3.745%           5.23%             6.17%         4.62%

Due in 5 to 10 years:
  Amount                            0             755                 0           755
  Yield                          0.00%           6.01%             0.00%         6.01%

Due after 10 years:
  Amount                            0             131                 0           131
  Yield                          0.00%           5.99%             0.00%         5.99%
-------------------------------------------------------------------------------------
  Amount                      $26,424         $32,512            $2,673       $61,609
=====================================================================================
  Yield                          3.99%           5.12%             6.05%         4.68%
=====================================================================================

--------------------
<F1>  Mortgage-backed securities stated using average life.

      The following table shows the amortized cost basis and fair value of the major categories of Held-to-Maturity securities as of December 31, 2002:


                                                                   Gross              Gross
                                                 Amortized       Unrealized         Unrealized
(Dollars in Thousands)                          Cost Basis      Holding Gains      Holding Losses      Fair Value
-----------------------------------------------------------------------------------------------------------------

Debt securities issued by states of the
  United States and political subdivisions
  of the states                                  $13,693            $573                 $7             $14,259

Mortgage-backed securities                             2               0                  0                   2
Foreign debt securities                                1               0                  0                   1
---------------------------------------------------------------------------------------------------------------
Total                                            $13,696            $573                 $7             $14,262
===============================================================================================================

      Investments in Available-for-Sale securities are carried at fair value on the balance sheet and are summarized as follows as of December 31, 2002.


                                                                   Gross              Gross
                                                 Amortized       Unrealized         Unrealized
(Dollars in Thousands)                          Cost Basis      Holding Gains      Holding Losses      Fair Value
-----------------------------------------------------------------------------------------------------------------

Debt securities issued by the U.S.
Treasury and other U.S. Government
corporations and agencies                        $26,424            $239               $  0             $26,663

Mortgage-backed securities                        32,512             922                  0              33,434
Corporate debt securities                          2,673             106                  0               2,779
Marketable equity securities                       3,986              53                784               3,255
---------------------------------------------------------------------------------------------------------------
Total                                            $65,595          $1,320               $784             $66,131
===============================================================================================================

    Increase in Stockholder's Equity:
      (In Whole Dollars)


      Net unrealized gain on Available-for-Sale Securities       $ 535,854
      Less tax effect                                             (312,582)
                                                                 ---------
                                                                 $ 223,272
                                                                 =========

III.  LOAN PORTFOLIO

      The following table shows the Company's amount of loans by category at the end of each of the last five years.


                                                                              At December 31,
---------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                 2002          2001          2000          1999          1998
---------------------------------------------------------------------------------------------------------------------

Commercial, financial and agricultural               $ 30,455      $ 45,238      $ 49,331      $ 46,354      $ 43,777

Real estate - construction and land development        14,078         7,600         8,601         5,014         3,773

Real estate - residential                              90,330        60,936        55,871        52,330        51,220

Real estate - commercial                              122,932       128,888       128,327       127,938       112,913

Consumer                                                6,881        10,643        12,872         9,393         6,477

Nonprofit                                                 293           236         1,036           904             0

Obligations of states and political subdivisions            0            21            61             0             3

Other                                                      43           322            54           116            67
---------------------------------------------------------------------------------------------------------------------

Total Gross Loans                                     265,012       253,884       256,153       242,049       218,230


Allowance for Loan Losses                              (4,854)       (5,484)       (4,776)       (3,766)       (3,569)

Unamortized adjustment to fair value                       (0)           (0)           (9)          (20)          (32)

Unearned Income                                          (342)         (382)         (519)         (594)         (691)
---------------------------------------------------------------------------------------------------------------------

Net Loans                                            $259,816      $248,018      $250,849      $237,669      $213,938
=====================================================================================================================

      The following table shows the maturity distributions and interest rate sensitivity of selected loan categories at December 31, 2002.


                                                  Within      One to Five      After Five
(Dollars in Thousands)                           One Year        Years            Years       Total
----------------------------------------------------------------------------------------------------

Commercial, financial, and agricultural          $23,842        $ 5,217          $1,396      $30,455

Real Estate - construction & land development        258         10,687           3,133       14,078
----------------------------------------------------------------------------------------------------
Total                                            $24,100        $15,904          $4,529      $44,533
====================================================================================================

      The following table shows the amounts, included in the table above, which are due after one year and which have fixed interest rates and adjustable rates:


                                                            Total Due After One Year
---------------------------------------------------------------------------------------------
(Dollars in Thousands)                             Fixed Rate      Adjustable Rate     Total
---------------------------------------------------------------------------------------------

Commercial, financial, and agricultural              $3,841            $ 2,772        $ 6,613

Real Estate - construction & land development         3,459             10,361         13,820
---------------------------------------------------------------------------------------------
Total                                                $7,300            $13,133        $20,433
=============================================================================================

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS


                                                                        December 31,
---------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                               2002       2001        2000        1999        1998

Nonaccrual loans                                     $635      $1,138      $2,415      $1,777      $3,331
Loans 90 days or more past due
  and still accruing                                    8         444         335         248         317
Real estate acquired by foreclosure
  or substantively repossessed                          0           0           0         353       1,026
---------------------------------------------------------------------------------------------------------
Total nonperforming assets                           $643      $1,582      $2,750      $2,378      $4,674
---------------------------------------------------------------------------------------------------------
Restructured debt performing in accordance
  with amended terms, not included above             $166      $  186      $   53      $  518      $  867
---------------------------------------------------------------------------------------------------------

Percentage of nonaccrual loans to total loans        0.24%       0.45%       0.94%       0.73%       1.53%

Percentage of nonaccrual loans, restructured
  loans and real estate acquired by foreclosure
  or substantively repossessed to total assets       0.20%       0.34%       0.64%       0.74%       1.54%

Percentage of allowance for loan losses to
  nonaccrual loans                                 764.20%     481.90%     197.76%     211.92%     107.15%

      Nonaccrual loans include restructured loans of $166,000 at December 31, 2002; $137,000 at December 31, 2001; $153,000 at December 31, 2000; $0
at December 31, 1999; and $0 at December 31, 1998.

      Information with respect to nonaccrual and restructured loans for the past five years ending December 31 is as follows:


                                                                   December 31,
----------------------------------------------------------------------------------------------------
(Dollars in Thousands)                          2002       2001        2000        1999        1998
----------------------------------------------------------------------------------------------------

Nonaccrual loans                                $635      $1,138      $2,415      $1,777      $3,331

Interest income that would have been
  recorded under original terms                 $303      $  109      $  228      $  146      $  318

Interest income recorded during the period      $121      $    6      $   22      $   37      $   37

      Nonperforming assets include nonaccrual loans, loans past due 90 days or more and still accruing, restructured loans not performing in accordance with amended terms, and other real estate acquired through foreclosure. Nonperforming assets as a total decreased to $0.6 Million at year end 2002, from $1.6 Million reported at year end 2001.

      Nonaccrual loans is the largest component of nonperforming assets, and at December 31, 2002, this category decreased by $.5 Million from December 31, 2001. There are no loans greater than $0.2 Million in this category, which is comprised of $0.4 Million of residential mortgages and $0.2 Million of other types of loans.

      Loans that became nonaccrual during the current year amounted to $482,762. Offsetting this increase were receipts of loan payments of $780,329 and loans of $99,990 that were deemed uncollectable and charged off to the Allowance for Loan Losses. There were two nonaccrual status loans that were transferred to accrual status during the year 2002 totaling $105,825.

      The Company places a loan on nonaccrual status when, in the opinion of management, the collectability of the principal and interest becomes doubtful. Generally, when a commercial loan, commercial real estate loan or a residential real estate loan becomes past due 90 days or more, the Company discontinues the accrual of interest and reverses previously accrued interest. The loan remains in the nonaccrual status until the loan is current and six consecutive months of payments are made, then it is reclassified as an accruing loan. When it is determined that the collectability of the loan no longer exists, it is charged off to the Allowance for Loan Losses or, if applicable, any real estate that is collateralizing the loan is acquired through foreclosure, at which time it is categorized as Other Real Estate Owned.

IV.   SUMMARY OF LOAN LOSS EXPERIENCE

      The table below illustrates the changes in the Allowance for Loan Losses for the periods indicated.


-----------------------------------------------------------------------------------------------------
(Dollars in Thousands)                          2002        2001        2000        1999        1998
-----------------------------------------------------------------------------------------------------

Balance at January 1                           $5,484      $4,776      $3,766      $3,569      $3,694
-----------------------------------------------------------------------------------------------------
Charge-offs:
  Commercial                                     (336)        (73)       (194)       (221)         (0)

  Real estate-construction                         (0)         (0)         (0)         (0)         (0)

  Real estate-mortgage                            (20)         (0)        (23)        (23)       (716)

  Installment/Consumer                            (26)        (28)       (138)       (158)        (76)
-----------------------------------------------------------------------------------------------------
                                                 (382)       (101)       (355)       (402)       (792)
-----------------------------------------------------------------------------------------------------
Recoveries:
  Commercial                                       17          14          50          11           8

  Real estate-construction                          0           0           0           0           0

  Real estate-mortgage                             38          29          92          24          43

  Installment/Consumer                              7          16          23          14          16
-----------------------------------------------------------------------------------------------------
                                                   62          59         165          49          67
-----------------------------------------------------------------------------------------------------
Net Charge-offs                                  (320)        (42)       (190)       (353)       (725)
-----------------------------------------------------------------------------------------------------
Provision (benefit) charged to operations        (310)        750       1,200         550         600
-----------------------------------------------------------------------------------------------------
Balance at December 31                         $4,854      $5,484      $4,776      $3,766      $3,569
=====================================================================================================

Allowance for Loan Losses as a percent of
  year end loans                                 1.83%       2.16%       1.86%       1.56%       1.64%

Ratio of net charge-offs to average loans
  outstanding                                   (0.13%)     (0.02%)     (0.08%)     (0.15%)     (0.34%)

      The Allowance for Loan Losses at year end December 31, 2002 was $4,854,388 and $5,484,519, $4,776,360, $3,765,872, and $3,569,282 for years ending 2001, 2000, 1999, and 1998 respectively. The Allowance for Loan Losses as a percent of year end loans was 1.83% in 2002, 2.16% in 2001, 1.86% in 2000, 1.56% in 1999, and 1.64% in 1998.

      The level of the Allowance for Loan Losses is reviewed by management on an ongoing basis and encompasses several factors to evaluate the risk inherent in the loan portfolio. These factors include but are not limited to growth in the loan portfolio, risk characteristics of the types of loans in the portfolio, current economic conditions in the market area, trends in loan delinquencies and charge-offs, the value of underlying collateral securing loans, and other external and internal factors.

      During 2002, the implementation of an intensive process for evaluating loan loss provisions and the adequacy of the Allowance for Loan Losses took into account net charged off loans, a reduction in higher credit risk weighted loans such as commercial and industrial, commercial real estate, and consumer loans that resulted in a lower Allowance for Loan Loss requirement. This reduction in higher credit risk weighted loans resulted in no addition to the loan loss provision for 2002 and a recovery of $310,000 from 2001 provisions, as loan growth during 2002 was generally in lower credit risk weighted one-four family residential loans, including home equity loans.

      Management's assessment of the adequacy of the Allowance for Loan Losses is reviewed by regulatory agencies, the Company's independent accountants, and outside loan review consultants.

      The Company's provision for loan losses was a benefit to earnings in 2002 of $310,000.. Prior years' provisions were $750,000, $1,200,000,
$550,000 and $600,000 for years ending 2001, 2000, 1999, and 1998 respectively. In 2002, the Company realized recoveries of previously charged-off loans of $62,000. Recoveries recorded in previous years were $59,000, $165,000, $49,000, and $67,000 in 2001, 2000, 1999, and 1998
respectively.

      The table below shows an allocation of the allowance for loan losses as of the end of each of the last five years.

                 ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES


                   December 31, 2002      December 31, 2001      December 31, 2000      December 31, 1999      December 31, 1998
---------------------------------------------------------------------------------------------------------------------------------
                          Percent of             Percent of             Percent of             Percent of             Percent of
                           Loans in               Loans in               Loans in               Loans in               Loans in
                             Each                   Each                   Each                   Each                   Each
                          Category to            Category to            Category to            Category to            Category to
                 Amount   Total Loans   Amount   Total Loans   Amount   Total Loans   Amount   Total Loans   Amount   Total Loans
---------------------------------------------------------------------------------------------------------------------------------
                                                           (Dollars in Thousands)

Commercial(5)   $1,155(1)   11.60%     $1,629(1)   17.91%     $1,466(1)   19.66%     $1,356(1)   19.52%     $1,249(1)    20.06%
Real estate
 Construction       70       5.31%         41       2.99%         47       3.36%         34       2.07%         27        1.73%
Real estate
 Mortgage        3,465(2)   80.48%      3,585(2)   74.77%      2,970(2)   71.91%      1,924(2)   74.48%      1,964(2)    75.21%
Consumer(3)        164(4)    2.61%        229(4)    4.33%        293(4)    5.07%        452(4)    3.93%        329(4)     3.00%
-------------------------------------------------------------------------------------------------------------------------------
                $4,854     100.00%     $5,484     100.00%     $4,776     100.00%     $3,766     100.00%     $3,569      100.00%
==============================================================================================================================

--------------------
<F1>  Includes amounts specifically reserved for impaired loans of
      $412,761 as of December 31, 2002, $780,029 as of December 31, 2001,
      $281,248 as of December 31, 2000, $234,205 as of December 31, 1999
      and $128,207 as of December 31, 1998, as required by Financial Accounting Standard No. 114, Accounting for Impairment of Loans.
<F2>  Includes amounts specifically reserved for impaired loans of
      $34,757  as of December 31, 2002, $413,663 as of December 31, 2001,
      $132,911 as of December 31, 2000, $147,884 as of December 31, 1999, and
      $187,554 as of December 31, 1998, as required by Financial Accounting Standard No. 114, Accounting for Impairment of Loans.
<F3>  Includes consumer, obligations of states and political subdivisions and other.
<F4>  Includes amounts specifically reserved for impaired loans of $29,606 as of December 31, 2002, $1,632 as of December 31, 2001, $10,398 as of
      December 31, 2000, $39,241 as of December 31, 1999 and $9,126 as of
      December 31, 1998 as required by Financial Accounting Standard No. 114, Accounting for Impairment of Loans
<F5>  Includes commercial, financial, agricultural and nonprofit.

      The composition of the loan portfolio has become more diversified through 2002, resulting in a lesser degree of credit risk, and therefore a reduction in the allowance for loan losses maintained to cover estimated losses in the loan portfolio.

      The loan portfolio's largest segment of loans is still commercial real estate loans, which represent 46% of gross loans compared to 51% in 2001. Residential real estate loans represent 34% of gross loans in 2002 compared to 24% at December 31, 2001. The Company requires a loan to value ratio of 80% in both commercial and residential mortgages. These mortgages are secured by real properties which have a readily ascertainable value.

      Real estate residential loans are both loans secured by one-to-four family property and home equity loans. Home equity loans are generally revolving lines of credit and are typically secured by second mortgages on one-to-four family owner-occupied properties.

      Generally, commercial real estate loans have a higher degree of credit risk than residential real estate loans because they depend primarily on the success of the business. When granting these loans, the Company evaluates the financial condition of the borrower(s), the location of the real estate, the quality of management, and general economic and competitive conditions.
 When granting a residential
mortgage, the Company reviews the borrower(s) repayment history on past debts, and assesses the borrower(s) ability to meet existing obligations and payments on the proposed loans.

      Real estate construction loans comprise of both residential and commercial construction loans throughout our market area.

      Commercial loans consist of loans predominantly collateralized by inventory, furniture and fixtures, and accounts receivable. In assessing the collateral for this type of loan, management applies a 50% liquidation value to inventories; 25% to furniture, fixtures and equipment; and 70% to accounts receivable less than 90 days of invoice date. Commercial loans represent 11% of the loan portfolio as of December 31, 2002, compared to 18% as of December 31, 2001.

      Consumer loans are both secured and unsecured borrowings and represent only 3% of the total loan portfolio. These loans have a higher degree of risk than residential mortgage loans. The underlying collateral of a secured consumer loan tends to depreciate in value. Consumer loans are typically made based on the borrower's ability to repay the loan through continued financial stability. The Company endeavors to minimize risk by reviewing the borrower's repayment history on past debts, and assessing the borrower's ability to meet existing obligations on the proposed loans.

      Total loan charge-offs in 2002 amounted to $382,000, when compared to losses of $101,000 in 2001, $355,000 in 2000, $402,000 in 1999, and $792,000
in 1998. The real estate-mortgage category incurred a loss of $20,000 in 2002 compared to no losses in 2001, $23,000 in 2000, $23,000 in 1999, and
$716,000 in 1998.

V.    DEPOSITS

      Deposits are obtained from individuals and from small and medium sized businesses in the local market area. The Bank also attracts deposits from municipalities and other government agencies. The Bank does not solicit or accept brokered deposits.

      The following table sets forth the average amount and the average rate paid on deposits for the periods indicated.


                                             2002                2001                2000
-----------------------------------------------------------------------------------------------
                                      Average   Average   Average   Average   Average   Average
(Dollars in Thousands)                Balance    Rate     Balance    Rate     Balance    Rate
-----------------------------------------------------------------------------------------------

Noninterest-bearing Demand
  Deposits                            $ 69,787    0.00%   $ 64,549    0.00%   $ 58,588    0.00%
Interest-bearing Demand Deposits        42,259    0.82      37,834    1.85      37,785    3.13
Savings Deposits                        62,078    0.92      53,613    1.64      50,210    2.00
Money Market Deposits                    9,250    0.26       9,415    1.27      10,607    1.64
  Time Deposits
  $100,000 or More                      32,384    3.45      34,483    5.21      31,689    4.85
Other Time Deposits                    124,974    3.72     141,698    5.53     138,637    5.78
----------------------------------------------------------------------------------------------
Totals                                $340,732    1.97%   $341,592    3.32%   $327,516    3.64%
==============================================================================================

      As of December 31, 2002, time certificates of deposit in amounts of $100,000 or more had the following maturities:


                                               (Dollars in Thousands)

      Three months or less                            $12,385
      Over three months through six months              7,046
      Over six months through twelve months             6,464
      Twelve months and over                            2,020
                                                      -------
                                                      $27,915
                                                      =======

VI.   RETURNS ON EQUITY AND ASSETS

      The following table shows consolidated operating and capital ratios of the Company for each of the last three years:


                                       Year Ended December 31,
                                    2002        2001        2000
                                   ------------------------------

      Return on Average Assets      0.74%       0.81%       1.09%

      Return on Average Equity      7.45%       9.04%      12.92%

      Dividend Payout Ratio        47.50%      52.63%      36.84%

      Equity to Assets Ratio        9.94%       9.00%       8.45%

VII.  SHORT TERM BORROWINGS

      The following table shows the Company's short-term borrowings at the end of each of the last three years, the maximum amount of borrowings and the average amounts outstanding as well as weighted average interest rates for the last three years.


(Dollars in Thousands)                               2002         2001         2000
------------------------------------------------------------------------------------

Balance at December 31                              $    0       $  465       $1,200

Maximum Amount Outstanding at Any Month's End       $1,222       $1,237       $1,220

Average Amount Outstanding During the Year          $  484       $  706       $  723

Weighted Average Interest Rate During the Year        1.69%        4.03%        7.07%

      The Bank has the ability to borrow funds from correspondent banks and the Federal Home Loan Bank, as well as the Federal Reserve Bank of Boston, by pledging various investment securities as collateral. The Company did not borrow during 2002 or 2001 to meet short-term liquidity needs. Tax payments made by our customers, which are owed to the Federal Reserve Bank Treasury Tax and Loan account, are classified as other borrowed funds. There is also $19,185,338 in borrowings from the Federal Home Loan Bank as of December 31, 2002 which represent the match funding program that is available to qualified borrowers. These borrowings totaled $16,983,087 at year end 2001.

Accounting for Deferred Income Taxes
------------------------------------

      The net deferred tax asset at year end 2002 was $1,849,723. The amount of taxable income required to be generated to fully realize such net deferred tax asset will be approximately $7.2 Million. The taxable income earned by the Company in 2002 was $4,099,735.

                                   ITEM 2
                                 PROPERTIES

      The main office of the Bank is located at 100 Slade's Ferry Avenue, Somerset, Massachusetts at the junctions of U.S. Routes 6, 138, and 103. The Bank has eleven additional branches located in Fairhaven, Fall River, New Bedford, Seekonk, Somerset and Swansea, Massachusetts, and a Loan Production Office in Warwick, Rhode Island. As of December 31, 2002, the following Bank properties are owned through the Bank's subsidiary, the Slade's Ferry Realty Trust:


                          Location                                       Sq. Footage
                          --------                                       -----------

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

Loan Production Office    188 Airport Road            Warwick, RI              600
(Expires 2003)

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

                                   ITEM 3

                              LEGAL PROCEEDINGS

      The Company is not currently a party to any material pending legal proceedings; however, see Note 11 - Commitments and Contingent Liabilities of the Consolidated Financial Statements, Page F-23.

                                   ITEM 4

             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter of 2002, no matters were submitted to a vote of stockholders of the Company.

                                   PART II

                                   ITEM 5

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

      The Company's common stock is listed in the NASDAQ Small Cap Market under the symbol SFBC. The following table sets forth the range of high and low bids as reported for the NASDAQ Small Cap Market by quarters for the two-year period ended December 31, 2002.


                       2002                  2001
-------------------------------------------------------
                  High       Low        High       Low
-------------------------------------------------------

1st Quarter      15.40      13.55      10.00       8.81
-------------------------------------------------------
2nd Quarter      15.35      13.81      11.90       9.00
-------------------------------------------------------
3rd Quarter      15.00      13.05      13.75      10.26
-------------------------------------------------------
4th Quarter      13.74      11.66      14.00      11.10
-------------------------------------------------------

Dividends - History and Policy

      The Company, since its inception in 1990 and prior thereto the Bank, has consistently paid dividends to stockholders since 1961. The Company paid four quarterly cash dividends of $.09 per share for a total of $.36 per share paid in 2002. The Company paid a quarterly cash dividend of $.08 per share in the first quarter of 2001, and then increased the cash dividend to $.09 per share for the remaining quarters. In addition, an extra cash dividend of $.09 per share was paid in December 2001 for a total of $.44 per share paid in 2001.

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

                                   ITEM 6
                           SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the last five years.


                                                                            Year Ended December 31,
---------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands Except per Share Data)        2002            2001            2000            1999            1998
---------------------------------------------------------------------------------------------------------------------------

EARNINGS DATA
   Interest Income                               $   22,037      $   27,324      $   28,186      $   25,553      $   24,306
   Interest Expense                                   7,928          12,327          12,699          10,754          10,711
   Net Interest Income                               14,109          14,997          15,487          14,799          13,595
   Provision (Benefit) for Loan Losses                 (310)            750           1,200             550             600
   Noninterest Income                                 2,533           1,769           1,857           2,086           1,568
   Noninterest Expense                               12,852          11,408          10,206          10,556           8,984
   Income Before Income Taxes                         4,100           4,608           5,938           5,779           5,579
   Applicable Income Taxes                            1,134           1,398           1,864           1,923           2,216
   Net Income                                         2,966           3,210           4,074           3,856           3,363

PER SHARE DATA (1)
   Net Income-Basic                              $     0.76      $     0.84      $     1.09      $    1.060      $    0.940
   Net Income-Diluted                            $     0.75      $     0.84      $     1.09      $    1.050      $    0.940
   Cash Dividends                                $     0.36      $     0.44      $     0.40      $    0.358      $    0.265
   Book Value (at end of period)                 $    10.45      $     9.94      $     9.41      $    8.567      $    8.200
   Avg. Shs. Outstanding                          3,908,901       3,830,575       3,743,138       3,650,275       3,572,329
   Shares Outstanding Year End                    3,937,763       3,869,924       3,789,503       3,520,409       3,446,413

BALANCE SHEET DATA
   Assets                                        $  398,375      $  394,761      $  388,619      $  358,121      $  340,355
   Loans                                            265,012         253,884         256,153         242,049         218,230
   Unearned Discount                                    342             382             519             594             691
   Allowance for Loan Losses                          4,854           5,484           4,776           3,766           3,569
   Loans, Net                                       259,816         248,018         250,849         237,669         213,938
   Goodwill                                           2,173           2,173           2,400           2,627           2,854
   Investments                                       80,618          96,401          88,109          81,806          79,978
   Deposits                                         335,633         337,043         337,001         316,431         303,786
   Stockholders' Equity                              41,167          38,466          35,674          31,664          29,707

FINANCIAL RATIOS
   Net Yield on Interest Earning Assets (2)            3.89%           4.18%           4.58%           4.71%           4.70%
   Net Interest Spread (2)                             3.30            3.34            3.75            3.99            3.91
   Net Income as a Percentage of
     Average Assets                                    0.74            0.81            1.09            1.11            1.06
     Average Equity                                    7.45            9.04           12.92           12.56           11.98
   Dividend Payout Ratio                              47.50           52.63           36.84           34.36           28.54
   Average Equity to
     Average Assets                                    9.94            9.00            8.45            8.85            8.86

--------------------
<F1>  Earnings per share are computed based on the average number of shares of common stock outstanding during the year. On January 12, 1998, the Company declared a 5% stock dividend mailed to stockholders on February 11, 1998. On January 10, 2000, the Company declared a 5% stock dividend mailed to stockholders on February 9, 2000. Per share data has been restated to reflect the effect of the stock splits and the stock dividends.
<F2>  Calculated on a fully taxable equivalent basis.

                                   ITEM 7

MANAGEMENT'S DISCUSSION AND ANALYSIS

      The purpose of Management's Discussion and Analysis is to focus on certain significant factors which have affected the Company's operating results and financial condition, and to provide stockholders a more comprehensive review of the figures contained in the financial data of this report.

Forward-looking Statements
--------------------------

      This Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the strength of the company's capital and asset quality. Other such statements may be identified by words such as "believes," "will," "expects," "project," "may," "developments," "strategic," "launching," "opportunities," "anticipates," "estimates," "intends," "plans," "targets" and similar expressions. These statements are based upon the current beliefs and expectations of Slade's Ferry Bancorp's management and are subject to significant risks and uncertainties. Actual results may differ materially from those set forth in the forward-looking statements as a result of numerous factors.

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

2002 Items of Significance

   * In 2002, Slade's Ferry Bancorp recorded net income of $2,965,552 or $0.75 per share on a diluted basis compared to $3,210,253 or $0.84 per share on a diluted basis in 2001. This represents a decrease of $244,701 or 7.6% in net income and $0.09 or 10.71% per share on a diluted basis between 2002 and 2001.

   * Return on average equity for 2002 was 7.45%, down by 1.59% when compared to 9.04% reported in 2001. Return on average assets for 2002 was .74%, down by .07% when compared to .81% reported in 2001.

   * Book value of the Company's common stock increased to $10.45 in 2002 from $9.94 reported in 2001 and $9.41 reported in 2000.

RESULTS OF OPERATIONS

      Net interest income, which is the difference between interest and dividend income earned on earning assets and interest paid on interest-bearing liabilities is the main contributor to net income. Increases or decreases in interest rates due to economic conditions affect the yields earned on loans and investments and the cost of deposits and borrowings required to fund these earning assets. On a fully tax equivalent basis, our net interest income was $14.3 Million in 2002, $15.2 Million in 2001, and $15.7 Million in 2000. Although we had growth of $3.4 Million in average earning assets from $365.0 Million in 2001 to $368.4 Million in 2002, the historical low interest rate environment throughout 2002 continues to compress our net interest margins, as loans and investments reprice at lower interest rates due to refinancing opportunities and prepayments. Average earning assets produced a fully taxable equivalent yield of 6.04% in 2002, compared to 7.55% in 2001, and 8.26% in 2000.

      The loan portfolio, which generally generates higher interest yields than our investment portfolio represented 63.54% of average assets in 2002, compared to 63.70% in 2001, and 66.65% in 2000. Although average loans remained flat on average from 2001 to 2002, total actual gross loans increased by $11.1 Million from $253.9 Million as of December 31, 2001, to $265.0 Million as of December 31, 2002. This increase occurred during the last quarter of 2002 due to the Bank's aggressive solicitation of both residential mortgages and home equity loan products.

      Partially offsetting the decrease in the earning asset yield of 1.51% from 7.55% as of December 31, 2001 to 6.04% as of year end 2002, was a reduction of 1.47% in the cost funding the earning assets from 4.21% as of year end 2001 to 2.74% as of year end 2002. The decrease in the cost of funds in 2002 reflects the low interest rate environment and the repricing of certificates of deposit and other deposit products at lower rates.

      The net interest spread, representing the difference between the weighted average yield earned on our assets and the weighted average cost of interest-bearing liabilities decreased to 3.30% in 2002 from 3.34% in 2001 and 3.75% reported in 2000.

      Net yield on earning assets, which represents net interest income as a percentage of average earning assets decreased to 3.89% in 2002 from 4.18% in 2001 and 4.58% in 2000. As our earning assets repriced to lower interest rates at a faster pace than our interest-bearing liabilities, our earnings were negatively impacted as a direct result of decreasing interest margins.

      The Company provides for loan losses to maintain the Allowance for Loan Losses at a level that management believes to be adequate to absorb future charge-offs of loans deemed uncollectable. As previously stated, during 2002 the implementation of an intensive process for evaluating loan loss provision and adequacy of the Allowance for Loan Losses resulted in no addition to the provision for loan losses during 2002 and a recovery of $310,000 from 2001 provisions. As the composition of our loan portfolio gradually changed from higher credit risk weighted loans, such as commercial real estate and commercial and industrial, to residential and home equity loans requiring less credit risk weight and reserve allowance. The Bank's provision for 2002 was a benefit to earnings of $310,000, compared to expense provisions of $750,000 recorded in 2001 and $1,200,000 in 2000.

      Total Other Income for 2002 increased by $763,285 or 43.1% to $2,532,817 from $1,769,532 recorded during 2001. Service charges on deposit accounts decreased slightly in 2002 to $551,060 when compared to $561,370 in 2001 and $564,444 in 2000. These decreases are primarily due to a lower amount of service charges being realized on demand deposit accounts, as a result of higher levels of compensating balances maintained in the business checking account category and free consumer deposit products being offered.

      Gains on sales and calls of available-for-sale securities increased by $610,898, from $14,934 recorded as of December 31, 2001 to $625,832 as of
December 31, 2002. The gain recorded in 2000 was $333,581. During 2002, the Bank incurred significant writedowns on equity securities totaling $1.2 Million. For tax planning purposes, asset liability management and liquidity, the Company determined to sell various debt securities and realize gains to partially offset the writedown loss.

      Gains on the sale of other real estate owned (OREO) is a result of sales of real estate acquired through the foreclosure process. In 2002 and 2001, the Bank had no other real estate owned. The Bank realized a gain on the sale of OREO of $49,758 recognized in 2000.

      Increase in cash surrender value of life insurance policies associated with both the Directors' Life Insurance and Executive Officers' Life Insurance increased by $92,197 from $351,023 reported as of year end 2001 to $443,220 in 2002. This increase is due to an annual increase in the cash surrender value of these policies. Purchase of policies in 2002 for executives totaled $1,610,000, which generated additional earnings. The purchase of $1.7 Million in Bank Owned Life Insurance for Directors originated in 1998 and in 2000, approximately $5.0 Million was purchased for Executives.

      The line item Other Income represents income earned on safe deposit box rentals, checkbook printing revenue, exchange and commission fees, recoveries of previously recorded losses relating to check fraud, and customer investment commission fees, and ATM card usage.

      Total Other Expense increased by $1,443,415 to $12,851,802, when compared to $11,408,387 recorded in 2001. Total Other Expense was $10,255,640 in 2000. Salaries and Employee Benefits, which is the largest component of this category, increased by $243,987 to $7,368,364, up from $7,124,377 recorded in 2001. In 2000, Salaries and Benefits were $6,070,057.
 These increased expenses in 2002 were due to general wage adjustments, staff additions, the hiring of a new Chief Executive Officer (CEO), and expenses associated with a severance agreement entered into with the former CEO upon his early retirement. Occupancy and Equipment Expense combined totaled $1,323,413 in 2002, down by $103,442 when compared to $1,426,855 reported in 2001.  Occupance and Equipment Expense was $1,390,355 in 2000.

      Costs associated with stationery and supplies were $276,824 in 2002, an increase of $35,638 when compared to $241,186 in 2001. These same costs were $224,501 in 2000.

      Professional fees associated with legal, audit, collection and repossession, and consultant expenses increased by $184,356, from $364,680 in 2001 to $549,036 in 2002. These expenses in 2000 were $385,079. The increase in 2002 is related to consultant services provided by the new CEO prior to her official election, and human resource, investment advisory, strategy planning and asset liability management consultants. Also, additional professional services were provided in the search for a new CEO.

      Marketing Expenses attributed to advertising, business development, and public relations decreased by $66,277, from $421,480 in 2001 to $355,203
in 2002.  Marketing Expense in 2000 was $556,960.   As we continue to
promote and develop the Bank in our market areas, we attempt to control cost as much as possible.

      The assessment for F.D.I.C. deposit insurance decreased by $2,190 in 2002, from $160,305 in 2001 to $158,115. In 2000, this cost was $63,684.

      The Bank incurred total writedown charges of $1,240,868 on certain equity securities during 2002. During the third quarter of 2002, the Company determined that with a very volatile, uncertain stock market, equity securities with significant declines in fair market value would be written down to fair market value and sold. In addition, writedown charges were incurred on certain publicly-traded securities whose decline in fair market value was other than temporary and deemed impaired. In writing down these equity securities to fair market value and recognizing capital losses, the Company took advantage of tax benefits derived by offsetting this year's capital losses against current and previous years' capital gains.

      There were no security writedowns in 2001 or 2000. Management reviews and monitors security valuations and impairment issues at least on a quarterly basis to determine if declines in market values are other than temporary.

      The following table sets forth the components of the line item Other Expense.


                                      2002            2001            2000
-----------------------------------------------------------------------------

Amortization of
 Goodwill                          $        0      $  226,800      $  226,800

Communications                        322,020         326,234         308,636

Other Real Estate Owned Expense             0               0          38,000

Committee Fees                        212,250         190,900         189,350

Other Various Expense               1,045,709         925,570         802,218
-----------------------------------------------------------------------------
Other Expense Total                $1,579,979      $1,669,504      $1,565,004
=============================================================================

      Goodwill arising from the acquisition of Fairbank, Inc. has been amortized on a straight-line basis over a period of fifteen years. The amortization of goodwill discontinued upon the adoption of Statement of Financial Accounting Standards No. 142 effective January 1, 2002, which requires that goodwill no longer be amortized, but instead be reviewed and tested for impairment on an annual basis. In accordance with the accounting standard, the Company tested its goodwill for impairment as of January 1, 2002 and December 31, 2002. The Company determined that its goodwill as of those dates was not impaired.

      Communications Expense decreased by $4,214 in 2002. This expense was $326,234 and $308,636 respectively for 2001 and 2000.

      Since the Bank had no Other Real Estate Owned during 2002, and 2001, no
expenses relating to this property were incurred.   In 2000, expenses
incurred to sell other real estate owned was $38,000.

      Committee fees increased by $21,350 from $190,900 reported in 2001 to $212,250 in 2002. This expense in 2000 was $189,350. Additional committee meetings were necessary during 2002 while interviewing candidates for the CEO position.

      Other Various Expenses increased by $120,139 in 2002 from $925,570 reported in 2001 to $1,045,709. This expense in 2000 was $802,218.

      Income before income taxes totaled $4,099,735 as of year-end 2002, a decrease of $508,550 when compared to $4,608,285 reported as of December 31, 2001. Applicable taxes decreased by $263,849 to $1,134,183 when compared to $1,398,032 reported in the prior year.

      The Company's net earnings were $2,965,552, $3,210,253, and $4,074,439 for 2002, 2001, and 2000 respectively. Diluted earnings per share were $.75 for twelve months ending December 31, 2002 compared to $.84 for the same period in 2001.

      The Massachusetts Department of Revenue ("DOR") has issued Notices of Intent to assess additional state excise taxes to several financial institutions in the Commonwealth that have established real estate investment trusts ("REIT") in their corporate structure. The DOR contends that dividends received by banks from REIT subsidiaries are fully taxable in Massachusetts. The Company believes that the Massachusetts statute that provides for the dividend-received deduction of 95% of certain dividend distributions applies to dividends that have been made to banks by their subsidiary. Slade's Ferry Trust Company formed a REIT subsidiary in 1999, Slade's Ferry Preferred Capital Corporation. The Bank received a notice from the DOR dated November 6, 2002 pertaining to tax year filings of 1999, 2000, and 2001. This notice assessed additional state excise taxes and interest due of $1,659,449. The Company has not recorded any expense for this notice in its financial statements at this time, and the Company intends to vigorously appeal any and all assessments.

      In a matter that may affect the assessment described above, on March 5, 2003, the Commonwealth of Massachusetts enacted tax legislation that imposes taxes on the Bank for the above described dividends paid by the Bank's REIT to the Bank. The new tax, including interest, for the Bank is approximately $1,971,000 covering the years ending 1999, 2000, 2001, and 2002. The Company will expense this amount in its financial statements for the quarter ending March 31, 2003, net of the tax benefit of approximately $686,000. The Company believes the legislation will be challenged, especially the retroactive provisions, on the constitutional and other grounds. The Company would support such a challenge and otherwise intends to defend vigorously its position.

Unaudited Quarterly Financial Summary


(Dollars in Thousands)
---------------------------------------------------------------------------------
                         March 31      June 30      September 30      December 31
---------------------------------------------------------------------------------

   2002:
   Revenues               $6,250       $5,991          $6,534           $5,795
   Operating Income        1,078           (8)          1,588            1,442
   Net Income                782           57           1,251              876
   Earnings per share
     Basic                $ 0.20       $ 0.01          $ 0.32           $ 0.23
     Diluted              $ 0.20       $ 0.01          $ 0.32           $ 0.22

   2001:
   Revenues               $7,619       $7,349          $7,375           $6,751
   Operating Income        1,259        1,002           1,214            1,133
   Net Income                869          715             832              794
   Earnings per share
     Basic                $ 0.23       $ 0.19          $ 0.22           $ 0.20
     Diluted              $ 0.23       $ 0.19          $ 0.22           $ 0.20

FINANCIAL CONDITION

Loans

      The composition of our loan portfolio has changed since December 31, 2001.Loan demand for residential real estate and home equity loans increased during 2002 as new and existing homeowners took advantage of the lower interest rates. During the fourth quarter of 2002, the Bank aggressively solicited both residential and home equity loans resulting in a year end net increase in loans of 11.1%, from $253.9 Million as of December 31, 2001 to $265.0 reported for the same period in 2002. New commercial loan commitments decreased due to the uncertainty of the economy and focused on refinancing existing debt to lower rates. The largest segment of the loan portfolio is commercial real estate loans representing 46% of total loans compared to 51% as of December 31, 2001. These loans are collateralized by various types of commercial properties, without any predominate type of property nor concentration of credit in any one industry. The properties consist of apartment complexes, medical centers, strip malls, factories with multiple tenants, and retail office units located in the Bank's market area extending throughout Southeastern Massachusetts and nearby cities and towns in Rhode Island. Commercial real estate loans generally have a higher degree of credit risk than residential real estate loans because they are predominately dependent on the success of the business. The Bank adheres to a credit criteria policy that strives to maintain the quality of the loan portfolio. The process of granting a commercial loan consists of an independent analysis of the financial condition of the borrower and the business entity by the Bank's credit risk division. In turn, the borrowing request is further evaluated by the Loan Committee and all loans in excess of $250,000 are submitted to the Executive Committee of the Board of Directors for final approval before the loan is granted. Periodically, during the life of the loan, analysis of financial statements of the business is performed to determine if there are any weaknesses or negative trends developing, and if so, contact with the borrower is made to ascertain the cause and what remedial action is planned.

      Another component in the loan portfolio is residential real estate and home equity loans, which accounts for 34% of the loan portfolio and is comprised of first mortgages on one to four family properties and second mortgages. These loan types were 24% of the loan portfolio as of December 31, 2001. Credit is granted based on income to debt ratio, a satisfactory credit report and the appraised value of the property. The Bank also provides a program to encourage home ownership for first-time homebuyers.

      Other types of loans total 20% of the portfolio and are comprised of commercial and industrial loans which are generally short-term loans to finance business inventory, consumer credit installment loans, automobile financing, nonprofit and real estate construction loans.

Investments
-----------

      The investment portfolio represents the second largest component of the Company's assets and consists of securities in the Available-for-Sale category and securities in the Held-to-Maturity category. The designation of which category the security is to be classified as is determined at the time of the purchase of the investment instrument. Securities in the Available-for-Sale category are securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. These securities may be sold in response to interest rate changes, liquidity needs or other factors. Any unrecognized gain or loss, net of taxes for the Available-for Sale securities, is reflected in Stockholders Equity as a separate component.

      The Available-for-Sale category at December 31, 2002 had net unrecognized gains of $535,854 of which $1,266,775 in unrecognized gains, net are attributed to securities of U.S. Treasury, other U.S. Government corporations and agencies, mortgage-backed securities and corporate debt securities, and $730,921 in unrecognized losses, net are attributable to marketable equity securities.

      Securities of U.S. Treasury, U.S. Government corporations and agencies, and mortgage-backed securities have little or no credit risk, other than being sensitive to changes in interest rates; and if held to maturity, these securities will mature at par. The Company amortizes premiums and accretes discounts over the life of the security.

      Marketable equity securities, however, have a greater risk as they are subject to rapid market fluctuations. These securities are constantly monitored and evaluated to determine their suitability for sale or retention in the portfolio. Management minimizes its risk by limiting the total amount invested into marketable equity securities to 6.5% of the total investment portfolio. At December 31, 2002, the amount invested in marketable equity securities at amortized cost was 5.0% of the total investment portfolio distributed over various business sectors.

      The Held-to-Maturity category consists predominately of securities issued by states of the United States and political subdivisions of states.
 The Company has the positive intent and ability to hold these securities to maturity. In managing the Held-to-Maturity portfolio, the Company seeks to maximize its return and maintain consistency to meet short and long term liquidity forecasts by purchasing securities with maturities laddered within a short-term period of 1-3 years, a mid-term period of 3-5 years, and some securities extending out to 10 to 15 years. The Company does not purchase investments with off-balance sheet characteristics, such as swaps, options, futures, and other hedging activities that are called derivatives. The main objective of the investment policy is to provide adequate liquidity to meet reasonable declines in deposits and any anticipated increases in the loan portfolio, to provide safety of principal and interest, to generate earnings adequate to provide a stable income and to fit within the overall asset/liability management objectives of the Company.

Deposits and Other Liabilities

      Total deposits remained flat through most of 2002. Certificates of deposit (term deposits) is the largest component of interest-bearing deposits with maturities extending out to a maximum of three years. Total interest-bearing deposits decreased by approximately $8.4 Million from $271.7 Million to $263.3 Million. Due to the significant decrease in short-term rates over the last twelve months, customers are attempting to find better yielding alternative investments. Offsetting this decrease in interest-bearing deposits was an increase of $7.0 Million in noninterest bearing deposits.

      The Bank is a member of the Federal Home Loan Bank (FHLB) and borrows funds secured by residential mortgage loans and other assets. This borrowing mechanism enables the Bank to match-fund loans to commercial borrowers who meet certain credit and deposit requirements. At December 31, 2002, the Bank had $19.2 Million of loans match-funded with FHLB compared to $17.0 Million at year end 2001.

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

      A positive gap results when more assets than liabilities are expected to reprice within a certain time frame, and a negative gap reflects an excess of liabilities repricing in that period. A positive gap would tend to increase net interest income when rates are rising and decrease net interest income when rates are falling. A negative gap position would tend to produce the opposite effect. At December 31, 2002, for the period from 0 days to 2 years, the Company has a cumulative negative gap position of $4.4 Million. This equates to a percentage of total assets of a negative 1.12% which is within the specific target for interest rate sensitivity established by the Company. The negative gap occurs as a result of the amount of deposits that are subject to repricing during this time period.

      In addition to the GAP report, the Company also uses an analysis to measure the exposure of net interest income to changes in interest rates over a relatively short (i.e., 12 months) time frame. The analysis projects future interest income and interest expense from the Company's interest-earning assets and interest-bearing liabilities. Depending on the GAP position, the Company's policy limit on interest rate risk specifies that if interest rates were to change up 300 basis points or down 100 basis points, estimated net interest income for the next twelve months would not decline by more than ten percent.

      The following table reflects the Company's estimated exposure as a percentage and the dollar impact of estimated net interest income for the next twelve months, assuming an immediate change in interest rates:


                     Estimated Exposure as a Percentage
     Rate Change          of Net Interest Income
   (Basis Points)            December 31, 2002              Dollar Impact
-------------------------------------------------------------------------

       +300                       (6.55%)                     ($965,000)
       -100                       (2.30%)                     ($338,000)

      The model used to monitor earnings-at-risk provides management a measurement tool to assess the effect of changes in interest rates on the Company's current and future earnings. The 10% limit established by the Company provides an internal tolerance level to control interest rate risk exposure.

Nonperforming Assets
--------------------

      The Company considers nonaccrual loans, loans past due 90 days or more but still accruing, restructured loans not performing in accordance with amended terms, and real estate acquired through foreclosure as nonperforming assets. Nonperforming assets as a total decreased to $0.6 Million at year end 2002, from $1.6 Million reported at year end 2001. At year end 2000, nonperforming assets totaled $2.8 Million.

      Nonaccrual loans is the largest component of nonperforming assets, and at December 31, 2002, this category decreased to $0.6 Million from $1.1 Million reported at end of previous year.

      The Company places a loan on nonaccrual status when, in the opinion of management, the collectability of the principal and interest becomes doubtful. Generally, when a commercial loan or a commercial real estate loan becomes past due 90 days or more, or a residential real estate loan becomes past due 120 days or more, the Company discontinues the accrual of interest and reverses previously accrued interest. The loan remains in the nonaccrual status until the loan is current and six months of payments are made. Then it is reclassified as an accruing loan.

      If it is determined that collectability of the loan no longer exists, the loan is charged-off to the Allowance for Loan Losses, or if applicable, any real estate collateralizing the loan is acquired through foreclosure and categorized as Other Real Estate Owned.

      Loans 90 days or more past due but still accruing decreased to $7,700 at year end 2002 from $444,000 reported at year end 2001. Management continues to accrue on these loans due to the excess values of collateral securing these loans compared to their outstanding balances.

      There was no real estate acquired by foreclosure or substantively repossessed at December 31, 2002 and at the end of the prior year.

      The percentage of nonaccrual loans to total loans decreased from the prior year due to the decrease of loans in the nonaccrual category and the decline of the loan portfolio. In addition, the percentage of nonaccrual loans, restructured loans and real estate acquired by foreclosure to total assets decreased as result of increased asset levels. The $166,000 of restructured loans represents one borrower where the original loan term was amended and payments are current under the amended terms.

      Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" applies to all loans except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, loans measured at fair value or at a lower of cost or fair value, leases, and debt securities as defined in Statement 115. Statement 114 requires that impaired loans be valued at the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's obtainable market value, or the fair value of the collateral if the loan is collateral dependent. Smaller-balance homogeneous loans are considered by the Company to include residential loans, consumer loans, and credit card loans.

      At December 31, 2002, there were $2,497,626 in loans which the Company has determined to be impaired, of which $2,497,626 have a related allowance for credit losses of $477,124. As of December 31, 2001, the recorded investment in impaired loans was $7,521,689, of which $7,461,437 have a related allowance for credit losses of $1,195,324. The increase during 2001 was primarily due to the addition to impairment of two loans totaling approximately $4,700,000, which have related credit loss allowances. Management is not aware of any other loans that pose a potential credit risk or where the loans are current but the borrowers are experiencing financial difficulty.

Allowance for Loan Losses
-------------------------

      The table below illustrates the changes in the Allowance for Loan Losses for the periods indicated.


--------------------------------------------------------------------------------------------------
(Dollars In Thousands)                   2002         2001         2000         1999         1998
--------------------------------------------------------------------------------------------------

Balance at January 1                   $ 5,484      $ 4,776      $ 3,766      $ 3,569      $ 3,694
                                       -----------------------------------------------------------
Charge Offs:
   Commercial                             (336)         (73)        (194)        (221)          (0)
   Real estate construction                  0           (0)          (0)          (0)          (0)
   Real estate mortgage                    (20)          (0)         (23)         (23)        (716)
   Installment/Consumer                    (26)         (28)        (138)        (158)         (76)
                                       -----------------------------------------------------------
                                          (382)        (101)        (355)        (402)        (792)
                                       -----------------------------------------------------------
Recoveries:
   Commercial                               17           14           50           11            8
   Real estate construction                  0            0            0            0            0
   Real estate mortgage                     38           29           92           24           43
   Installment/Consumer                      7           16           23           14           16
                                       -----------------------------------------------------------
                                            62           59          165           49           67
                                       -----------------------------------------------------------
Net charge offs                           (320)         (42)        (190)        (353)        (725)
                                       -----------------------------------------------------------
Provision (benefit) charged
   to operations                          (310)         750        1,200          550          600
                                       -----------------------------------------------------------
Balance at December 31                 $ 4,854      $ 5,484      $ 4,776      $ 3,766      $ 3,569
                                       -----------------------------------------------------------
Allowance for Loan Losses
   as a percent of year end loans         1.83%        2.16%        1.86%        1.56%        1.64%
Ratio of net charge offs to
   average loans outstanding             (0.13%)      (0.02%)      (0.08%)      (0.15%)      (0.34%)

      The Allowance for Loan Losses is available to absorb losses on loans deemed by management as uncollectable. In assessing the adequacy of the level of the allowance, management considers the status of nonaccrual loans and specific borrower situations, the current economic climate of the area, including national credit trends and the historical credit experiences within the region. Additions to the allowance are provided by charges to earnings and recoveries on previously charged-off loans. Deductions from the Allowance are transacted as a charge-off when a loan is deemed uncollectable. The Allowance for Loan Losses as a percentage of outstanding loans at December 31, 2002, was 1.83% compared to 2.16% reported at year end 2001. The ratios at years ending 2000, 1999, and 1998 were 1.86%, 1.56% and
1.64% respectively.   In 2002, the Company deducted $310,000 from the
Allowance and recovered $62,397 from previously charged-off loans.

      Loans charged-off during 2002 totaled $382,528 resulting in net charge-offs of $320,131. Net charge-offs for prior years were $41,841, $189,512, $353,410, and $724,583 for 2001, 2000, 1999 and 1998 respectively.

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

      The Company's principle sources of funds are customer deposits, loan amortization, loan payoffs, and the maturities of investment securities. Through these sources, funds are provided for customer withdrawals from deposit accounts, loan origination, drawdowns on loan commitments, acquisitions of investment securities, and other normal business activities. Investors' capital also provides a source of funding.

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

      Liquidity in 2002 was primarily provided by the proceeds from the maturities and sales of securities totaling $56.5 Million, and advances, net of payments, from the Federal Home Loan Bank of $2.2 Million. These were offset by purchases of securities of $40.8 Million, loan originations, principal collections and purchased loans of $11.5 Million, and purchases of life insurance policies for Executive Officers of $1.6 Million. Other factors affecting liquidity included cash provided by other operating activities and cash used in financing activities as indicated in the cash flow statements.

Capital
-------

      As of December 31, 2002, the Company had total capital of $41,167,004. This represents an increase of $2,700,873 from $38,466,131 reported on
December 31, 2001. The increase in capital was a combination of several factors. Additions consisted of twelve months earnings of $2,965,552 and transactions originating through the Dividend Reinvestment Program whereby 10,062.350 shares were issued for cash contributions of $138,112 and 47,172.146 shares were issued for $676,313 in lieu of cash dividend payments. There were also stock options exercised resulting in $72,683, net of tax benefit. These additions were offset by dividends paid of $1,412,840.

      Also, affecting capital is the line item Accumulated other comprehensive income (loss) which reflects net unrealized gains or losses, net of taxes, on securities classified as Available-for-Sale and the minimum pension liability adjustment. On December 31, 2001, the Available-for-Sale portfolio had unrealized losses, net of taxes, of $120,943, and on December 31, 2002, as a result of current market values, the portfolio reflects unrealized gains, net of taxes, of $223,272. There was an increase in the minimum pension liability adjustment from $106,246, net of taxes, recorded December 31, 2001 to $234,180 as of December 31, 2002.

      Under the requirements for Risk Based and Leverage Capital of the federal banking agencies, a minimum level of capital will vary among banks based on safety and soundness of operations. Risk Based Capital ratios are calculated with reference to risk-weighted assets, which include both on and off balance sheet exposure.

      Under the revised informal agreement entered into with the Massachusetts Commissioner of Banks and the Federal Deposit Insurance Corporation, the Bank is required to maintain a seven (7) percent Tier I Leverage Capital. As of December 31, 2002, this ratio was 8.00%.

      In addition to meeting the required levels, the Company and the Bank's Capital ratios meet the criteria of the "well capitalized" category established by the federal banking agencies as of December 31, 2002.

      The following table illustrates the capital position of Slade's Ferry Bancorp and Slade's Ferry Trust Company for years ending December 31, 2002 and 2001.



Slade's Ferry Bancorp                                          2002                      2001
---------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                  Amount      Ratio         Amount      Ratio
---------------------------------------------------------------------------------------------------

Total Capital (to Risk Weighted Assets)               $ 41,540      14.84%      $ 39,393      14.43%

Minimum required                                        22,291       8.00         21,832       8.00

  Excess                                                19,249       6.84         17,561       6.43

Tier I Capital (to Risk Weighted Assets)                38,040      13.59         35,956      13.18

Minimum required                                        11,146       4.00         10,916       4.00

  Excess                                                26,894       9.59         25,040       9.18

Risk Adjusted Assets, net of goodwill,
  Nonqualifying intangibles, excess allowance
   and excess deferred tax assets                      278,650                   272,900

Tier I Capital (Leverage Ratio)                         38,040       9.48         35,956       8.98

Minimum required                                        16,053       4.00         16,025       4.00
  Excess                                                21,987       5.48         19,931       4.98

Quarterly average total assets, net of goodwill,
  Nonqualifying intangibles and excess deferred
   tax assets                                          401,325                   400,625


Slade's Ferry Trust Company                                    2002                      2001
---------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                  Amount      Ratio         Amount      Ratio
---------------------------------------------------------------------------------------------------

Total Capital (to Risk Weighted Assets)               $ 35,240      12.63%      $ 34,046      12.55%

Minimum required                                        22,208       8.00         21,697       8.00

  Excess                                                13,032       4.63         12,349       4.55

Tier I Capital (to Risk Weighted Assets)                31,753      11.38         30,630      11.29

Minimum required                                        11,104       4.00         10,849       4.00

  Excess                                                20,649       7.38         19,781       7.29

Risk Adjusted Assets, net of goodwill,
  Nonqualifying intangibles, excess allowance
   and excess deferred tax assets                      277,600                   271,225

Tier I Capital (Leverage Ratio)                         31,753       8.00         30,630       7.74

Minimum required (1)                                    15,868       4.00         15,834       4.00

  Excess                                                15,885       4.00         14,796       3.74

Quarterly average total assets, net of goodwill,
  Nonqualifying intangibles and excess deferred
   tax assets                                          396,700                   395,850

--------------------
<F1>  The Bank is required to maintain a 7% Tier 1 Leverage Capital ratio under the revised informal agreement with the Massachusetts Commissioner of Banks and the Federal Deposit Insurance Corporation, effective January 17, 2002.

                                   ITEM 7A

         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The most significant market risk factor affecting the financial condition and operating results of Slade's Ferry Bancorp is interest rate risk. Reference is hereby made to this Form 10-K, pages 10 and 11, under the headings "Interest Rate Risk" and "Interest Rate Sensitivity GAPS Report" for a discussion of market risk.

                                   ITEM 8

          CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Company's consolidated financial statements, together with the independent auditors' report, appear beginning on page F-1 of the Annual Report on Form 10-K.

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

                                  PART III

                                   ITEM 10

             DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Reference is hereby made to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders April 14, 2003. The information set forth under the heading "Directors and Executive Officers" and under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" of such Proxy Statement is incorporated herein by reference.

                                   ITEM 11

                           EXECUTIVE COMPENSATION

      Reference is hereby made to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders April 14, 2003. The information set forth under the heading "Executive Compensation Tables and Information" of such Proxy Statement is incorporated herein by reference.

                                   ITEM 12

       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Reference is hereby made to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders April 14, 2003. The information set forth under this heading of such Proxy Statement is incorporated herein by reference.

                                   ITEM 13

               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Reference is hereby made to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders April 14, 2003. The information set forth under this heading of such Proxy Statement is incorporated herein by reference.

                                   ITEM 14

                           CONTROLS AND PROCEDURES

(a)   Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that they believe the Company's disclosure controls and procedures are reasonably effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the rules regarding disclosure and control procedures, we intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)   Changes in internal controls.

None.

                                   ITEM 15

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

      (2)   Financial Statement Schedules
            All financial statement schedules required by Item 15(a)(2) have been omitted because they are inapplicable or because the required information has been included in the Consolidated Financial Statements or Notes thereto.

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

      A report on Form 8-K dated November 12, 2002 was filed with the Securities and Exchange Commission reporting under Item 5 the election of Mary Lynn D. Lenz as President and Chief Executive Officer of the Company replacing Kenneth R. Rezendes. Ms. Lenz is also the President and Chief Executive Officer of Slade's Ferry Bank ("the Bank"), the Company's wholly owned subsidiary. Mr. Rezendes remains on the Board of Directors of the Company as vice-chairman.

      A report on Form 8-K dated March 6, 2003 was filed with the Securities and Exchange Commission reporting under Item 5 the announcement of establishing a liability in the first quarter of 2003 of approximately $1.3 Million for additional state taxes, including interest (net of any federal tax deduction associated with such taxes and interest) as a result of new legislation that retroactively disallows the deduction for dividends received from a real estate investment trust subsidiary ('REIT') for fiscal years 1999 through 2002.

                               CERTIFICATIONS

I, Mary Lynn D. Lenz, certify that:

1.    I have reviewed this annual report on Form 10-K of Slade's Ferry
      Bancorp;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003                   /s/ Mary Lynn D. Lenz
                                       -------------------------------------
                                       President/Chief Executive Officer

                               CERTIFICATIONS

I, Edward Bernardo, Jr., certify that:

1.    I have reviewed this annual report on Form 10-K of Slade's Ferry
      Bancorp;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

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


Date: March 18, 2003                   /s/ Edward Bernardo Jr
                                       -----------------------
                                       Treasurer
                                       Chief Financial Officer/
                                       Chief Accounting Officer

Mary Lynn D. Lenz, President and Chief Executive Officer, and Edward Bernardo, Jr. Vice President and Treasurer of Slade's Ferry Bancorp (the "Company"), each hereby certifies, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of his knowledge:

      1) this Annual Report on Form 10-K of the Company for the annual period ended December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 780(d); and

      2) the information contained in this Form 10-K fairly represents in all material respects, the financial condition and results of operations of the Company.




March 18, 2003                         /s/ Mary Lynn D. Lenz
--------------                         ---------------------
(Date)                                 (Signature)      Mary Lynn D. Lenz
                                        President/Chief Executive Officer



March 18, 2003                         /s/ Edward Bernardo Jr
--------------                         ----------------------
(Date)                                 (Signature)    Edward Bernardo Jr.
                                                 Vice President/Treasurer
                                                 Chief Financial Officer/
                                                 Chief Accounting Officer

SIGNATURES
----------

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 18, 2003.

                                       Slade's Ferry Bancorp

                                       By/s/ Mary Lynn D. Lenz
                                         ---------------------
                                        Mary Lynn D. Lenz, President/
                                        Chief Executive Officer and Director

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Thomas B. Almy             03/18/03     /s/ Edward Bernardo Jr.    03/18/03
---------------------------------------     -----------------------------------
Thomas B. Almy                              Edward Bernardo Jr.
Director                                    Treasurer/Chief Financial Officer/
                                            Chief Accounting Officer

/s/ Donald T. Corrigan         03/18/03     /s/ Peter G. Collias       03/18/03
---------------------------------------     -----------------------------------
Donald T. Corrigan                          Peter G. Collias
Chairman of the Board and Director          Director

/s/ Mary Lynn D. Lenz          03/18/03     /s/ Melvyn A. Holland      03/18/03
---------------------------------------     -----------------------------------
Mary Lynn D. Lenz                           Melvyn A. Holland
President/CEO and Director                  Director

/s/ William Q. MacLean Jr.     03/18/03     /s/ Francis A. Macomber    03/18/03
---------------------------------------     -----------------------------------
William Q. MacLean Jr.                      Francis A. Macomber
Director                                    Director

/s/ Majed Mouded, MD           03/18/03     /s/ Shaun O'Hearn Sr.      03/18/03
---------------------------------------     -----------------------------------
Majed Mouded, MD                            Shaun O'Hearn Sr.
Director                                    Director

/s/ Lawrence J. Oliveira, DDS  03/18/03     /s/ Peter Paskowski        03/18/03
---------------------------------------     -----------------------------------
Lawrence J. Oliveira, DDS                   Peter Paskowski
Director                                    Director

/s/ Kenneth R. Rezendes        03/18/03     /s/ William J. Sullivan    03/18/03
---------------------------------------     -----------------------------------
Kenneth R. Rezendes                         William J. Sullivan
Vice Chairman and Director                  Director

/s/ Charles Veloza             03/18/03     /s/ David F. Westgate      03/18/03
---------------------------------------     -----------------------------------
Charles Veloza                              David F. Westgate
Director                                    Director

                        INDEX TO FINANCIAL STATEMENTS


Slade's Ferry Bancorp and Subsidiaries                               Page
                                                                     ----

Independent Auditors' Report                                          F-2

Consolidated Balance Sheets as of December 31, 2002
and December 31, 2001                                                 F-3

Consolidated Statements of Income for the years ended
December 31, 2002, December 31, 2001 and December 31, 2000            F-4

Consolidated Statements of Changes in Stockholders'
Equity for the years ended December 31, 2002,
December 31, 2001 and December 31, 2000                               F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 2002, December 31, 2001 and December 31, 2000            F-7

Notes to Consolidated Financial Statements                            F-9

                                   [LOGO]
                     SHATSWELL, MacLEOD & COMPANY, P.C.
                     ----------------------------------
                        CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors
and Stockholders
Slade's Ferry Bancorp
Somerset, Massachusetts

                        INDEPENDENT AUDITORS' REPORT
                        ----------------------------

We have audited the accompanying consolidated balance sheets of Slade's Ferry Bancorp and Subsidiary as of December 31, 2002 and 2001 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Slade's Ferry Bancorp and Subsidiary as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.



                                       /s/ SHATSWELL, MacLEOD & COMPANY, P.C.
                                       SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts
January 15, 2003 (except for Note 11 which
                      is March 5, 2003)

                    SLADE'S FERRY BANCORP AND SUBSIDIARY
                    ------------------------------------

                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------

                         December 31, 2002 and 2001
                         --------------------------


ASSETS                                                              2002            2001
------                                                         ------------    ------------

Cash and due from banks                                        $ 14,985,461    $ 13,730,752
Interest bearing demand deposits with other banks                     8,508         174,945
Money market mutual funds                                           222,567          86,613
Federal Home Loan Bank overnight deposit                         10,000,000       6,000,000
Federal funds sold                                                9,500,000       8,700,000
                                                               ------------    ------------
      Cash and cash equivalents                                  34,716,536      28,692,310
Interest bearing time deposit with other bank                       200,000         100,000
Investments in available-for-sale securities (at fair value)     65,907,926      79,105,537
Investments in held-to-maturity securities (fair values of
   $14,262,405 as of December 31, 2002 and $16,590,243 as of
   December 31, 2001)                                            13,696,254      16,281,712
Federal Home Loan Bank stock                                      1,013,400       1,013,400
Loans, net of allowance for loan losses of $4,854,388 in
   2002 and $5,484,519 in 2001                                  259,816,056     248,017,635
Premises and equipment                                            6,067,879       6,455,837
Goodwill                                                          2,173,368       2,173,368
Accrued interest receivable                                       1,492,591       1,953,989
Cash surrender value of life insurance                            9,750,661       7,697,441
Deferred taxes                                                    1,849,723       2,202,139
Other assets                                                      1,690,589       1,067,195
                                                               ------------    ------------
      Total assets                                             $398,374,983    $394,760,563

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
   Noninterest-bearing                                         $ 72,277,469    $ 65,293,871
   Interest-bearing                                             263,355,063     271,749,471
                                                               ------------    ------------
      Total deposits                                            335,632,532     337,043,342
Federal Home Loan Bank advances                                  19,185,338      16,983,087
Other borrowed funds                                                                465,216
Other liabilities                                                 2,336,109       1,749,787
                                                               ------------    ------------
      Total liabilities                                         357,153,979     356,241,432
                                                               ------------    ------------
Preferred stockholders' equity in a subsidiary company               54,000          53,000
                                                               ------------    ------------
Stockholders' equity:
   Common stock, par value $.01 per share;
     authorized 10,000,000 shares; issued and outstanding
     3,937,762.9 shares in 2002 and 3,869,924.9 shares
     in 2001                                                         39,378          38,700
   Paid-in capital                                               27,693,199      26,761,997
   Retained earnings                                             13,445,335      11,892,623
   Accumulated other comprehensive loss                             (10,908)       (227,189)
                                                               ------------    ------------
      Total stockholders' equity                                 41,167,004      38,466,131
                                                               ------------    ------------
      Total liabilities and stockholders' equity               $398,374,983    $394,760,563
                                                               ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                    SLADE'S FERRY BANCORP AND SUBSIDIARY
                    ------------------------------------

                      CONSOLIDATED STATEMENTS OF INCOME
                      ---------------------------------

                Years Ended December 31, 2002, 2001 and 2000
                --------------------------------------------


                                                        2002           2001           2000
                                                    -----------    -----------    -----------

Interest and dividend income:
   Interest and fees on loans                       $17,276,773    $21,554,165    $22,486,187
   Interest and dividends on securities:
     Taxable                                          3,826,659      4,410,499      4,588,612
     Tax-exempt                                         577,982        533,287        524,652
   Interest on federal funds sold                       227,229        598,934        509,738
   Other interest                                       127,831        226,785         77,157
                                                    -----------    -----------    -----------
      Total interest and dividend income             22,036,474     27,323,670     28,186,346
                                                    -----------    -----------    -----------
Interest expense:
   Interest on deposits                               6,703,002     11,333,086     11,918,906
   Interest on Federal Home Loan Bank advances        1,216,559        965,008        728,622
   Interest on other borrowed funds                       8,193         28,436         51,143
                                                    -----------    -----------    -----------
      Total interest expense                          7,927,754     12,326,530     12,698,671
                                                    -----------    -----------    -----------
      Net interest and dividend income               14,108,720     14,997,140     15,487,675
Provision (benefit) for loan losses                    (310,000)       750,000      1,200,000
                                                    -----------    -----------    -----------
      Net interest and dividend income after
        provision (benefit) for loan losses          14,418,720     14,247,140     14,287,675
                                                    -----------    -----------    -----------
Other income:
   Service charges on deposit accounts                  551,060        561,370        564,444
   Overdraft service charges                            333,977        257,586        250,454
   Gain on sales and calls of available-for-sale
     securities, net                                    625,832         14,934        333,581
   Gain on sales of other real estate owned, net                                       49,758
   Increase in cash surrender value of
     life insurance policies                            443,220        351,023        282,855
   Other income                                         578,728        584,619        425,101
                                                    -----------    -----------    -----------
      Total other income                              2,532,817      1,769,532      1,906,193
                                                    -----------    -----------    -----------
Other expense:
   Salaries and employee benefits                     7,368,364      7,124,377      6,070,057
   Occupancy expense                                    845,366        861,407        822,890
   Equipment expense                                    478,047        565,448        567,465
   Stationary and supplies                              276,824        241,186        224,501
   Professional fees                                    549,036        364,680        385,079
   Marketing expense                                    355,203        421,480        556,960
   FDIC deposit insurance premium                       158,115        160,305         63,684
   Writedown of securities                            1,240,868
   Other expense                                      1,579,979      1,669,504      1,565,004
                                                    -----------    -----------    -----------
      Total other expense                            12,851,802     11,408,387     10,255,640
                                                    -----------    -----------    -----------
      Income before income taxes                      4,099,735      4,608,285      5,938,228
Income taxes                                          1,134,183      1,398,032      1,863,789
                                                    -----------    -----------    -----------
      Net income                                    $ 2,965,552    $ 3,210,253    $ 4,074,439
                                                    ===========    ===========    ===========

Earnings per common share                           $       .76    $       .84    $      1.09
                                                    ===========    ===========    ===========

Earnings per common share assuming dilution         $       .75    $       .84    $      1.09
                                                    ===========    ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    SLADE'S FERRY BANCORP AND SUBSIDIARY
                    ------------------------------------

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         ----------------------------------------------------------

                Years Ended December 31, 2002, 2001 and 2000
                --------------------------------------------


                                                                                     Accumulated
                                                                                       Other
                                                                                    Comprehensive
                                            Common       Paid-in        Retained       Income
                                             Stock       Capital        Earnings        (Loss)         Total
                                            -------    -----------    -----------    -----------    -----------

Balance, December 31, 1999                  $35,204    $23,147,447    $ 9,635,213    $(1,153,618)   $31,664,246
Comprehensive income:
   Net income                                                           4,074,439
   Other comprehensive income                                                            532,932
      Comprehensive income                                                                            4,607,371
Issuance of common stock from dividend
  reinvestment plan                             749        739,805                                      740,554
Stock issuance relating to optional
   cash contribution plan                       157        151,124                                      151,281
Stock options exercised                          17         14,009                                       14,026
Issuance of 5% common stock dividend          1,768      1,832,835     (1,836,628)                       (2,025)
Dividends declared ($.40 per share)                                    (1,501,080)                   (1,501,080)
                                            -------    -----------    -----------    -----------    -----------
Balance, December 31, 2000                   37,895     25,885,220     10,371,944       (620,686)    35,674,373
Comprehensive income:
   Net income                                                           3,210,253
   Other comprehensive income                                                            393,497
      Comprehensive income                                                                            3,603,750
Issuance of common stock from dividend
   reinvestment plan                            732        803,201                                      803,933
Stock issuance relating to optional
   cash contribution plan                        73         73,576                                       73,649
Dividends declared ($.44 per share)                                    (1,689,574)                   (1,689,574)
                                            -------    -----------    -----------    -----------    -----------
Balance, December 31, 2001                   38,700     26,761,997     11,892,623       (227,189)    38,466,131
Comprehensive income:
   Net income                                                           2,965,552
   Other comprehensive income                                                            216,281
      Comprehensive income                                                                            3,181,833
Issuance of common stock from dividend
   reinvestment plan                            472        675,841                                      676,313
Stock issuance relating to optional
   cash contribution plan                       100        138,012                                      138,112
Stock options exercised                         106         94,963                                       95,069
Tax benefit of stock options                                22,386                                       22,386
Dividends on minority interest preferred
   stock ($40.00 per share)                                                (4,320)                       (4,320)
Dividends declared ($.36 per share)                                    (1,408,520)                   (1,408,520)
                                            -------    -----------    -----------    -----------    -----------
Balance, December 31, 2002                  $39,378    $27,693,199    $13,445,335    $   (10,908)   $41,167,004
                                            =======    ===========    ===========    ===========    ===========

                    SLADE'S FERRY BANCORP AND SUBSIDIARY
                    ------------------------------------

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         ----------------------------------------------------------

                Years Ended December 31, 2002, 2001 and 2000
                --------------------------------------------
                                 (continued)


                                                                           2002         2001          2000
                                                                        ---------    ---------     ----------

Other comprehensive income and reclassification disclosure for the years ended December 31:

Unrealized gains (losses) on securities
   Net unrealized gains on available-for-sale securities                $  53,577    $ 853,519     $1,279,547
   Reclassification adjustment for realized (gains) losses
     in net income                                                        615,036      (14,934)      (333,581)
                                                                        ---------    ---------     ----------
   Net unrealized gains on securities                                     668,613      838,585        945,966
   Income tax expense                                                    (324,398)    (362,985)      (391,915)
                                                                        ---------    ---------     ----------
     Net of tax amount                                                    344,215      475,600        554,051
                                                                        ---------    ---------     ----------
Minimum pension liability adjustment                                     (216,583)    (138,992)       (35,752)
Income tax benefit                                                         88,649       56,889         14,633
                                                                        ---------    ---------     ----------
     Net of tax amount                                                   (127,934)     (82,103)       (21,119)
                                                                        ---------    ---------     ----------
Other comprehensive income, net of tax                                  $ 216,281    $ 393,497     $  532,932
                                                                        =========    =========     ==========

Accumulated other comprehensive loss consists of the following as of December 31:


                                                                          2002         2001          2000
                                                                        ---------    ---------     ----------

   Net unrealized gains (losses) on available-for-sale securities,
     net of taxes                                                       $ 223,272     $(120,943)   $ (596,543)
   Minimum pension liability adjustment, net of taxes                    (234,180)     (106,246)      (24,143)
                                                                        ---------     ---------    ----------
   Accumulated other comprehensive loss                                 $ (10,908)    $(227,189)   $ (620,686)
                                                                        =========     =========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                    SLADE'S FERRY BANCORP AND SUBSIDIARY
                    ------------------------------------

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------

                Years Ended December 31, 2002, 2001 and 2000
                --------------------------------------------


                                                                            2002            2001            2000
                                                                        ------------    ------------    ------------

Cash flows from operating activities:
   Net income                                                           $  2,965,552    $  3,210,253    $  4,074,439
   Adjustments to reconcile net income to net cash provided by operating activities:
       Amortization, net of accretion of securities                          162,144         152,995           2,929
       Gain on sales and calls of available-for-sale securities, net        (625,832)        (14,934)       (333,581)
       Writedown of securities                                             1,240,868
       Change in unearned income                                             (40,927)       (137,081)        (75,141)
       Provision (benefit) for loan losses                                  (310,000)        750,000       1,200,000
       Depreciation and amortization                                         637,342         685,577         709,152
       (Gain) loss on sale of property and equipment                             501        (107,109)
       Gain on sales of other real estate owned, net                                                         (49,758)
       Increase in cash surrender value of life insurance
         policies                                                           (443,220)       (351,023)       (282,855)
       Amortization of goodwill                                                              226,800         226,800
       Accretion, net of amortization of fair market value
         adjustments                                                                          (8,550)        (11,400)
       (Increase) decrease in other assets                                   (29,839)         12,061          (2,114)
       (Increase) decrease in prepaid expenses                               142,237         (28,262)         52,580
       Increase in income taxes receivable                                  (714,639)       (120,379)
       (Increase) decrease in interest receivable                            461,398         397,937        (409,175)
       Increase (decrease) in other liabilities                              211,588          (4,085)         61,352
       Increase (decrease) in accrued expenses                               159,259        (158,468)       (379,813)
       Increase (decrease) in interest payable                               (13,394)        (53,826)         76,045
       Deferred tax (benefit) expense                                        116,667        (196,033)       (260,758)
       Increase (decrease) in taxes payable                                                 (180,512)        680,208
                                                                        ------------    ------------    ------------

   Net cash provided by operating activities                               3,919,705       4,075,361       5,278,910
                                                                        ------------    ------------    ------------

Cash flows from investing activities:
   Increase in interest bearing time deposits with other banks              (100,000)       (100,000)
   Purchases of available-for-sale securities                            (37,391,128)    (61,088,695)    (13,211,935)
   Proceeds from sales of available-for-sale securities                   16,853,893         891,375       2,884,051
   Proceeds from maturities of available-for-sale securities              33,638,864      49,790,967       4,880,762
   Purchases of held-to-maturity securities                               (3,417,675)     (4,156,673)     (5,317,668)
   Proceeds from maturities of held-to-maturity securities                 5,990,548       6,971,893       5,737,924
   Loan originations and principal collections, net                      (11,209,891)     19,935,261      (9,609,846)
   Purchases of loans                                                       (300,000)    (17,767,255)     (4,589,892)
   Recoveries of loans previously charged off                                 62,397          58,821         165,300
   Capital expenditures                                                     (253,582)       (464,323)       (405,533)
   Proceeds from sale of property and equipment                               10,099         202,109
   Proceeds from sales of other real estate owned                                                            143,853
   Investment in life insurance policies                                  (1,610,000)       (515,500)     (4,918,838)
                                                                        ------------    ------------    ------------

   Net cash provided by (used in) investing activities                     2,273,525      (6,242,020)    (24,241,822)
                                                                        ------------    ------------    ------------

                    SLADE'S FERRY BANCORP AND SUBSIDIARY
                    ------------------------------------

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------

                Years Ended December 31, 2002, 2001 and 2000
                --------------------------------------------
                                 (continued)


                                                                            2002            2001            2000
                                                                        ------------    ------------    ------------

Cash flows from financing activities:
   Net increase in demand deposits, NOW and savings accounts              22,661,421       7,818,060      13,929,857
   Net increase (decrease) in time deposits                              (24,072,231)     (7,775,619)      6,639,857
   Long-term advances from Federal Home Loan Bank                          3,450,000       6,428,000       8,100,000
   Payments on Federal Home Loan Bank long-term advances                  (1,247,749)     (2,170,821)     (2,130,859)
   Net decrease in other borrowed funds                                     (465,216)       (734,784)        (48,461)
   Proceeds from issuance of common stock                                    814,425         877,582         891,835
   Stock options exercised                                                    95,069                          14,026
   Fractional shares paid in cash                                                                             (2,025)
   Dividends paid                                                         (1,405,723)     (1,644,158)     (1,479,575)
   Repurchase of minority interest preferred stock                            (1,500)
   Issuance of minority interest preferred stock                               2,500
                                                                        ------------    ------------    ------------

   Net cash provided by (used in) financing activities                      (169,004)      2,798,260      25,914,655
                                                                        ------------    ------------    ------------

Net increase in cash and cash equivalents                                  6,024,226         631,601       6,951,743
Cash and cash equivalents at beginning of year                            28,692,310      28,060,709      21,108,966
                                                                        ------------    ------------    ------------
Cash and cash equivalents at end of year                                $ 34,716,536    $ 28,692,310    $ 28,060,709
                                                                        ============    ============    ============

Supplemental disclosures:
   Interest paid                                                        $  7,941,148    $ 12,380,356    $ 12,622,626
   Income taxes paid                                                       1,732,155       1,894,956       1,444,339
   Loans originating from the sales of other real estate owned                                               259,000

The accompanying notes are an integral part of these consolidated financial statements.

                    SLADE'S FERRY BANCORP AND SUBSIDIARY
                    ------------------------------------

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------

                Years Ended December 31, 2002, 2001 and 2000
                --------------------------------------------

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

      BASIS OF PRESENTATION:

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank and the Bank's wholly-owned subsidiaries, Slade's Ferry Realty Trust, Slade's Ferry Securities Corporation, Slade's Ferry Loan Company and Slade's Ferry Preferred Capital Corporation. Slade's Ferry Realty Trust was formed to hold ownership of real estate, Slade's Ferry Securities Corporation was formed to hold securities for tax benefits in Massachusetts, Slade's Ferry Loan Company provides the opportunity to solicit commercial and consumer borrowers in the Rhode Island area and Slade's Ferry Preferred Capital Corporation, a real estate investment trust, was formed to hold real estate mortgage loans. All significant intercompany accounts and transactions have been eliminated in the consolidation.

      CASH AND CASH EQUIVALENTS:

      For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items, due from banks, money market mutual funds, Federal Home Loan Bank overnight deposit and federal funds sold.

      Cash and due from banks as of December 31, 2002 includes $2,640,000 which is subject to withdrawals and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank.

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

        -- Held-to-maturity securities are measured at amortized cost in the consolidated balance sheet. Unrealized holding gains and losses are not included in earnings or in a separate component of capital. They are merely disclosed in the notes to the consolidated financial statements.

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

      Residential real estate loans are generally placed on nonaccrual when reaching 120 days past due or in process of foreclosure. All closed-end consumer loans 90 days or more past due and any equity line in the process of foreclosure are placed on nonaccrual status. Secured consumer loans are written down to realizable value and unsecured consumer loans are charged-off upon reaching 120 or 180 days past due depending on the type of loan. Commercial real estate loans and commercial business loans and leases which are 90 days or more past due are generally placed on nonaccrual status, unless secured by sufficient cash or other assets immediately convertible to cash.
      When a loan has been placed on nonaccrual status, previously accrued and uncollected interest is reversed against interest on loans. A loan can be returned to accrual status when collectibility of principal is reasonably assured and the loan has performed for a period of time, generally six months.

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

      PREMISES AND EQUIPMENT:

      Premises and equipment are stated at cost, less accumulated depreciation and amortization. Cost and related allowances for depreciation and amortization of premises and equipment retired or otherwise disposed of are removed from the respective accounts with any gain or loss included in income or expense. Depreciation and amortization are calculated principally on the straight-line method over the estimated useful lives of the assets. Estimated lives are 3 to 40 years for buildings and 2 to 20 years for furniture and equipment. Leasehold improvements are amortized over the lesser of the life of the lease or the estimated life of the improvements.

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

      EARNINGS PER SHARE:

      Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method.

      STOCK BASED COMPENSATION:

      At December 31, 2002, the Company has a stock-based employee compensation plan which is described more fully in Note 16. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income (except for appreciation from options surrendered as described in Note 16), as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.


                                                                    For the years Ended
                                                                        December 31,
                                                                    -------------------
                                                            2002            2001            2000
                                                         ----------      ----------      ----------

Net income, as reported                                  $2,965,552      $3,210,253      $4,074,439
Deduct:  Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects                59,377          80,475         114,540
                                                         ----------      ----------      ----------
Pro forma net income                                     $2,906,175      $3,129,778      $3,959,899
                                                         ==========      ==========      ==========

Earnings per share:
   Basic - as reported                                         $.76            $.84           $1.09

   Basic - pro forma                                           $.74            $.82           $1.06

   Diluted - as reported                                       $.75            $.84           $1.09

   Diluted - pro forma                                         $.74            $.81           $1.06


      RECENT ACCOUNTING PRONOUNCEMENTS:

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

      The adoption of SFAS No. 141 had no immediate effect on the Company's consolidated financial statements since it had no pending business combinations as of June 30, 2001 or as of the date of the issuance of these consolidated financial statements. If the Company consummates business combinations in the future, any such combinations that would have been accounted for by the pooling-of-interests method under Opinion 16 will be accounted for under the purchase method and the difference in accounting could have a substantial impact on the Company's consolidated financial statements.

      In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This Statement addresses financial accounting and reporting for required goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets". The initial recognition and measurement provisions of SFAS No. 142 apply to intangible assets which are defined as assets (not including financial assets) that lack physical substance. The term "intangible assets" is used in SFAS No. 142 to refer to intangible assets other than goodwill. The accounting for a recognized intangible asset is based on its useful life. An intangible asset with a finite useful life is amortized; an intangible asset with an indefinite useful life is not amortized. An intangible asset that is subject to amortization shall be reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

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

      SFAS No. 142 was effective as follows:

         All of the provisions of SFAS No. 142 were applied in fiscal years beginning after December 15, 2001, to all goodwill and intangible assets recognized in the Company's statement of financial position at the beginning of that fiscal year, regardless of when those previously recognized assets were initially recognized.

      The Company's assets as of December 31, 2001 include goodwill of $2,173,368 recognized in the acquisition of Fairbank, Inc., in 1997. This goodwill was being amortized at the rate of $226,800 per year. Under SFAS No. 142 this amortization was discontinued after December 31, 2001 but is subject to the impairment review requirements of SFAS No. 142.

      In accordance with SFAS No. 142 the Company tested its goodwill for impairment as of January 1, 2002 and December 31, 2002. The Company determined that its goodwill as of those dates was not impaired.

      The following is a reconciliation of reported net income adjusted for adoption of SFAS No. 142 for the years ended December 31:


                                                        2002            2001            2000
                                                     ----------      ----------      ----------

         Reported net income                         $2,965,552      $3,210,253      $4,074,439
         Add back goodwill amortization, net of
           tax effect                                                   133,971         133,971
                                                     ----------      ----------      ----------
         Adjusted net income                         $2,965,552      $3,344,224      $4,208,410
                                                     ==========      ==========      ==========

         Basic earnings per share:
         Reported net income                               $.76            $.84           $1.09
         Goodwill amortization                                              .03             .03
                                                           ----            ----           -----
         Adjusted net income                               $.76            $.87           $1.12
                                                           ====            ====           =====

         Diluted earnings per share:
         Reported net income                               $.75            $.84           $1.09
         Goodwill amortization                                              .03             .03
                                                           ----            ----           -----
         Adjusted net income                               $.75            $.87           $1.12
                                                           ====            ====           =====


      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," but retains the basic recognition and measurement model for assets held for use and held for sale. The provisions of SFAS No. 144 are required to be adopted starting with fiscal years beginning after December 15, 2001. This Statement did not have a material impact on the Company's consolidated financial statements.

      In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Management does not anticipate that this Statement will have any material impact on the Company's consolidated financial statements.

      In October 2002, the FASB issued SFAS No. 147 "Acquisitions of Certain Financial Institutions", an Amendment of SFAS Nos. 72 and 144 and FASB Interpretation No. 9. SFAS No. 72 "Accounting for Certain Acquisitions of Banking or Thrift Institutions" and FASB Interpretation No. 9 "Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method" provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, SFAS No. 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". Thus, the requirement in paragraph 5 of 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS No. 147. In addition, SFAS Statement No. 147 amends SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used.

      Paragraph 5 of SFAS No. 147, which relates to the application of the purchase method of accounting, was effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions in paragraph 6 related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets were effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets in paragraphs 8-14 were effective on October 1, 2002, with earlier application permitted. There was no impact on the Company's consolidated financial statements on adoption of this Statement.

NOTE 3 - INVESTMENTS IN SECURITIES
----------------------------------

Debt and equity securities have been classified in the consolidated balance sheets according to management's intent. The carrying amount of securities and their approximate fair values are as follows as of December 31:


                                                                        Gains In        Losses In
                                                                       Accumulated      Accumulated
                                                       Amortized          Other           Other
                                                          Cost        Comprehensive    Comprehensive        Fair
                                                         Basis            Income          Income           Value
                                                      -----------      ----------       ----------      ----------

Available-for-sale securities:
   December 31, 2002:
     Debt securities issued by the U.S. Treasury
       and other U.S. government corporations
       and agencies                                   $26,423,978      $  239,307       $       80      $26,663,205
     Mortgage-backed securities                        32,511,788         921,833               56       33,433,565
     Corporate debt securities                          2,672,502         105,771                         2,778,273
     Marketable equity securities                       3,986,371          52,916          783,837        3,255,450
                                                      -----------      ----------       ----------      ----------
                                                       65,594,639       1,319,827          783,973       66,130,493
     Money market mutual funds included in cash
       and cash equivalents                              (222,567)                                         (222,567)
                                                      -----------      ----------       ----------      ----------
                                                      $65,372,072      $1,319,827       $  783,973      $65,907,926
                                                      ===========      ==========       ==========      ===========

   December 31, 2001:
     Debt securities issued by the U.S. Treasury
       and other U.S. government corporations
       and agencies                                   $34,240,332      $  508,328       $   83,094      $34,665,566
     Mortgage-backed securities                        36,128,956         332,183           94,103       36,367,036
     Corporate debt securities                          2,941,168          69,571            5,038        3,005,701
     Marketable equity securities                       6,014,453         297,247        1,157,853        5,153,847
                                                      -----------      ----------       ----------      ----------
                                                       79,324,909       1,207,329        1,340,088       79,192,150
     Money market mutual funds included in cash
       and cash equivalents                               (86,613)                                          (86,613)
                                                      -----------      ----------       ----------      ----------
                                                      $79,238,296      $1,207,329       $1,340,088      $79,105,537
                                                      ===========      ==========       ==========      ===========



                                                                        Gross           Gross
                                                         Net          Unrecognized    Unrecognized
                                                       Carrying         Holding         Holding           Fair
                                                        Amount           Gains           Losses           Value
                                                      -----------      --------          -------       -----------

Held-to-maturity securities:
   December 31, 2002:
     Debt securities issued by states of the
       United States and political subdivisions
       of the states                                  $13,693,091      $573,177          $ 7,127       $14,259,141
     Mortgage-backed securities                             2,163           101                              2,264
     Foreign debt securities                                1,000                                            1,000
                                                      -----------      --------          -------       -----------
                                                      $13,696,254      $573,278          $ 7,127       $14,262,405
                                                      ===========      ========          =======       ===========

   December 31, 2001:
     Debt securities issued by the U.S. Treasury
       and other U.S. government corporations
       and agencies                                   $ 2,749,710      $  27,593         $             $ 2,777,303
     Debt securities issued by states of the
       United States and political subdivisions
       of the states                                   13,528,291        292,100          11,264        13,809,127
     Mortgage-backed securities                             2,711            102                             2,813
     Foreign debt securities                                1,000                                            1,000
                                                      -----------      --------          -------       -----------
                                                      $16,281,712       $319,795         $11,264       $16,590,243
                                                      ===========      ========          =======       ===========

The scheduled maturities of securities (other than equity securities) were as follows as of December 31, 2002:


                                          Available-For-Sale            Held-To-Maturity
                                          ------------------    --------------------------------
                                               Fair             Net Carrying            Fair
                                              Value                Amount               Value
                                            -----------         ------------         -----------

Due within one year                         $ 4,669,064         $  3,309,472         $ 3,344,434
Due after one year through five years        23,757,975            6,981,002           7,377,223
Due after five years through ten years        1,014,439            1,360,333           1,439,282
Due after ten years                                                2,043,284           2,099,202
Mortgage-backed securities                   33,433,565                2,163               2,264
                                            -----------         ------------         -----------
                                            $62,875,043          $13,696,254         $14,262,405
                                            ===========          ===========         ===========


During 2002, proceeds from sales of available-for-sale securities amounted to $16,853,893. Gross realized gains and gross realized losses on those sales amounted to $725,961 and $97,410, respectively. During 2001, proceeds from sales of available-for-sale securities amounted to $891,375. Gross realized gains and gross realized losses on those sales amounted to $57,588 and $42,654, respectively. During 2000, proceeds from sales of available-for-sale securities amounted to $2,884,051. Gross realized gains and gross realized losses on those sales amounted to $428,447 and $94,866, respectively. The tax expense applicable to these net realized gains amounted to $245,565, $6,112 and $136,534 for the years ended December 31, 2002, 2001 and 2000, respectively.

There were no securities of issuers whose aggregate carrying amount exceeded 10% of stockholders' equity as of December 31, 2002.

Total carrying amounts of $2,963,317 and $4,554,448 of debt securities were pledged to secure treasury tax and loan, trust department and public funds on deposit as of December 31, 2002 and 2001, respectively.

NOTE 4 - LOANS
--------------

Loans consisted of the following as of December 31:


                                                          2002               2001
                                                      ------------      ------------

Commercial, financial and agricultural                $ 30,454,898      $ 45,237,663
Real estate - construction and land development         14,077,763         7,600,286
Real estate - residential                               90,330,046        60,936,137
Real estate - commercial                               122,931,918       128,887,954
Consumer                                                 6,881,094        10,642,900
Nonprofit                                                  293,202           236,388
Obligations of states and political subdivisions                              21,400
Other                                                       42,757           321,587
                                                      ------------      ------------
                                                       265,011,678       253,884,315
Allowance for loan losses                               (4,854,388)       (5,484,519)
Unearned income                                           (341,234)         (382,161)
                                                      ------------      ------------
      Net loans, carrying amount                      $259,816,056      $248,017,635
                                                      ============      ============

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during 2002. Total loans to such persons and their companies amounted to $5,974,212 as of December 31, 2002. During the year ended December 31, 2002, $8,425,060 of advances were made and repayments totaled $8,868,272.

Changes in the allowance for loan losses were as follows for the years ended December 31:


                                                   2002            2001            2000
                                                ----------      ----------      ----------

Balance at beginning of period                  $5,484,519      $4,776,360      $3,765,872
Loans charged off                                 (382,528)       (100,662)       (354,812)
Provision (benefit) for loan losses               (310,000)        750,000       1,200,000
Recoveries of loans previously charged off          62,397          58,821         165,300
                                                ----------      ----------      ----------
Balance at end of period                        $4,854,388      $5,484,519      $4,776,360
                                                ==========      ==========      ==========

The following table sets forth information regarding nonaccrual loans and accruing loans 90 days or more overdue as of December 31:


                                                      2002          2001
                                                      ----          ----

Nonaccrual loans                                   $  635,227    $1,138,497
                                                   ==========    ==========

Accruing loans which are 90 days or more overdue   $    7,747    $  443,882
                                                   ==========    ==========


Information about loans that meet the definition of an impaired loan in Statement of Financial Accounting Standards No. 114 is as follows as of December 31:




                                                                      2002                          2001
                                                              ----------------------      -------------------------
                                                              Recorded      Related       Recorded        Related
                                                              Investment    Allowance     Investment      Allowance
                                                             In Impaired   For Credit    In Impaired     For Credit
                                                                Loans        Losses         Loans          Losses
                                                              ----------    --------      ----------      ---------

Loans for which there is a related allowance for credit
  losses                                                      $2,497,626    $477,124      $7,461,437      $1,195,324

Loans for which there is no related allowance for credit
  losses                                                                                      60,252
                                                              ----------    --------      ----------      ---------

      Totals                                                  $2,497,626    $477,124      $7,521,689      $1,195,324
                                                              ==========    ========      ==========      ==========

Average recorded investment in impaired loans during
  the year ended December 31                                  $3,283,438                  $6,134,847
                                                              ==========                  ==========

Related amount of interest income recognized during the time, in the year ended December 31, that the loans were impaired

      Total recognized                                        $  254,159                  $  562,278
                                                              ==========                  ==========
      Amount recognized using a cash-basis method
        of accounting                                         $   99,081                  $  157,735
                                                              ==========                  ==========


NOTE 5 - PREMISES AND EQUIPMENT
-------------------------------

The following is a summary of premises and equipment as of December 31:


                                                  2002             2001
                                                  ----             ----

Land                                          $ 1,710,368     $ 1,710,368
Buildings                                       6,955,758       6,940,613
Furniture and equipment                         4,677,474       4,449,637
Leasehold improvements                            383,436         383,436
                                              -----------     -----------
                                               13,727,036      13,484,054
Accumulated depreciation and amortization      (7,659,157)     (7,028,217)
                                              -----------     -----------
                                              $ 6,067,879     $ 6,455,837
                                              ===========     ===========


NOTE 6 - DEPOSITS
-----------------

The aggregate amount of time deposit accounts in denominations of $100,000 or more as of December 31, 2002 and 2001 was $27,915,361 and $33,448,818,
respectively.

For time deposits as of December 31, 2002, the scheduled maturities for each of the following three years ended December 31, are:


                           2003      $128,662,622
                           2004        13,579,817
                           2005         2,271,843
                                     ------------
                          Total      $144,514,282
                                     ============


Deposits from related parties held by the Company as of December 31, 2002 and 2001 amounted to $2,286,572 and $2,773,437, respectively.

NOTE 7 - FEDERAL HOME LOAN BANK ADVANCES
----------------------------------------

Advances consist of funds borrowed from the Federal Home Loan Bank (FHLB).

Maturities of advances from the FHLB for the five years ending after December 31, 2002, and thereafter, are summarized as follows:


                                          AMOUNT
                                          ------
                         2003           $  282,347
                         2004            1,296,281
                         2005              320,097
                         2006              342,617
                         2007               361,666
                         Thereafter      16,582,330
                                        -----------
                                        $19,185,338
                                        ===========

Interest rates on FHLB advances ranged from 4.89 percent to 7.72 percent. At December 31, 2002, the weighted average interest rate on FHLB advances was 6.69 percent.

As of December 31, 2002, a $3,000,000 advance from the FHLB maturing in 2015 is redeemable at par at the option of the FHLB on January 7, 2003 and each calendar quarter thereafter.

Amortizing advances are being repaid in equal monthly payments and are being amortized from the date of the advance to the maturity date on a direct reduction basis.

Borrowings from the FHLB are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one to four family properties, certain unencumbered investment securities and other qualified assets.

NOTE 8 - OTHER BORROWED FUNDS
-----------------------------

Other borrowed funds consist of treasury tax and loan deposits and generally are repaid within one to 120 days from the transaction date.

NOTE 9 - INCOME TAXES
---------------------

The components of income tax expense are as follows for the years ended December 31:


                                               2002            2001            2000
                                            ----------      ----------      ----------

Current:
   Federal                                  $  920,469      $1,513,874      $2,086,337
   State                                        97,047          80,191          38,210
                                            ----------      ----------      ----------
                                             1,017,516       1,594,065       2,124,547
                                            ----------      ----------      ----------
Deferred:
   Federal                                      79,782        (162,866)       (253,043)
   State                                        36,885         (56,212)        (87,440)
   Change in the valuation allowance                            23,045          79,725
                                            ----------      ----------      ----------
                                               116,667        (196,033)       (260,758)
                                            ----------      ----------      ----------
      Total income tax expense              $1,134,183      $1,398,032      $1,863,789
                                            ==========      ==========      ==========


The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows for the years ended December 31:


                                                2002       2001       2000
                                               ------     ------     ------

                                                % of       % of       % of
                                               Income     Income     Income
                                               ------     ------     ------

Federal income tax at statutory rate            34.0%      34.0%      34.0%
Increase (decrease) in tax resulting from:
   Tax-exempt income                            (8.5)      (6.5)      (4.6)
   Dividends received deduction                  (.6)       (.4)       (.3)
   Unallowable expenses                           .6         .7         .2
   Amortization of goodwill                                 1.7        1.3
State tax, net of federal tax benefit            2.2         .3        (.6)
Change in valuation allowance                                .5        1.4
                                                ----       ----       ----
      Effective tax rates                       27.7%      30.3%      31.4%
                                                ----       ----       ----


The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of December 31:


                                                             2002             2001
                                                          ----------      ----------

Deferred tax assets:
   Allowance for loan losses                              $1,853,640      $2,111,553
   Deferred loan fees                                        144,487         155,543
   Interest on non-performing loans                          124,928          79,299
   Accrued employee benefits                                 198,896         200,903
   Deferred compensation                                      56,034
   Writedown of securities                                    52,941
   Minimum pension liability adjustment                      162,267          73,618
   Net unrealized holding loss on available-for-sale
    equity securities                                        248,513         231,643
   Other adjustments                                             670          10,408
                                                          ----------      ----------
     Gross deferred tax assets                             2,842,376       2,862,967
     Valuation allowance                                    (154,814)       (102,770)
                                                          ----------      ----------
                                                           2,687,562       2,760,197
                                                          ----------      ----------

Deferred tax liabilities:
   Accelerated depreciation                                 (208,833)       (197,939)
   Prepaid pensions                                         (116,204)       (135,471)
   Discount accretion                                         (1,434)         (2,504)
   Deferred gain on stock conversion                          (2,317)         (2,317)
   Net unrealized holding gain on available-for-sale
    debt securities                                         (509,051)       (219,827)
                                                          ----------      ----------
     Gross deferred tax liabilities                         (837,839)       (558,058)
                                                          ----------      ----------
Net deferred tax assets                                   $1,849,723      $2,202,139
                                                          ==========      ==========


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

The following tables set forth information about the plan as of December 31 and the years then ended:


                                                                               2002            2001
                                                                            ----------      ----------

Change in projected benefit obligation:
   Benefit obligation at beginning of year                                  $1,125,986      $1,199,450
   Interest cost                                                                70,896          77,745
   Actuarial loss                                                              106,111          86,454
   Expected distributions                                                     (113,185)       (237,663)
                                                                            ----------      ----------
      Benefit obligation at end of year                                      1,189,808       1,125,986
                                                                            ----------      ----------

Change in plan assets:
   Plan assets at estimated fair value at beginning of year                    830,561       1,048,186
   Actual return on plan assets                                                (44,745)         (5,274)
   Benefits paid                                                              (113,185)       (212,351)
                                                                            ----------      ----------
      Fair value of plan assets at end of year                                 672,631         830,561
                                                                            ----------      ----------

Funded status at end of year                                                  (517,177)       (295,425)
Unrecognized net actuarial loss                                                680,356         510,841
Unrecognized prior service cost                                                 34,365          21,189
Unamortized net obligation existing at date of adoption of SFAS No. 87          86,365          94,372
                                                                            ----------      ----------
      Net amount recognized                                                 $  283,909      $  330,977
                                                                            ==========      ==========

Amounts recognized in the balance sheet consist of:
   Prepaid benefit cost                                                     $  283,909      $  330,977
   Accrued benefit liability                                                  (517,177)       (295,425)
   Intangible asset                                                            120,730         115,561
   Accumulated other comprehensive loss before income tax benefit              396,447         179,864
                                                                            ----------      ----------
      Net amount recognized                                                 $  283,909      $  330,977
                                                                            ==========      ==========


The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.0% for 2002 and 2001. The weighted-average expected long-term rate of return on assets was 7.0% for 2002 and 2001.

Components of net periodic benefit cost:


                                                 2002         2001         2000
                                               -------      -------      -------

Interest cost on benefit obligation            $70,896      $77,745      $86,948
Expected return on assets                      (44,514)     (61,105)     (75,177)
Amortization of net transition obligation        8,007        8,007        8,007
Amortization of prior service cost             (13,176)     (13,176)     (13,176)
Recognized actuarial loss                       25,855       18,277       14,753
                                               -------      -------      -------
      Net periodic benefit cost                $47,068      $29,748      $21,355
                                               =======      =======      =======


Securities of the Company included in plan assets as of December 31, 2002 and 2001 consist of 3,730 shares of Slade's Ferry Bancorp common stock with a market value of $49,833 and $55,950, respectively.

The Company has a 401(k) plan for eligible employees who attain age 21 and complete one year of service. The Company contributes a discretionary amount to be allocated to eligible participants. Current contributions vest fully after seven years of continuous service. The amount that may be deferred by the employees is limited by the amount that will not cause the plan to exceed IRS limitations. Contributions made by the Company charged to employee benefit expense amounted to $20,000, $17,500 and $15,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

The Company adopted a profit-sharing plan, ("Plan") effective October 1, 1998. The Company contributes amounts to the plan at the Company's discretion. Cost recognized by the Company for the profit-sharing plan amounted to $300,000, $300,000 and $150,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 11 - COMMITMENTS AND CONTINGENT LIABILITIES
------------------------------------------------

The Company is obligated under certain agreements issued during the normal course of business which are not reflected in the accompanying consolidated financial statements.

The Company is obligated under various lease agreements covering branch offices and equipment. These agreements are considered to be operating leases. The total minimum rental due in future periods under these agreements is as follows as of December 31, 2002:


               2003                                  $110,785
               2004                                    55,113
               2005                                    33,759
                                                     --------
                   Total minimum lease payments      $199,657
                                                     ========

Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes and percentage increases in the consumer price index. The total rental expense amounted to $123,857 for 2002, $126,256 for 2001 and $123,316 for 2000.

The Massachusetts Department of Revenue ("DOR") has issued Notices of Intent to assess additional state excise taxes to several financial institutions in the Commonwealth that have established real estate investment trusts ("REIT") in their corporate structure. The DOR contends that dividends received by banks from REIT subsidiaries are fully taxable in Massachusetts. The Company believes that the Massachusetts statute that provides for the dividend received deduction of 95% of certain dividend distributions applies to dividends that have been made to banks by their REIT subsidiary. Slade's Ferry Trust Company formed a REIT subsidiary in 1999, Slade's Ferry Preferred Capital Corporation. The Bank received a notice from the DOR dated November 6, 2002 pertaining to tax year filings of 1999, 2000 and 2001. This notice assessed additional state excise taxes and interest due of $1,659,449. The Company has not recorded any expense for this notice in its financial statements at this time, and the Company intends to vigorously appeal any and all assessments.

In a matter that may affect the assessment described above, on March 5, 2003, the Commonwealth of Massachusetts enacted tax legislation that imposes taxes on the Bank for the above described dividends paid by the Bank's REIT to the Bank. The new tax, including interest, for the Bank is approximately $1,971,000 covering the years ending 1999, 2000, 2001 and 2002. The Company will expense this amount in its financial statements for the quarter ended March 31, 2003, net of the tax benefit of approximately $686,000. The Company believes the legislation will be challenged, especially the retroactive provisions, on constitutional and other grounds. The Company would support such a challenge and otherwise intends to defend vigorously its position.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Of the total standby letters of credit outstanding as of December 31, 2002, $36,375 are secured by deposits at the Bank.

The estimated fair values of the Company's financial instruments, all of which are held or issued for purposes other than trading, are as follows as of December 31:


                                                                  2002                               2001
                                                      -----------------------------     ----------------------------
                                                        Carrying          Fair             Carrying          Fair
                                                         Amount           Value             Amount           Value
                                                      ------------     ------------     ------------     -----------

Financial assets:
   Cash and cash equivalents                          $ 34,716,536     $ 34,716,536     $ 28,692,310     $ 28,692,310
   Interest bearing time deposits with other banks         200,000          200,000          100,000          100,000
   Available-for-sale securities                        65,907,926       65,907,926       79,105,537       79,105,537
   Held-to-maturity securities                          13,696,254       14,262,405       16,281,712       16,590,243
   Federal Home Loan Bank stock                          1,013,400        1,013,400        1,013,400        1,013,400
   Loans, net                                          259,816,056      261,470,000      248,017,635      252,172,000
   Accrued interest receivable                           1,492,591        1,492,591        1,953,989        1,953,989

Financial liabilities:
   Deposits                                            335,632,532      336,950,000      337,043,342      339,627,000
   FHLB advances                                        19,185,338       22,389,000       16,983,087       18,248,000
   Other borrowed funds                                                                      465,216          465,216


The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions. Accounting policies related to financial instruments are described in Note 2.

The notional amounts of financial instrument liabilities with off-balance sheet credit risk are as follows as of December 31:


                                                                           2002             2001
                                                                       -----------      -----------

Commitments to originate loans                                         $10,047,203      $14,812,646
Standby letters of credit                                                  636,400          638,371
Unadvanced portions of loans:
   Consumer loans (including credit card loans and student loans)          323,438        1,810,081
   Commercial real estate loans                                            257,913          150,754
   Home equity loans                                                     6,751,986        1,574,586
   Commercial loans                                                     15,481,747       12,224,353
   Construction loans                                                    8,223,751        7,756,973
                                                                       -----------      -----------
                                                                       $41,722,438      $38,967,764
                                                                       ===========      ===========


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

Reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income are as follows:


                                                                  Income          Shares        Per-Share
                                                                (Numerator)    (Denominator)     Amount
                                                                 ----------      ---------      ---------

Year ended December 31, 2002
   Basic EPS
     Net income and income available to common stockholders      $2,965,552      3,908,901       $ .76
     Effect of dilutive securities, options                                         25,781
                                                                 ----------      ---------
   Diluted EPS
     Income available to common stockholders and assumed
       conversions                                               $2,965,552      3,934,682       $ .75
                                                                 ==========      =========

Year ended December 31, 2001
   Basic EPS
     Net income and income available to common stockholders      $3,210,253      3,830,575       $ .84
     Effect of dilutive securities, options                                         13,116
                                                                 ----------      ---------
   Diluted EPS
     Income available to common stockholders and assumed
       conversions                                               $3,210,253      3,843,691       $ .84
                                                                 ==========      =========

Year ended December 31, 2000
   Basic EPS
     Net income and income available to common stockholders      $4,074,439      3,743,138       $1.09
     Effect of dilutive securities, options                                          3,112
                                                                 ----------      ---------
   Diluted EPS
     Income available to common stockholders and assumed
       conversions                                               $4,074,439      3,746,250       $1.09
                                                                 ==========      =========


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

In 2000, the Bank, as a result of an examination by the FDIC entered into a Memorandum of Understanding with the FDIC and the Massachusetts Division of Banks which provides, among other things, that the Bank (1) maintain a Tier I leverage capital ratio of not less than seven percent and a Tier I Risk-Based capital ratio of not less than nine percent and (2) develop specific plans and proposals for the reduction and improvement of lines of credit which are subject to adverse classification or special mention in the amount of $1,000,000 or more. During 2001, the Bank continued to operate under this informal agreement (Memorandum of Understanding) with the Federal Deposit Insurance Corporation and Massachusetts Commissioner of Banks. Following completion of the most recent joint examination in 2002, a revised Memorandum of Understanding was entered into to be implemented during the first and second quarters of 2003.

Under the revised agreement, the Bank agreed to address and implement certain plans, procedures, and policies. These include fully implementing the management plan detailed in the completed management assessment. In addition, the Bank agreed to revise and implement loan and credit administration policies, including a written classified and criticized asset reduction plan and a revised loan policy providing for standards applicable to lending concentrations. During the life of the agreement, the Bank must maintain a seven (7) percent Tier 1 leverage capital ratio.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2002, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company's and the Bank's actual capital amounts and ratios are also presented in the table.


                                                                                                 To Be Well
                                                                                              Capitalized Under
                                                                         For Capital          Prompt Corrective
                                                      Actual           Adequacy Purposes:     Action Provisions:
                                                -----------------      ------------------     -----------------
                                                Amount      Ratio      Amount      Ratio      Amount      Ratio
                                                ------      -----      ------      -----      ------      -----
                                                                                        (Dollar amounts in thousands)

As of December 31, 2002:
   Total Capital (to Risk Weighted Assets):
      Consolidated                             $41,540      14.84%     $22,291     >8.0%       N/A
      Slade's Ferry Trust Company               35,240      12.63       22,208     >8.0       $27,760      >10.0%

   Tier 1 Capital (to Risk Weighted Assets):
      Consolidated                              38,040      13.59       11,146     >4.0        N/A
      Slade's Ferry Trust Company               31,753      11.38       11,104     >4.0        16,656       >6.0

   Tier 1 Capital (to Average Assets):
      Consolidated                              38,040       9.48       16,053     >4.0        N/A
      Slade's Ferry Trust Company               31,753       8.00       15,868     >4.0        19,835       >5.0



                                                                                                  To Be Well
                                                                                              Capitalized Under
                                                                         For Capital          Prompt Corrective
                                                      Actual           Adequacy Purposes:     Action Provisions:
                                                -----------------      ------------------     -----------------
                                                Amount      Ratio      Amount      Ratio      Amount       Ratio
                                                ------      -----      ------      -----      ------      -----
                                                                 (Dollar amounts in thousands)

As of December 31, 2001:
   Total Capital (to Risk Weighted Assets):
      Consolidated                             $39,393      14.43%     $21,832     >8.0%       N/A
      Slade's Ferry Trust Company               34,046      12.55       21,697     >8.0       $27,122      >10.0%

   Tier 1 Capital (to Risk Weighted Assets):
      Consolidated                              35,956      13.18       10,916     >4.0        N/A
      Slade's Ferry Trust Company               30,630      11.29       10,849     >4.0        16,273       >6.0

   Tier 1 Capital (to Average Assets):
      Consolidated                              35,956       8.98       16,025     >4.0        N/A
      Slade's Ferry Trust Company               30,630       7.74       15,834     >4.0        19,793       >5.0


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

As of December 31, 2002 the Bank would be restricted from declaring dividends in an amount greater than approximately $13,032,000 as such declaration would decrease capital below the Bank's required minimum level of regulatory capital.

NOTE 16 - STOCK OPTION PLAN
---------------------------

As of December 31, 2002 the Company has a stock option plan (Plan). The Plan is divided into two separate equity incentive programs, a Discretionary Grant Program and an Automatic Grant Program. The maximum number of shares of common stock issuable over the term of the Plan may not exceed 275,625 shares and the maximum aggregate number of shares issuable under both programs in any plan year may not exceed 55,125 shares. Unless sooner terminated by the Board, the Plan will in all events terminate on March 11, 2006.

Under the Discretionary Grant Program, key employees, including officers, may be granted incentive stock options to purchase shares of common stock of the Company. The option exercise price per share may not be less than one hundred percent of the fair market value of common stock at grant date and options generally become exercisable in periodic installments over the optionee's period of service. Two types of stock appreciation rights are authorized for issuance: (1) tandem rights, which require the option holder to elect between the exercise of the underlying option for shares of common stock and the surrender of such option for an appreciation distribution and
(2) limited rights, which are automatically exercised upon the occurance of a hostile takeover.

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

The Company applies APB Opinion 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its stock option plan except for $66,437 and $12,490 in stock appreciation paid in 2002 and 2001, respectively, to participants who surrendered their options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended December 31, 2002, 2001 and 2000: dividend yield of 3.2 percent in 2002, 3.5 percent in 2001 and 2 percent in 2000; expected volatility of 30 percent in 2002, 23 percent in 2001 and 23 percent in 2000; risk-free interest rate of 5 percent in 2002,
4.93 percent in 2001 and 6.37 percent in 2000; and expected lives of 5 years in 2002, 5 years in 2001 and 5 years in 2000.

A summary of the status of the Company's stock option plan as of December 31 and changes during the years then ending are presented below:


                                           2002                        2001                        2000
                                  -------------------------   -------------------------   ------------------------
                                           Weighted-Average            Weighted-Average            Weighted-Average
       Options                    Shares    Exercise Price    Shares    Exercise Price    Shares    Exercise Price
------------------------          ------   ----------------   ------   ----------------   ------   ----------------

Outstanding at beginning
   of year                        170,628      $11.41         135,345      $11.85         102,954       $12.64
Granted                            28,000       14.15          43,500        9.50          41,500        10.00
Exercised                          (9,712)       8.48               0           0          (1,654)        8.48
Forfeited                         (10,300)      13.01               0           0          (7,455)       13.21
Surrendered for stock
   appreciation value             (14,028)       9.50          (8,217)       8.48               0
                                   ------                       -----                       -----
Outstanding at end
   of year                        164,588       12.12         170,628       11.41         135,345        11.85

Options exercisable at
   year-end                       164,588                     170,628                     135,345
Weighted-average fair
   value of options granted
   during the year               $   3.59                    $   1.85                    $   2.76


The following table summarizes information about fixed stock options outstanding as of December 31, 2002:



                        Options Outstanding and Exercisable
      --------------------------------------------------------------------------
                                           Weighted-Average
                            Number             Remaining        Weighted-Average
      Exercise Price      Outstanding      Contractual Life      Exercise Price
      --------------      -----------      ----------------      --------------

          $16.19            24,413             .3 years              $16.19
           12.86            35,175            1.3 years               12.86
           10.00            37,500            2.3 years               10.00
            9.50            39,500            3.3 years                9.50
           14.15            28,000            4.3 years               14.15
                           -------
                           164,588            2.4 years               12.12
                           =======


NOTE 17 - MINORITY INTEREST IN SUBSIDIARY
-----------------------------------------

In 1999 the Bank formed a subsidiary, Slade's Ferry Preferred Capital Corporation (SFPCC) which issued to the Bank 1,000 shares of SFPCC common stock. No other shares of SFPCC common stock have been issued. SFPCC also issued to the Bank 1,000 shares of SFPCC 8% Cumulative Non-Convertible Preferred Stock (the "Preferred Stock"). No other shares of SFPCC preferred stock have been issued. Minority interest in subsidiary consists of 108 shares, at a stated value of $500 per share, of the preferred stock owned by the Bank. These shares were issued in 1999 to directors and employees of the Bank. All voting rights of SFPCC vest exclusively with its common stockholder, the Bank. The preferred stock has a liquidation value of $500 per share. The holders of the preferred stock are entitled to receive dividends, when, as and if declared by the Board of Directors of the SFPCC. Such dividends declared accumulate and are paid on such date as determined by the Board of Directors of the Bank.

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

                            SLADE'S FERRY BANCORP
                            ---------------------
                            (Parent Company Only)

                       CONDENSED FINANCIAL STATEMENTS
                       ------------------------------


Balance sheets                                                                               December 31,
                                                                                         2002            2001
                                                                                     -----------      -----------

ASSETS
------
Cash                                                                                 $ 2,091,213      $   813,138
Money market mutual fund                                                                                   50,046
                                                                                     -----------      -----------
      Cash and cash equivalents                                                        2,091,213          863,184
Investments in available-for-sale securities (at fair value)                           4,517,685        4,775,744
Investment in subsidiary, Slade's Ferry Trust Company                                 34,918,305       33,110,950
Premises and equipment                                                                     5,043           10,289
Accrued interest receivable                                                               32,178           60,821
Other assets                                                                             561,054           78,697
                                                                                     -----------      -----------
      Total assets                                                                   $42,125,478      $38,899,685
                                                                                     ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Due to subsidiary                                                                    $   453,414      $    63,810
Other liabilities                                                                        500,740          369,744
                                                                                     -----------      -----------
      Total liabilities                                                                  954,154          433,554
                                                                                     -----------      -----------
Stockholders' equity:
   Common stock, par value $.01 per share; authorized
     10,000,000 shares; issued and outstanding 3,937,762.9
     shares in 2002 and 3,869,924.9 shares in 2001                                        39,378           38,700
   Paid-in capital                                                                    27,693,199       26,761,997
   Retained earnings                                                                  13,449,655       11,892,623
   Accumulated other comprehensive loss                                                  (10,908)        (227,189)
                                                                                     -----------      -----------
      Total stockholders' equity                                                      41,171,324       38,466,131
                                                                                     -----------      -----------
      Total liabilities and stockholders' equity                                     $42,125,478      $38,899,685
                                                                                     ===========      ===========


Statements of income

                                                                               Years Ended December 31,
                                                                        2002             2001            2000
                                                                    -----------      -----------      -----------

<s>                                                                 <c.              <c>              <c>
Dividends from subsidiary                                           $ 1,400,000      $ 1,685,000      $ 1,500,000
Interest and dividends on securities:
   Taxable                                                              200,692          223,801          180,766
Other interest income                                                       413           10,315            9,537
Gain on sale of available-for-sale securities, net                       89,861
Management fee income from subsidiary                                   541,065          393,408          441,750
                                                                    -----------      -----------      -----------
      Total income                                                    2,232,031        2,312,524        2,132,053
                                                                    -----------      -----------      -----------
Salaries and employee benefits                                          576,782          368,405          394,654
Shareholder relations expense                                            45,140           75,743           85,479
Other expense                                                           258,145           68,408           94,479
                                                                    -----------      -----------      -----------
      Total expense                                                     880,067          512,556          574,612
                                                                    -----------      -----------      -----------
Income before income tax expense (benefit) and equity in
  undistributed net income of subsidiary                              1,351,964        1,799,968        1,557,441
Income tax expense (benefit)                                            (17,769)          48,421           24,635
                                                                    -----------      -----------      -----------
Income before equity in undistributed net income of subsidiary        1,369,733        1,751,547        1,532,806
Equity in undistributed net income of subsidiary                      1,595,819        1,458,706        2,541,633
                                                                    -----------      -----------      -----------
Net income                                                          $ 2,965,552      $ 3,210,253      $ 4,074,439
                                                                    ===========      ===========      ===========


                            SLADE'S FERRY BANCORP
                            ---------------------
                            (Parent Company Only)

                STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                ---------------------------------------------

                Years Ended December 31, 2002, 2001 and 2000
                --------------------------------------------


                                                                                   Accumulated
                                                                                      Other
                                                                                  Comprehensive
                                          Common       Paid-in        Retained        Income
                                           Stock       Capital        Earnings        (Loss)         Total
                                          -------    -----------    -----------    -----------    -----------

Balance, December 31, 1999                $35,204    $23,147,447    $ 9,635,213    $(1,153,618)   $31,664,246
Comprehensive income:
   Net income                                                         4,074,439
   Other comprehensive income                                                          532,932
      Comprehensive income                                                                          4,607,371
Issuance of common stock from dividend
   reinvestment plan                          749        739,805                                      740,554
Stock issuance relating to optional
   cash contribution plan                     157        151,124                                      151,281
Stock options exercised                        17         14,009                                       14,026
Issuance of 5% common stock dividend        1,768      1,832,835     (1,836,628)                       (2,025)
Dividends declared ($.40 per share)                                  (1,501,080)                   (1,501,080)
                                          -------    -----------    -----------    -----------    -----------
Balance, December 31, 2000                 37,895     25,885,220     10,371,944       (620,686)    35,674,373
Comprehensive income:
   Net income                                                         3,210,253
   Other comprehensive income                                                          393,497
      Comprehensive income                                                                          3,603,750
Issuance of common stock from dividend
   reinvestment plan                          732        803,201                                      803,933
Stock issuance relating to optional
   cash contribution plan                      73         73,576                                       73,649
Dividends declared ($.44 per share)                                  (1,689,574)                   (1,689,574)
                                          -------    -----------    -----------    -----------    -----------
Balance, December 31, 2001                 38,700     26,761,997     11,892,623       (227,189)    38,466,131
Comprehensive income:
   Net income                                                         2,965,552
   Other comprehensive income                                                          216,281
      Comprehensive income                                                                          3,181,833
Issuance of common stock from dividend
   reinvestment plan                          472        675,841                                      676,313
Stock issuance relating to optional
   cash contribution plan                     100        138,012                                      138,112
Stock options exercised                       106         94,963                                       95,069
Tax benefit of stock options                              22,386                                       22,386
Dividends declared ($.36 per share)                                  (1,408,520)                   (1,408,520)
                                          -------    -----------    -----------    -----------    -----------
Balance, December 31, 2002                $39,378    $27,693,199    $13,449,655    $   (10,908)   $41,171,324
                                          =======    ===========    ===========    ===========    ===========


                            SLADE'S FERRY BANCORP
                            ---------------------
                            (Parent Company Only)

                Years Ended December 31, 2002, 2001 and 2000
                --------------------------------------------


                                                                               Statements of cash flows
                                                                        2002             2001            2000
                                                                    -----------      -----------      -----------

   Net income                                                       $ 2,965,552      $ 3,210,253      $ 4,074,439
   Adjustments to reconcile net income to net cash provided by operating activities:
      Undistributed net income of subsidiary                         (1,595,819)      (1,458,706)      (2,541,633)
      Amortization (accretion) of securities, net                         1,066           (1,562)          (9,490)
      Gain on sales of available-for-sale securities, net               (89,861)
      Depreciation and amortization                                       5,246            5,071            4,547
      (Increase) decrease in due from subsidiary                         10,380          217,987         (217,987)
      (Increase) decrease in interest receivable                         28,643          (13,021)         (21,515)
      Increase in income taxes receivable                              (434,229)         (77,353)
      (Increase) decrease in prepaid expenses                              (874)             993            9,599
      (Increase) decrease in other assets                                                  1,062             (406)
      Deferred tax expense (benefit)                                    (36,354)             328             (106)
      Increase (decrease) in taxes payable                                              (199,864)         222,274
      Increase in accrued expenses                                       35,554            1,115              244
      Increase in due to subsidiary                                     379,224           63,810
      Increase (decrease) in other liabilities                           96,528            6,300              (50)
      Stock issued in exchange for stock appreciation                    12,711
                                                                    -----------      -----------      -----------

   Net cash provided by operating activities                          1,377,767        1,756,413        1,519,916
                                                                    -----------      -----------      -----------

Cash flows from investing activities:
   Purchases of available-for-sale securities                        (6,517,023)      (4,257,414)        (888,418)
   Proceeds from maturities of available-for-sale securities          3,450,000        2,900,000
   Proceeds from sales of available-for-sale securities               3,421,905
   Proceeds from maturities of held-to-maturity securities                                                500,000
   Capital expenditures                                                                   (2,099)
                                                                    -----------      -----------      -----------

   Net cash provided by (used in) investing activities                  354,882       (1,359,513)        (388,418)
                                                                    -----------      -----------      -----------

Cash flows from financing activities:
   Net proceeds from issuance of common stock                           814,425          877,582          905,861
   Proceeds from exercise of stock options                               82,358
   Dividends paid                                                    (1,401,403)      (1,644,158)      (1,479,575)
   Fractional shares paid in cash                                                                          (2,025)
                                                                    -----------      -----------      -----------

   Net cash used in financing activities                               (504,620)        (766,576)        (575,739)
                                                                    -----------      -----------      -----------

Net increase (decrease) in cash and cash equivalents                  1,228,029         (369,676)         555,759
Cash and cash equivalents at beginning of year                          863,184        1,232,860          677,101
                                                                    -----------      -----------      -----------
Cash and cash equivalents at end of year                            $ 2,091,213      $   863,184      $ 1,232,860
                                                                    ===========      ===========      ===========

Supplemental disclosure:
   Income taxes paid (received)                                     $   452,814      $   325,310      $  (197,533)


NOTE 20 - Quarterly Results of Operations (UNAUDITED)
-----------------------------------------------------

Summarized quarterly financial data for 2002 and 2001 follows:


                                                 (In thousands, except earnings per share)
                                                             2002 Quarters Ended
                                                --------------------------------------------
                                                March 31    June 30     Sept. 30     Dec. 31
                                                --------    -------     --------     -------

Interest and dividend income                     $5,781      $5,544      $5,485      $5,227
Interest expense                                  2,212       2,013       1,974       1,729
                                                 ------      ------      ------      ------
   Net interest and dividend income               3,569       3,531       3,511       3,498
Provision (benefit) for loan losses                 188         188                    (686)
Other income                                        469         447       1,049         568
Other expense                                     2,772       3,798       2,972       3,310
                                                 ------      ------      ------      ------
   Income (loss) before income taxes              1,078          (8)      1,588       1,442
Income tax expense (benefit)                        296         (65)        337         566
                                                 ------      ------      ------      ------
   Net income                                    $  782      $   57      $1,251      $  876
                                                 ======      ======      ======      ======

Basic earnings per common share                   $0.20       $0.01       $0.32       $0.23
                                                  =====       =====       =====       =====
Earnings per common share assuming dilution       $0.20       $0.01       $0.32       $0.22
                                                  =====       =====       =====       =====

                                                 (In thousands, except earnings per share)
                                                             2001 Quarters Ended
                                                --------------------------------------------
                                                March 31    June 30     Sept. 30     Dec. 31
                                                --------    -------     --------     -------

Interest and dividend income                     $7,213      $6,939      $6,856      $6,316
Interest expense                                  3,315       3,261       3,084       2,667
                                                 ------      ------      ------      ------
   Net interest and dividend income               3,898       3,678       3,772       3,649
Provision for loan losses                           188         188         188         186
Other income                                        406         410         519         435
Other expense                                     2,857       2,898       2,889       2,765
                                                 ------      ------      ------      ------
   Income before income taxes                     1,259       1,002       1,214       1,133
Income tax expense                                  390         287         382         339
                                                 ------      ------      ------      ------
   Net income                                    $  869      $  715      $  832      $  794
                                                 ======      ======      ======      ======

Basic earnings per common share                   $0.23       $0.19       $0.22       $0.20
                                                  =====       =====       =====       =====
Earnings per common share assuming dilution       $0.23       $0.19       $0.22       $0.20
                                                  =====       =====       =====       =====


SLADE'S FERRY BANCORP AND SUBSIDIARY

BOARD OF DIRECTORS
--------------------------
Slade's Ferry Bancorp -
Slade's Ferry Trust Company

Thomas B. Almy
Architect

Peter G. Collias, Esquire
Clerk/Secretary of Bancorp and Bank
Law Office of Peter G. Collias

Donald T. Corrigan
Chairman of the Board of Bancorp
Chairman of the Board of Bank

Melvyn A. Holland
Treasurer
Rosenfield Raymon Restivo PC
Certified Public Accountants

Mary Lynn D. Lenz
President/Chief Executive Officer -
Sladle's Ferry Bancorp
President/Chief Executive Officer -
Slade's Ferry Trust Co.

William Q. MacLean, Jr.
Account Executive
Sylvia Group

Francis A. Macomber
President - LeComtes Dairy, Inc.

Majed Mouded MD
Physician

Shaun O'Hearn, Sr.
President - Bolger & O'Hearn Inc.

Lawrence J. Oliveira DDS
Orthodontist

Peter Paskowski
Past President of Bank

Kenneth R. Rezendes
Vice Chairman of Bancorp
Chairman - K.R. Rezendes, Inc.

William J. Sullivan
President - Sullivan Funeral Homes, Inc.

Charles Veloza
Past President - Charlie's Oil Co., Inc.

David F. Westgate
President
Quequechan Management Corp.

OFFICERS
--------
Slade's Ferry Bancorp

Donald T. Corrigan
Chairman of the Board

Kenneth R. Rezendes
Vice Chairman

Mary Lynn D. Lenz
President/Chief Executive Officer

Edward Bernardo, Jr.
Treasurer

EXECUTIVE MANAGEMENT
Slade's Ferry Trust Company

Mary Lynn D. Lenz
President
Chief Executive Officer

James H. Amidon
Vice President

Edward Bernardo, Jr.
Vice President/Treasurer

Joseph Gesualdo
Vice President

Donna Sosnowski
Senior Vice President

Manuel J. Tavares
Senior Vice President

OFFICERS
Slade's Ferry Trust Company

Isola A. Anctil
Assistant Vice President
Assistant Clerk/Secretary

Cherie Ashton
Assistant Vice President

Maria C. Barbosa
Vice President

Kelli A. Bienvenue
Assistant Treasurer

Catherine Blakey
Assistant Vice President

Paula M. Botelho
Assistant Vice President

Michelle Caron
Assistant Treasurer

Peter G. Collias
Corporate Secretary

David J. Costa
Assistant Vice President

Sandra Curtis
Compliance Review Officer
Luisa DiManno
Assistant Treasurer

Joseph J. Ganem
Vice President

Arthur R. Gauthier
Vice President

Russell F. Godin
Vice President

Elaine M. Guillemette
Assistant Vice President

Mark F. Harriman
Vice President

Raymond C. Harris
Vice President

Robert C. Howard, Jr.
Vice President

Cecelia M. Machado
Senior Vice President/Auditor

Carol A. Martin
Senior Vice President

Charlotte C. Nadeau
Assistant Vice President

Jeannine M. Paliotti
Vice President

Fatima M. Rapoza
Assistant Vice President

Michelle Rivera
Assistant Treasurer

Joanne Sandner
Assistant Treasurer

Deborah A. Silvia
Assistant Treasurer

Eduardo F. Sousa
Assistant Vice President

Nancy E. Stokes
Vice President

Mary M. Sullivan
Vice President

Richard Van Blarcom
Vice President

CORPORATE HEADQUARTERS

Slade's Ferry Bancorp
100 Slade's Ferry Avenue
Somerset, Massachusetts 02726
Tel. (508) 675-2121
Fax (508) 675-1751
Web site:  www.sladesferry.com

BRANCH LOCATIONS

Fairhaven, MA
-------------
75 Huttleston Avenue

Fall River, MA
--------------
249 Linden Street
855 Brayton Avenue
1601 South Main Street

New Bedford, MA
---------------
838 Pleasant Street
833 Ashley Boulevard

Seekonk, MA
-----------
1400 Fall River Avenue (Rte. 6)

Somerset, MA
------------
100 Slade's Ferry Avenue
2722 County Street
Somerset High School

Swansea, MA
-----------
Swansea Mall
2388 G.A.R. Highway


LOAN PRODUCTION OFFICE

Slade's Ferry Loan Co.
188 Airport Road
Warwick, RI  02889
Tel. (401) 732-3222

GENERAL COUNSELS

Atty. Peter G. Collias
84 North Main Street
Fall River, Massachusetts 02720
Tel. (508) 675-7894

Thomas H. Tucker, Esq.
459 Washington Street
Suite 27
Duxbury, Massachusetts 02332
Tel. (781) 934-8200


INDEPENDENT CERTIFIED
PUBLIC ACCOUNTANTS

Shatswell, MacLeod and Company, P.C.
Certified Public Accountants
83 Pine Street
West Peabody, Massachusetts 01960
Tel. (978) 535-0206



FORM 10-K

Additional copies of the annual report on form 10-K, filed by Slade's Ferry Bancorp for 2002, with the Securities and Exchange Commission may be obtained without charge by writing to:

Shareholder Services

Edward Bernardo, Jr., Treasurer
Slade's Ferry Bancorp
100 Slade's Ferry Avenue
Somerset, MA  02726


SHAREHOLDER SERVICES

Slade's Ferry Bancorp
100 Slade's Ferry Avenue
Somerset, Massachusetts 02726
Tel. (508) 675-2121


ANNUAL MEETING

The Annual Meeting of Stockholders of Slade's Ferry Bancorp will be held at 6:30 p.m. on April 14, 2003 at the Venus de Milo Restaurant, 75 G.A.R. Highway, Swansea, Massachusetts.


DIVIDEND REINVESTMENT PLAN

The Plan provides for

*   Reinvestment of all of the dividends
*   Voluntary cash contributions
    of up to $5,000 annual,
    minimum $100.
*   No service fees or commissions

Information may be obtained by contacting Shareholder Services at
(508) 675-2121.


STOCK TRADING

The common stock of Slade's Ferry Bancorp is listed on the NASDAQ Small Cap Market under the symbol SFBC.

                                Exhibit Index
                                -------------

Exhibit No.   Description                                              Item
-----------   -----------                                              ----

3.1           Articles of Incorporation of Slade's Ferry Bancorp        (1)
              as amended

3.2           By-laws of Slade's Ferry Bancorp as amended               (2)

10.1          Slade's Ferry (formerly Weetamoe) Bancorp 1996 Stock      (3)
              Option Plan as amended

10.2          Noncompetition Agreement between Slade's Ferry Trust      (4)
              Company and Edward S. Machado (A substantially identical contract exists with Peter Paskowski)

10.3          Supplemental Executive Retirement Agreement between       (5)
              Slade's Ferry (formerly Weetamoe) Bancorp and
              Donald T. Corrigan

10.4 Supplemental Executive Retirement Agreement as amended between Slade's Ferry (formerly Weetamoe) Bancorp and James D. Carey

10.5          Supplemental Executive Retirement Agreement between       (2)
              Slade's Ferry (formerly Weetamoe) Bancorp and
              Manuel J. Tavares

10.6          Swansea Mall Lease                                        (4)

10.7          Form of Director Supplemental Retirement Program          (6)
              Director Agreement Exhibit 1 thereto (Slade's Ferry
              Trust Company Director Supplemental Retirement Program
              Plan) and Endorsement Method Split Dollar Plan Agreement thereunder for Thomas B. Almy. (Similar forms of agreement entered into between Slade's Ferry Trust Company and the other directors)

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

10.10         Severance Agreement ("Release of All Demands") with
              James D. Carey

21            List of subsidiaries of Slade's Ferry Bancorp             (9)

23            Consent of Independent Public Accounts

============================================================


(1) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with the Commission on April 14, 1997.
(2) Incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1996.
(3) Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended March 31, 1996.
(4) Incorporated by reference to the Registrant's Registration Statement on Form S-4 File No. 33-32131.
(5) Incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1994.
(6) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended March 31, 1999.
(7) Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended June 30, 1998.
(8) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 2000.
(9) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1999