Form 10-Q
period 2003-03-31
SLADES FERRY BANCORP
filed 2003-05-15
CIK 857499

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                  FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended March 31, 2003
                  --------------

Commission file number 000-23904
                       ---------

                            SLADE'S FERRY BANCORP
                            ---------------------
           (Exact name of registrant as specified in its charter)


         Massachusetts                            04-3061936
-         -------------                           ----------
  (State or other jurisdiction                (I.R.S. Employer
of incorporation or organization)          Identification Number)


100 Slade's Ferry Avenue                      02726
Somerset, Massachusetts                       -----
------------------------                    (Zip Code)
(Address of principal
  executive offices)


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

      Yes [X]                                     No [ ]
      -------                                     ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

   Common stock ($.01 par value) 3,953,309.576 shares as of March 31, 2003.
   ------------------------------------------------------------------------

                                   PART I

ITEM 1

Financial Statements
--------------------

                    SLADE'S FERRY BANCORP AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   March 31, 2003      December 31, 2002
                                                   -------------------------------------
                                                    (Unaudited)

ASSETS:
Cash, due from banks and
 interest-bearing demand
 deposits with other banks                          $ 21,825,096         $ 14,993,969
Money market mutual funds                                 73,399              222,567
Federal Home Loan Bank
overnight deposit                                      5,000,000           10,000,000
Federal funds sold                                    12,500,000            9,500,000
                                                    ---------------------------------
  Cash and Cash Equivalents                           39,398,495           34,716,536
Interest-bearing time
deposits with other banks                                200,000              200,000
Investment securities (1)                             13,337,730           13,696,254
Investment securities available-for-sale(2)           59,760,817           65,907,926
Federal Home Loan Bank stock                           1,237,500            1,013,400
Loans, net                                           268,411,377          259,816,056
Premises and equipment                                 6,096,519            6,067,879
Goodwill                                               2,173,368            2,173,368
Accrued interest receivable                            1,485,251            1,492,591
Cash surrender value of life insurance                10,082,831            9,750,661
Other assets                                           2,708,239            3,540,312
                                                    ---------------------------------
TOTAL ASSETS                                        $404,892,127         $398,374,983
                                                    =================================
LIABILITIES & STOCKHOLDERS' EQUITY:
Deposits                                            $342,774,499         $335,632,532
Federal Home Loan Bank advances                       19,116,595           19,185,338
Other liabilities                                      2,528,822            2,336,109
                                                    ---------------------------------
TOTAL LIABILITIES                                    364,419,916          357,153,979
                                                    ---------------------------------
Preferred stockholders' equity in a
 Subsidiary company                                       54,000               54,000
STOCKHOLDERS' EQUITY:
Common stock                                              39,534               39,378
Paid in capital                                       27,909,728           27,693,199
Retained earnings                                     12,397,357           13,445,335
Accumulated other comprehensive income (loss)             71,592              (10,908)
                                                    ---------------------------------

TOTAL STOCKHOLDERS' EQUITY                            40,418,211           41,167,004
                                                    ---------------------------------
TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY                                $404,892,127         $398,374,983
                                                    =================================



<F1>  Investment securities are to be held to maturity and have a fair market value of $14,016,909 as of March 31, 2003 and $14,262,405 as of December 31, 2002.
<F2>  Securities classified as available-for-sale are stated at fair value with any unrealized gains or losses reflected as an adjustment in Stockholders' Equity, net of tax effect.


The accompanying notes are an integral part of these condensed consolidated financial statements.

                    SLADE'S FERRY BANCORP AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND EXPENSE
                                 (UNAUDITED)
                          3 MONTHS ENDING MARCH 31,


                                                   2003          2002
                                                ------------------------

INTEREST AND DIVIDEND INCOME:
Interest and fees on loans                      $4,166,512    $4,519,745
Interest and dividends on investments              848,949     1,201,182
Other interest                                      45,323        59,635
                                                ------------------------
  Total interest and dividend income             5,060,784     5,780,562
                                                ------------------------
INTEREST EXPENSE:
Interest on deposits                             1,227,793     1,948,982
Interest on Federal Home Loan Bank
 and other borrowed funds                          317,493       263,272
                                                ------------------------
  Total interest expense                         1,545,286     2,212,254
                                                ------------------------
  Net interest and dividend income               3,515,498     3,568,308
Provision for loan losses                          141,000       187,500
                                                ------------------------
  Net interest and dividend income
   after provision for loan losses               3,374,498     3,380,808
                                                ------------------------
OTHER INCOME:
Service charges on deposit accounts                133,768       141,590
Overdraft service charges                          121,669        60,050
Loss on sales of available-for-sale securities     (40,918)       (2,818)
Increase in cash surrender value of
 life insurance policies                           108,170       114,636
Other income                                       151,977       155,772
                                                ------------------------
  Total other income                               474,666       469,230
                                                ------------------------
OTHER EXPENSE:
Salaries and employee benefits                   1,789,437     1,790,501
Occupancy expense                                  262,981       211,193
Equipment expense                                  123,165       125,450
Stationery and supplies                             60,204        74,564
Professional fees                                  242,880        63,151
Marketing expense                                   94,273       100,979
Other expense                                      427,306       406,013
                                                ------------------------
  Total other expense                            3,000,246     2,771,851
                                                ------------------------
Income before income taxes and
 extraordinary item                                848,918     1,078,187
Income taxes                                       256,032       296,265
                                                ------------------------
  Net Income before extraordinary item             592,886       781,922
Extraordinary item, net of income taxes         (1,285,066)            0
                                                ------------------------
  NET INCOME (LOSS)                             $ (692,180)   $  781,922
                                                ========================
Basic earnings (loss) per share:
  Income before extraordinary item              $     0.15    $     0.20
  Extraordinary item, net of income tax              (0.33)         0.00
                                                ------------------------
  Net income (loss)                             $    (0.18)   $     0.20
                                                ========================
Diluted earnings (loss)  per share:
  Income before extraordinary item              $     0.15    $     0.20
  Extraordinary item, net of income tax              (0.32)         0.00
                                                ------------------------
  Net income (loss)                             $    (0.17)   $     0.20
                                                ========================
Basic average shares outstanding                 3,948,584     3,879,855
                                                ========================
Diluted average shares outstanding               3,974,797     3,913,569
                                                ========================
Dividends per share                             $     0.09    $     0.09
                                                ========================
Comprehensive Income (Loss)  (1)                $ (609,680)   $  418,331
                                                ========================



<F1>  Calculated using the change in accumulated other comprehensive income
      (loss) for the period and net income (loss) for the period.


The accompanying notes are an integral part of these condensed consolidated financial statements.

                    SLADE'S FERRY BANCORP AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                        Three Months Ended March 31,
                        ----------------------------
                                 (Unaudited)


                                                               2003             2002
                                                           -----------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                          $  (692,180)      $   781,922
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Accretion, net of amortization of securities                  48,396            30,885
  Loss on sales of available-for-sale securities, net           40,918             2,818
  Change in unearned income                                    (14,897)          (42,675)
  Provision for loan losses                                    141,000           187,500
  Depreciation and amortization                                151,015           152,139
  Increase in cash surrender value
   of life insurance policies                                 (108,170)         (114,636)
  Decrease in taxes receivable                                 857,305                 0
  Deferred tax expense                                          52,940                 0
  (Increase) decrease in other assets                           (5,068)           66,266
  (Increase) decrease in prepaid expenses                      (31,528)           39,041
  (Increase) decrease in interest receivable                     7,340           (77,849)
  Increase (decrease) in other liabilities                     (30,923)           21,257
  Decrease in accrued expenses                                (216,993)          (80,981)
  Increase (decrease) in interest payable                      (17,565)            5,041
  Increase in taxes payable                                    456,795           102,346
  Decrease in minority interest in subsidiary                        0            (1,500)
                                                           -----------------------------
  Net cash provided by operating activities                $   638,385       $ 1,071,574
                                                           -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of available-for-sale securities                (6,502,300)       (6,346,491)
  Proceeds from maturities of
   available-for-sale securities                            12,603,546         7,228,248
  Purchases of held-to-maturity securities                    (927,105)       (1,429,214)
  Proceeds from maturities of
   held-to-maturity securities                               1,281,502         3,244,133
  Purchase of Federal Home Loan Bank stock                    (224,100)                0
  Net (increase) decrease in loans                          (8,735,956)        1,520,474
  Recoveries of loans previously charged off                    14,532             8,793
  Capital expenditures                                        (178,055)          (67,409)
  Investment in life insurance policies                       (224,000)                0
                                                           -----------------------------
  Net cash provided by (used in) investing activities      $(2,891,936)      $ 4,158,534
                                                           -----------------------------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                    SLADE'S FERRY BANCORP AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                        Three Months Ended March 31,
                        ----------------------------
                                 (Unaudited)
                                 (Continued)


                                                               2003              2002
                                                           -----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Net increase in demand deposits, NOW,
   money market and savings accounts                       $ 7,243,537       $ 6,172,344
  Net decrease in time deposits                               (101,570)       (8,371,326)
  Advances on Federal Home Loan Bank borrowings,
   net of payments                                             (68,743)       (1,062,808)
  Net increase in other borrowed funds                               0           749,857
  Proceeds from issuance of common stock                       216,685           209,283
  Dividends paid                                              (354,399)         (347,281)
                                                           -----------------------------
  Net cash provided by (used in) financing activities      $ 6,935,510        (2,649,931)
                                                           -----------------------------
  Net increase in cash and cash equivalents                  4,681,959         2,580,177
  Cash and cash equivalents at beginning of year            34,716,536        28,692,310
                                                           -----------------------------
  Cash and cash equivalents at end of year                 $39,398,495       $31,272,487
                                                           =============================

SUPPLEMENTAL DISCLOSURES;
  Interest paid                                            $ 1,562,851       $ 2,207,213
  Income taxes paid (received)                             $   (52,690)      $   193,919


The accompanying notes are an integral part of these condensed consolidated financial statements.

    SLADE'S FERRY BANCORP AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS (UNAUDITED)

                               March 31, 2003

Note A - Basis of Presentation
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the management of Slade's Ferry Bancorp (the "Company"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Note B - Accounting Policies
----------------------------

The accounting principles followed by Slade's Ferry Bancorp and subsidiary and the methods of applying these principles which materially affect the determination of financial position, results of operations, or changes in financial position are consistent with those used for the year ended December 31, 2002.

The consolidated financial statements of Slade's Ferry Bancorp include its wholly-owned subsidiary, Slade's Ferry Trust Company, and its subsidiaries, Slade's Ferry Realty Trust, Slade's Ferry Securities Corporation, Slade's Ferry Preferred Capital Corporation, and Slade's Ferry Loan Company. All significant intercompany balances have been eliminated.

Note C - Stock Based Compensation
---------------------------------

At March 31, 2003, the Company has a stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income (except for appreciation from options surrendered), as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.


                                                       3 Months Ending March 31,
                                                            2003         2002
                                                         ----------------------
Net income (loss), as reported                           $(692,180)    $781,922
Deduct:  Total stock-based employee compensation
 expense determined under fair value based method
 for all awards, net of related tax effects                      0            0
                                                         ----------------------
Pro forma net income                                     $(692,180)    $781,922
                                                         ======================
Earnings (loss) per share:
  Basic - as reported                                    $    (.18)    $    .20
  Basic - pro forma                                      $    (.18)    $    .20
  Diluted - as reported                                  $    (.17)    $    .20
  Diluted - pro forma                                    $    (.17)    $    .20


Note D - Impact of New Accounting Standards
-------------------------------------------

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

In October 2002, the FASB issued SFAS No. 147 "Acquisitions of Certain Financial Institutions" an Amendment of SFAS Nos. 72 and 144 and FASB Interpretation No. 9, SFAS No. 72 "Accounting for Certain Acquisitions of Banking or Thrift Institutions" and FASB Interpretation No. 9 "Applying APB Opinions No. 16 and 17 "When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method" provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, SFAS No. 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS No. 147.
In addition, SFAS No. 147 amends SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used.

Paragraph 5 of SFAS No. 147, which relates to the application of the purchase method of accounting, is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions in paragraph 6 related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets were effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets were effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets in paragraphs 8-14 were effective on October 1, 2002, with earlier application permitted. There was no impact on the Company's consolidated financial statements on adoption of this Statement.

Note E - Contingency and Extraordinary Item
-------------------------------------------

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

In a matter that may affect the assessment described above, on March 5, 2003, the Commonwealth of Massachusetts enacted tax legislation that imposed taxes on the Bank for the above described dividends paid by the Bank's REIT to the Bank. The new tax, including interest, for the Bank is approximately $1,971,000 covering the years ending 1999, 2000, 2001 and 2002. The Company expensed this amount in its financial statements for the quarter ended March 31, 2003, net of the tax benefit of approximately $686,000 and classified it as an extraordinary item on the statement of income for the three months ended March 31, 2003. The Company believes the legislation will be challenged, especially the retroactive provisions, on constitutional and other grounds. The Company would support such a challenge and otherwise intends to defend vigorously its position.

ITEM 2

Management's Discussion and Analysis of Financial Condition and Results of
---------------------------------------------------------------------------
Operation
---------

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

Financial Condition
-------------------

Total assets increased by $6.5 Million, or 1.6% from $398.4 Million reported as of December 31, 2002 to $404.9 Million as of March 31, 2003. This increase in assets was primarily generated by deposit growth of $7.1 Million, offset by a decrease in stockholders' equity of $0.7 Million.

Cash and cash equivalents increased by $4.7 Million, from $34.7 Million reported as of year-end 2002 to $39.4 Million at March 31, 2003. Most of the increase in this category was in cash, due from banks, and interest-bearing demand deposits with other banks, which increased by $6.8 Million from $15.0 Million reported as of December 31, 2002 to $21.8 Million as of March 31, 2003. This increase of $6.8 Million was offset by decreases in investments in short-term federal funds sold, overnight deposits with the Federal Home Loan Bank, and money market mutual funds totaling $2.1 Million.

The investment portfolio represents the second largest component of the Company's assets and consists of securities in the Available-for-Sale category and securities in the Held-to-Maturity category. The designation of which category the security is to be classified is determined at the time of the purchase of the investment instrument.

Total investments comprised of both investment securities held-to-maturity and available-for-sale decreased by $6.5 Million from $79.6 Million reported at December 31, 2002 to $73.1 Million at March 31, 2003. The decrease in investments of $6.5 Million combined with the $7.1 Million increase in deposits provided the liquidity to fund loan growth and the increase in Cash and Cash Equivalents.

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

Investment Securities are securities that the Company will hold to maturity and are carried at amortized cost on the balance sheet, and are summarized as follows as of March 31, 2003:



                                        Amortized   Gross Unrealized   Gross Unrealized
(Dollars in Thousands)                  Cost Basis    Holding Gains     Holding Losses    Fair Value
----------------------------------------------------------------------------------------------------

Debt securities issued by states of
 the United States and political
 subdivisions of the states             $13,335           $679               $0            $14,014
Mortgage-backed securities                    2              0                0                  2
Other debt securities                         1              0                0                  1
--------------------------------------------------------------------------------------------------
  Total                                 $13,338           $679               $0            $14,017
==================================================================================================


Securities in the Available-for-Sale category are securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. These securities may be sold in response to interest rate changes, liquidity needs or other factors. Any unrealized gains or losses, net of taxes, are reflected in Stockholders' Equity as a separate component.

Investments in Available-for-Sale securities are carried at fair value on the balance sheet and are summarized as follows as of March 31, 2003:



                                                       Gains in       Losses in
                                                     Accumulated     Accumulated
                                                        Other           Other
                                        Amortized   Comprehensive   Comprehensive
(Dollars in Thousands)                 Cost Basis       Income          Income       Fair Value
-----------------------------------------------------------------------------------------------

Debt securities issued by the U. S.
 Treasury and other U. S.
 Government corporations and
 Agencies                                $25,625        $  239          $  2          $25,862
Marketable Equities                        3,672           223           959            2,936
Mortgage-backed securities                27,721           961             0           28,682
Corporate Bonds                            2,168           113             0            2,281
---------------------------------------------------------------------------------------------
Total                                    $59,186        $1,536          $961          $59,761
=============================================================================================


Effect on Stockholders' Equity as of March 31, 2003:
(In Whole Dollars)

      Unrealized gain on Available-for-Sale Securities        $575,178
      Less tax effect                                         (269,406)
      Net unrealized gain on Available-for-Sale Securities    $305,772

The Available-for-Sale category at March 31, 2003 had net unrealized gains net of taxes of $305,772 of which $1,310,842 are net unrealized gains (net of tax) attributed to securities of the U.S. Treasury, other U.S. Government corporations and agencies, corporate bonds, and mortgage-backed securities, and $735,664 are net unrealized losses (net of tax) attributable to marketable equity securities.

Securities of the U.S. Treasury, U.S. Government corporations and agencies, and mortgage-backed securities have little or no credit risk, other than being sensitive to changes in interest rates; and if held-to-maturity, these securities will mature at par. The Company amortizes premiums and accretes discounts over the life of the securities.

Marketable equity securities, however, have a greater risk as they are subject to rapid market fluctuations. These securities are constantly monitored and evaluated to determine their suitability for sale, retention in the portfolio, or possible writedowns due to impairment issues. Management minimizes its risk by limiting the total amount invested into marketable equity securities. At March 31, 2003, the amount invested in marketable equity securities was 4.0% of the total investment portfolio distributed over various business sectors.

Total net loans increased by $8.6 Million from $259.8 Million reported at December 31, 2002 to $268.4 Million at March 31, 2003. Residential real estate, home equity, and construction loan products increased during the three months ending March 31, 2003 as new and existing customers took advantage of the lower interest rate environment. In the first quarter of 2003, due to an aggressive advertising campaign to promote historically low home equity and mortgage rates, the Bank originated more than $11.0 Million in residential real estate loans, and $7.8 Million in home equity loans. These increases were partially offset by decreases in indirect auto loans and various commercial loans and credit lines. In addition, loan amortization, prepayment, and refinancing also offset some of the increase in new loan volume.

The composition of our loan portfolio continues to change. Loan demand for residential real estate and home equity loans continues to be strong, and commercial loan borrowers, due to the uncertainty of the economy, focus on refinancing existing debt at lower rates.

          INFORMATION WITH RESPECT TO NONACCRUAL AND PAST DUE LOANS AT MARCH 31, 2003 AND 2002 AND DECEMBER 31, 2002 AND 2001


<CAPTIOM>

                                                            At March 31,            At December 31,
-----------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                   2003         2002         2002         2001
-----------------------------------------------------------------------------------------------------

Nonaccrual Loans                                       $   509      $   887      $   635      $ 1,138
Loans 90 days or more past due and still accruing          194            0            8          444
Real estate acquired by foreclosure
 or substantively repossessed                                0            0            0            0
Percentage of nonaccrual loans to total gross loans       0.19%        0.35%        0.24%        0.45%
Percentage of nonaccrual loans, restructured loans,
 and real estate acquired by foreclosure or
 substantively repossessed to total assets                0.13%        0.22%        0.20%        0.34%
Percentage of allowance for loan losses
 to nonaccrual loans                                    979.57%      625.93%      764.20%      481.73%


The $0.5 Million in nonaccrual loans as of March 31, 2003 consists of $0.4 Million of real estate mortgages and $0.1 Million attributed to commercial loans. Nonaccrual loans include restructured loans of $119,000 at March 31, 2003.

The Company's nonperforming assets as a total increased by approximately $0.1 Million, from $0.6 Million reported on December 31, 2002 to $0.7 Million as of March 31, 2003. The Company considers nonaccrual loans, loans past due 90 days or more but still accruing, and real estate acquired by foreclosure or substantively repossessed as nonperforming assets.
Nonaccrual loans, which is the largest component of nonperforming assets, decreased by $125,840 during the three months ending March 31, 2003. Loans 90 day or more but still accruing increased by $185,768 during the first three months of 2003. These loans are expected to improve or pay off within the second quarter of 2003. As of March 31, 2003, there was no real estate acquired by foreclosure.

The percentage of nonaccrual loans to total gross loans decreased from 0.24% reported at year end 2002 to 0.19% at March 31, 2003 due to a decrease in the nonaccrual category. The percentage of nonaccrual loans and real estate acquired by foreclosure or substantively repossessed to total assets also decreased due to the decrease in nonaccrual loans.


       INFORMATION WITH RESPECT TO INTEREST ON NONACCRUAL AND PAST DUE LOANS AT MARCH 31, 2003 AND 2002 AND DECEMBER 31, 2002 AND 2001



                                                     At March 31,      At December 31,
--------------------------------------------------------------------------------------
(Dollars in Thousands)                             2003      2002      2002       2001
--------------------------------------------------------------------------------------

Nonaccrual Loans                                   $509       $887     $635      $1,138

Interest income that would have been recorded
 under original terms                                10         78      303         109

Interest income recorded during the period            3         64      121           6


The Company stops accruing interest on a loan once it becomes past due 90 days or more unless there is adequate collateral and the financial condition of the borrower is sufficient. When a loan is placed on nonaccrual status, all previously accrued but unpaid interest is reversed and charged against current income. Interest is thereafter recognized in that category only when payments are received and the loan becomes current.

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

At March 31, 2003, there were $2,299,825 of loans which the Company has determined to be impaired, with a related allowance for credit losses of $380,691. In addition, principal reductions, loan payoffs, charged off balances, loan upgrades, and a change in our impairment identification methodology are other factors resulting in a decrease of impaired loans.

There were no other loans classified for regulatory purposes at March 31, 2003 that management reasonably expects will materially impact future operating results, liquidity or capital resources.

                  ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES



                                          Three Months            Years Ended
                                         Ended March 31,          December 31,
---------------------------------------------------------------------------------
(Dollars in Thousands)                  2003        2002        2002        2001
---------------------------------------------------------------------------------
Balance at January 1                   $4,854      $5,484      $5,484      $4,766
Charge-offs:
  Commercial                               (0)       (263)       (336)        (73)
  Real estate - construction               (0)         (0)         (0)         (0)
  Real estate - mortgage                  (10)         (0)        (20)         (0)
  Installment/consumer                    (14)         (3)        (26)        (28)
---------------------------------------------------------------------------------
Total Charge-offs                         (24)       (266)       (382)       (101)
---------------------------------------------------------------------------------
Recoveries:
  Commercial                                6           4          17          14
  Real estate - construction                0           0           0           0
  Real estate - mortgage                    7           3          38          29
  Installment/consumer                      2           2           7          16
---------------------------------------------------------------------------------
Total Recoveries                           15           9          62          59
---------------------------------------------------------------------------------
Net Charge-offs                            (9)       (257)       (320)        (42)
---------------------------------------------------------------------------------
Additions charged to operations           141         188        (310)        750
---------------------------------------------------------------------------------
Balance at end of period               $4,986      $5,415      $4,854      $5,484
=================================================================================
Ratio of net charge-offs to
 average loans outstanding              (0.01%)     (0.10%)     (0.13%)     (0.02%)



The Allowance for Loan Losses at March 31, 2003 was $4,985,820, compared to $4,854,388 at year-end 2002. The Allowance for Loan Losses as a percentage of outstanding loans was 1.82% at March 31, 2003, and 1.83% at December 31, 2002.

The Company provides for loan losses to maintain the Allowance for Loan Losses at a level that management believes to be adequate to absorb losses inherent in the loan portfolio.

As the composition of our loan portfolio gradually changes from higher credit risk weighted loans, such as commercial real estate and commercial and industrial, to residential and home equity loans, less reserve allowance will be required. The Bank's provision recorded for the three months ending March 31, 2003 was $141,000, compared to $188,000 recorded from the same period in the previous year. Loans charged off were $382,000 in 2002, $101,000 in 2001, $24,000 in the three months ended March 31, 2003, and $266,000 for the same period in 2002. Recoveries of loans previously charged off were $62,000 in 2002, $59,000 in 2001, $15,000 in the three months ended March 31, 2003, and $9,000 for the same period in 2002. Management believes that the Allowance for Loan Losses of $4,985,820 is adequate to absorb any losses that are estimated to occur, due to the Bank's strong collateral position and the current asset quality.

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

                                      March 31, 2003           December 31, 2002          December 31, 2001
                                  -----------------------------------------------------------------------------
                                               Percent of                 Percent of                 Percent of
                                                Loans in                   Loans in                   Loans in
                                                 Each                       Each                       Each
                                                Category                   Category                   Category
                                                to Total                   to Total                   to Total
                                  Amount         Loans       Amount         Loans       Amount         Loans
                                  -----------------------------------------------------------------------------
                                                            (Dollars in Thousands)

Domestic:
  Commercial (5)                  $1,093(1)      11.15%      $1,155(1)      11.60%      $1,629(1)      17.91%
  Real estate - Construction          83          5.86%          70          5.31%          41          2.99%
  Real estate - mortgage           3,681(2)      80.87%       3,465(2)      80.48%       3,585(2)      74.77%
  Consumer(3)                        129(4)       2.12%         164(4)       2.61%         229(4)       4.33%
                                  --------------------------------------------------------------------------
                                  $4,986        100.00%      $4,854        100.00%      $5,484        100.00%
                                  ==========================================================================

------------------------------------

<F1>  Includes amounts specifically reserved for impaired loans of
      $322,945 as of  March 31, 2003, $412,761 as of December 31, 2002,
      and $780,029 as of December 31, 2001 as required by Financial Accounting Standard No. 114, Accounting for Impairment of Loans.

<F2>  Includes amounts specifically  reserved for impaired loans of
      $43,172 as of March 31, 2003, $34,757 as of December 31, 2002, and
      $413,663 as of December 31, 2001 as required by Financial Accounting Standard No. 114, Accounting for Impairment of Loans.

<F3>  Includes consumer, obligations of states and political subdivisions and other.

<F4>  Includes amounts specifically  reserved  for impaired loans of
      $14,574 as of  March 31, 2003, $29,606 as of December 31, 2002, and
      $1,632 as of December 31, 2001 as required by Financial Accounting Standard No. 114, Accounting for Impairment of Loans.

<F5>  Includes commercial, financial, agricultural and nonprofit loans.


The loan portfolio's largest segment of loans is commercial real estate loans, which represent 45% of gross loans. Residential real estate, represents 37% of gross loans. The Company requires a loan to value ratio of 80% in both commercial and residential mortgages. These mortgages are secured by real properties which have a readily ascertainable appraised value.

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

Real estate construction loans comprise both residential and commercial construction loans throughout our market area.

Commercial loans consist of loans predominantly collateralized by inventory, furniture and fixtures, and accounts receivable. In assessing the collateral for this type of loan, management applies a 50% liquidation value to inventories; 25% to furniture, fixtures and equipment; and 70% to accounts receivable less than 90 days of invoice date. Commercial loans represent 11% of the loan portfolio as of March 31, 2003, compared to 17% as of March 31, 2002.

Consumer loans are both secured and unsecured borrowings and represent only 2% of the total loan portfolio as of March 31, 2003. These loans have a higher degree of risk than residential mortgage loans. The underlying collateral of a secured consumer loan tends to depreciate in value. Consumer loans are typically made based on the borrower's ability to repay the loan through continued financial stability. The Company endeavors to minimize risk by reviewing the borrower's repayment history on past debts, and assessing the borrower's ability to meet existing obligations on the proposed loans.

The allocation of the Allowance for Loan Losses is based on management's judgement of estimated losses in the respective portfolios. While management has allocated reserves to various portfolio segments, the Allowance is general in nature and is available for the portfolio in its entirety.

Total deposits at March 31, 2003 were $342.8 Million, an increase of $7.2 Million, compared to $335.6 Million at December 31, 2002. The Bank's first quarter campaign to promote money market accounts has been successful, generating more than $8.9 Million in deposits. More than three-quarters of accounts opened during the quarter were new account relationships.


Results of Operations
---------------------

The Company's operating performance is dependent on net interest and dividend income, which is the difference between interest income earned on loans and investments and interest expense paid on deposits and borrowed funds. The level of net interest income achieved is significantly impacted by several factors such as economic conditions, interest rates, asset/liability management, and corporate tax and strategic planning. Net interest and dividend income for March 31, 2003 decreased by $52,810 to $3,515,498 when compared to $3,568,308 recorded during the same period in 2002. Total interest and dividend income decreased by $719,778 partially offset by a decrease in total interest expense of $666,968. The Company's net interest margin decreased by 4 basis points from 3.97% reported at March 31, 2002 to 3.93% as of March 31, 2003.

The Provision for Loan Losses is a charge against earnings and funds the Allowance for Loan Losses. It is management's desire to maintain the Allowance for Loan Losses at a level that is adequate to absorb inherent losses within the loan portfolio. In determining the appropriate level of the allowance for loan losses, management takes into consideration past and anticipated loss experience, prevailing economic conditions, evaluations of underlying collateral, and the volume of the loan portfolio and balance of nonperforming and classified loans. Management assesses the allowance for loan losses at least on a monthly basis. After a thorough and detailed analysis and assessment during the first quarter of 2003, the allowance for loan losses was considered adequate to absorb inherent losses within the loan portfolio. The Bank's provision during the three month period ending March 31, 2003 was $141,000, compared to $187,500 for the same period in 2002.

Total Other Income increased by $5,436 for the first three months in 2003, when compared to the same period in 2002. Service charges on both deposit accounts and overdrafts combined increased by $53,797. This increase in service charge income was partially offset by a $40,918 net loss recognized on the sale of a certain equity security. After a downgrade in the rating, and a negative outlook on the Company's future performance, management felt it prudent to sell this stock and recognize a loss. There was a decrease of $6,466 in the cash surrender value of life insurance policies income associated with both the Directors' and Executive Officers' life insurance programs.

The line item Other Income decreased slightly by $3,795 when compared to the first three months of 2002. These income items represent earnings derived from safe deposit box rentals, checkbook printing revenue, exchange and commission fees, customer investment commission fees, and ATM/debit card usage fees.

The category Total Other Expense, made up of various noninterest expenses, increased by $228,395 or 8.2% to $3,000,246 recorded during the first three months ending March 31, 2003, compared to $2,771,851 reported for the same period in 2002. Salaries and employee benefits decreased by $1,064. Occupancy and equipment expenses combined totaled $386,146 during the first quarter of 2003, compared to $336,643 in 2002, an increase of $49,503, primarily due to increased snow removal cost resulting from a cold, severe winter, and higher energy cost. The expenses for stationery and supplies decreased by $14,360 from $74,564 reported during the first three months in 2002 to $60,204 during the first three months in 2003. Professional service fees increased by $179,729 from the first three months of 2002 compared to 2003. This increase reflects costs associated with marketing, advertising, investment advisory, information technology consulting services, and collection and repossession expenses. Marketing expenses attributed to production and media costs for television and radio commercials, print advertising and other direct marketing decreased by $6,706.

The following table sets forth the components of the line item Other Expense, which reflects an increase of $21,293 for the first quarter in 2003 compared to the same period reported in 2002.



                                           Three Months
                                --------------------------------
                                  2003        2002      Variance
                                --------------------------------
      Communications/Postage    $ 90,949    $ 81,240    $ 9,709
      Committee Fees              39,800      46,550     (6,750)
      Other Expenses             296,557     278,223     18,334
                                -------------------------------
                                $427,306    $406,013    $21,293
                                ===============================


Other Expense increased by $21,293. Communication/Postage Expense increased by $9,709 due to the increase in postage cost effective June 2002.
Committee Fees decreased by $6,750, and Other Miscellaneous Expense increased by $18,334, primarily as a result of an increase in appraisal fees on property associated with home equity loans.

Income before income taxes and Extraordinary item was $848,918 for the three-month period ending March 31, 2003 compared to $1,078,187 reported for the same period in the prior year. Taxes totaled $256,032, down by $40,233 when compared to $296,265 reported for the same period in 2002, as a result of lower taxable income in 2003.

Net income before extraordinary item for the three months ended March 31, 2003 was $592,886 or $0.15 per share (basic and diluted) from $781,922 or $0.20 per share (basic and diluted) for the same period in the previous year.

As previously announced in the Company's March 6, 2003 press release, a $1,285,000 charge to earnings required due to a retroactive change to Massachusetts tax law was recorded during the quarter ending March 31, 2003.
 As a result of the new legislation, a deduction for dividends received from a real estate investment trust subsidiary ("REIT") is disallowed retroactively for fiscal years 1999-2002. This charge to earnings recorded as an extraordinary item, net of tax benefits, was the primary reason for the decrease in first quarter 2003 net income and resulted in a $0.33 per share decrease in this quarter's earnings when compared to the same quarter in 2002.

The extraordinary item charge of $1,285,066 to earnings resulted in a net loss for the quarter of $692,180 or $0.18 per share basic and $0.17 per share diluted as compared to net income of $781,922 for the same period in the previous year.


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

The largest source of funds is provided by depositors. The largest component of the Company's deposit base is term certificates which extend out to a maximum of five years. The Company does not participate in brokered deposits. Deposits are obtained from consumers and commercial customers within the Bank's community reinvestment area, being Bristol County, Massachusetts and several abutting towns in Rhode Island.

The Company also has the ability to borrow funds for liquidity purposes from correspondent banks, the Federal Home Loan Bank, as well as the Federal Reserve Bank of Boston, by pledging various investment securities as collateral. Tax payments made by our customers which are owed to the Federal Reserve Bank's Treasury Tax and Loan account are classified as Other Borrowed Funds. As of March 31, 2003, there was $19.1 Million in advances outstanding from the Federal Home Loan Bank.

Excess available funds are invested on a daily basis into Federal
Funds Sold. An appropriate level of Federal Funds Sold is maintained to meet loan commitments, anticipated loan growth and deposit forecasts. Funds exceeding this level are then used to purchase investment securities that are suitable in yields and maturities for the investment portfolio.

Liquidity during the first quarter 2003 was primarily provided by the proceeds from the maturities and calls of securities totaling $13.9 Million.
 These were offset by purchases of securities of $7.6 Million, loan originations, principal collections and purchased loans of $8.7 Million, and purchases of life insurance policies for Executive Officers of $0.2 Million.
 Other factors affecting liquidity included cash provided by other operating activities and cash used in financing activities as indicated in the cash flow statements.

Capital
-------

As of March 31, 2003, the Company had total capital of $40,418,211. This represents a decrease of $748,793 from $41,167,004 reported on December 31, 2002. The decrease in capital was a combination of several factors. Three months earnings resulted in a net loss of $692,180. Transactions originating through the Dividend Reinvestment Program resulted in 3,311.111 shares being issued for cash contributions of $45,999 and 12,235.539 shares being issued for $170,686 in lieu of cash dividend payments. These additions were offset by dividends declared of $355,798.

Also, affecting capital is accumulated other comprehensive income (loss) which reflects net unrealized gains or losses, net of taxes, on securities classified as Available-for-Sale and the minimum pension liability adjustment. On December 31, 2002 the Available-for-Sale portfolio had unrealized losses, net of taxes, of $120,943, and on March 31, 2003, as a result of current market values, the portfolio reflects unrealized losses, net of taxes, of $305,772. There was no change in the minimum pension liability adjustment of $234,180, net of taxes, recorded December 31, 2002.

Under the requirements for Risk Based and Leverage Capital of the federal banking agencies, a minimum level of capital will vary among banks based on safety and soundness of operations. Risk Based Capital ratios are calculated with reference to risk-weighted assets, which include both on and off balance sheet exposure.

At March 31, 2003 the actual Risk Based Capital of the Bank was $30,991,000 for Tier 1 Capital, exceeding the minimum requirements of $11,382,960 by $19,608,040. Total Capital of $34,568,000 exceeded the minimum requirements of $22,765,920 by $11,802,080 and Leverage Capital of $30,991,000 exceeded the minimum requirements of $15,677,520 by $15,313,480. In addition to the "minimum" capital requirements, "well capitalized" standards have also been established by the Federal Banking Regulators.

The table below illustrates the capital ratios of the Company and the Bank on March 31, 2003 and at December 31, 2002.



                                  Well        March 31, 2003    December 31, 2002
                               Capitalized    -----------------------------------
                               Requirement    Bancorp    Bank    Bancorp    Bank
---------------------------------------------------------------------------------
Total Capital
(to Risk Weighted Assets)       > or =10%      14.03%    12.15%   14.84%    12.63%

Tier 1 Capital
(to Risk Weighted Assets)       > or = 6%      12.77%    10.89%   13.59%    11.38%

Leverage Capital
(to Average Assets)             > or = 5%       9.65%     7.91%    9.48%     8.00%



Under the revised informal agreement entered into with the Massachusetts Commissioner of Banks and the Federal Deposit Insurance Corporation, effective January 17, 2002, the Bank is required to maintain a seven (7) percent Tier I Leverage Capital ratio. As of March 31, 2003, this ratio was 7.91% compared to 8.0% at year-end 2002.

In addition to meeting the required levels, the Company and the Bank's capital ratios meet the criteria of the "well capitalized" category established by the federal banking agencies as of March 31, 2003.

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

In addition to the GAP report, the Company also uses an analysis to measure the exposure of net interest income to changes in interest rates over a relatively short (i.e., 12 months) time frame. The analysis projects future interest income and interest expense from the Company's interest-earning assets and interest-bearing liabilities. Depending on the GAP position, the Company's policy limit on interest rate risk specifies that if interest rates were to change immediately, up or down 200 basis points, estimated net interest income for the next twelve months would not decline by more than ten percent.

The following table reflects the Company's estimated exposure as a percentage of estimated net interest income for the next twelve months, assuming an immediate change in interest rates:


      Rate Change    Estimated Exposure as a Percentage of Net Interest Income
    (Basis Points)                       March 31, 2003
------------------------------------------------------------------------------
        +200                                 (5.28)%
        -200                                 (0.87)%

The model used to monitor earnings-at-risk provides management a measurement tool to assess the effect of changes in interest rates on the Company's current and future earnings. The 10% limit established by the Company provides an internal tolerance level to control interest rate risk exposure.

ITEM 4      CONTROLS AND PROCEDURES

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

PART II

                              Other Information


ITEM 6

Exhibits and Reports on Form 8-K
--------------------------------

(a)   Exhibits:  See exhibit index.

(b) A report on Form 8-K dated March 6, 2003 was filed with the Securities and Exchange Commission reporting under Item 5 the announcement of establishing a liability in the first quarter of 2003 of approximately $1.3 Million for additional state taxes, including interest (net of any federal tax deduction associated with such taxes and interest) as a result of new Massachusetts legislation that retroactively disallows the tax deduction for dividends received from a real estate investment trust subsidiary ('REIT') for fiscal years 1999 through 2002.

                                EXHIBIT INDEX


Exhibit No.    Description                                                      Note

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

10.10          Supplemental Executive Retirement Agreement between
               Slade's Ferry Bancorp and Mary Lynn D. Lenz.

10.11          Change-in-Control Severance Agreement between
               Slade's Ferry Bancorp, Slade's Ferry Trust Company and Mary Lynn D. Lenz

10.12          Confidentiality and Non-Solicitation Agreement between
               Slade's Ferry Bancorp and Mary Lynn D. Lenz

11.0           Computation of Per Share Earnings

99             Certification of Chief Executive Officer and Chief
               Financial Officer pursuant to Sarbanes-Oxley Act of 2002




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

                                      SLADE'S FERRY BANCORP
                                      ---------------------------------
                                      (Registrant)


May 14, 2003                          /s/ Mary Lynn D. Lenz
------------                          ---------------------------------
(Date)                                (Signature) Mary Lynn D. Lenz
                                      President/Chief Executive Officer



May 14, 2003                          /s/ Edward Bernardo Jr.
------------                          ---------------------------------
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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 14, 2003                    /s/ Mary Lynn D. Lenz
                                      ---------------------------------
                                      President/Chief Executive Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 14, 2003                    /s/ Edward Bernardo Jr.
                                      -----------------------------------
                                      Vice President/Treasurer
                                      Chief Financial Officer/
                                      Chief Accounting Officer