Form 10-Q
period 2003-06-30
SLADES FERRY BANCORP
filed 2003-08-14
CIK 857499

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISION
                           Washington, D.C.  20549

                                  FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended    June 30, 2003
                   -----------------

Commission file number   000-23904
                       -------------

                            SLADE'S FERRY BANCORP
          --------------------------------------------------------
          (Exact name of registrant as specified in its character)


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


                               (508)-675-2121
            ----------------------------------------------------
            (Registrant's telephone number, including area code)


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


   Common stock ($0.01 par value) 3,967,304.12 shares as of June 30, 2003.
   -----------------------------------------------------------------------

                                   PART I

ITEM 1

Financial Statements
--------------------

                    SLADE'S FERRY BANCORP AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                                   June 30, 2003    December 31, 2002
                                                   ----------------------------------
                                                    (Unaudited)

ASSETS:
Cash, due from banks and
 interest-bearing demand
 deposits with other banks                         $ 21,701,469        $ 14,993,969
Money market mutual funds                                56,227             222,567
Federal Home Loan Bank overnight deposit              3,000,000          10,000,000
Federal funds sold                                    9,500,000           9,500,000
                                                   --------------------------------
  Cash and Cash Equivalents                          34,257,696          34,716,536
Interest-bearing time deposits
 with other banks                                       200,000             200,000
Investment securities held-to-maturity(1)            16,712,669          13,696,254
Investment securities available-for-sale(2)          56,339,271          65,907,926
Federal Home Loan Bank stock                          1,352,400           1,013,400
Loans, net                                          288,738,132         259,816,056
Premises and equipment                                6,070,408           6,067,879
Goodwill                                              2,173,368           2,173,368
Accrued interest receivable                           1,431,140           1,492,591
Cash surrender value of life insurance               10,637,502           9,750,661
Deferred income tax asset, net                        1,786,838           1,849,723
Other assets                                          1,785,629           1,690,589
                                                   --------------------------------
TOTAL ASSETS                                       $421,485,053        $398,374,983
                                                   ================================

LIABILITIES & STOCKHOLDERS' EQUITY:
Deposits                                           $350,015,324        $335,632,532
Federal Home Loan Bank advances                      27,046,549          19,185,338
Other liabilities                                     2,378,884           2,336,109
                                                   --------------------------------
Total Liabilities                                   379,440,757         357,153,979
                                                   --------------------------------

Preferred stockholders' equity in a
 subsidiary company                                      49,500              54,000
                                                   --------------------------------

STOCKHOLDERS' EQUITY:
  Common stock                                           39,674              39,378
  Paid-in-capital                                    28,113,627          27,693,199
  Retained earnings                                  13,649,992          13,445,335
  Accumulated other comprehensive income (loss)         191,503             (10,908)
                                                   --------------------------------

Total Stockholders' Equity                           41,994,796          41,167,004
                                                   --------------------------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $421,485,053        $398,374,983
                                                   ================================

--------------------
<F1>  Investment securities held-to- maturity have a fair market value of
      $17,521,557 as of June 30, 2003 and $14,262,405 as of December 31,
      2002.
<F2>  Securities classified as available-for-sale are stated at a fair value with any unrealized gains or losses reflected as an adjustment in Stockholders' Equity, net of tax effect.


The accompanying notes are an integral part of these condensed consolidated financial statements.

                    SLADE'S FERRY BANCORP AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND EXPENSE
                                 (UNAUDITED)
                          6 MONTHS ENDING JUNE 30,


                                                 2003            2002
                                             ---------------------------

INTEREST AND DIVIDEND INCOME:
Interest and fees on loans                   $ 8,509,284     $ 8,814,539
Interest and dividends on investments          1,586,281       2,358,874
Other interest                                   108,380         150,757
                                             ---------------------------
  Total interest and dividend income          10,203,945      11,324,170
                                             ---------------------------
INTEREST EXPENSE:
Interest on deposits                           2,447,944       3,666,473
Interest on Federal Home Loan Bank
 and other borrowed funds                        651,206         559,189
                                             ---------------------------
  Total interest expense                       3,099,150       4,225,662
                                             ---------------------------
  Net interest and dividend income             7,104,795       7,098,508
Provision (benefit) for loan losses             (539,357)        375,000
                                             ---------------------------
  Net interest and dividend income after
   provision (benefit) for loan losses         7,644,152       6,723,508
                                             ---------------------------
OTHER INCOME:
Service charges on deposit accounts              278,194         281,629
Overdraft service charges                        263,126         130,405
Loss on sales of available-for-sale
 securities, net                                 (40,918)         (2,818)
Increase in cash surrender value of life
 insurance policies                              216,340         210,275
Other income                                     293,053         296,744
                                             ---------------------------
  Total other income                           1,009,795         916,235
                                             ---------------------------
OTHER EXPENSE:
Salaries and employee benefits                 3,738,029       3,559,419
Occupancy expense                                485,013         418,445
Equipment expense                                255,022         250,713
Stationary and supplies                          114,282         152,559
Professional fees                                541,676         186,761
Marketing expense                                229,617         190,659
Writedown on securities                                0         946,895
Loss on sale of loans                            103,534               0
Other expense                                    837,875         864,639
                                             ---------------------------
  Total other expense                          6,305,048       6,570,090
                                             ---------------------------
Income before income taxes and
 extraordinary item                            2,348,899       1,069,653
Income taxes                                     773,215         230,977
                                             ---------------------------
  Net Income before extraordinary item         1,575,684         838,676
Extraordinary item, net of income taxes         (658,168)              0
                                             ---------------------------
  NET INCOME                                 $   917,516     $   838,676
                                             ===========================
Basic earnings (loss) per share:
  Income before extraordinary item           $      0.40     $      0.22
  Extraordinary item, net of income taxes          (0.17)           0.00
                                             ---------------------------
  Net income                                 $      0.23     $      0.22
                                             ===========================
Diluted earnings (loss) per share:
  Income before extraordinary item           $      0.40     $      0.21
  Extraordinary item, net of income taxes          (0.17)           0.00
                                             ---------------------------
  Net income                                 $      0.23     $      0.21
                                             ===========================
Basic averages shares outstanding              3,956,361       3,891,775
                                             ===========================
Diluted average shares outstanding             3,979,347       3,922,520
                                             ===========================
Dividends per share                          $      0.18     $      0.18
                                             ===========================
Comprehensive Income(1)                      $ 1,119,927     $   974,082
                                             ===========================

--------------------
<F1>  Calculated using the change in accumulated other comprehensive income
      (loss) for the period and net income (loss) for the period.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    SLADE'S FERRY BANCORP AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND EXPENSE
                                 (UNAUDITED)
                          3 MONTHS ENDING JUNE 30,


                                                 2003            2002
                                             ---------------------------

INTEREST AND DIVIDEND INCOME:
Interest and fees on loans                   $ 4,342,772     $ 4,294,794
Interest and dividends on investments            737,332       1,157,692
Other interest                                    63,057          91,122
                                             ---------------------------
  Total interest and dividend income           5,143,161       5,543,608
                                             ---------------------------
INTEREST EXPENSE:
Interest on deposits                           1,220,151       1,717,491
Interest on Federal Home Loan Bank
 and other borrowed funds                        333,713         295,917
                                             ---------------------------
  Total interest expense                       1,553,864       2,013,408
                                             ---------------------------
  Net interest and dividend income             3,589,297       3,530,200
Provision (benefit) for loan losses             (680,357)        187,500
                                             ---------------------------
  Net interest and dividend income after
   provision (benefit) for loan losses         4,269,654       3,342,700
                                             ---------------------------
OTHER INCOME:
Service charges on deposit accounts              144,426         140,039
Overdraft service charges                        141,457          70,355
Increase in cash surrender value of life
 insurance policies                              108,170          95,639
Other income                                     141,076         140,972
                                             ---------------------------
  Total other income                             535,129         447,005
                                             ---------------------------
OTHER EXPENSE:
Salaries and employee benefits                 1,948,592       1,768,918
Occupancy expense                                222,032         207,252
Equipment expense                                131,857         125,263
Stationery and supplies                           54,078          77,995
Professional fees                                298,796         123,610
Marketing expense                                135,344          89,680
Writedown on securities                                0         946,895
Loss on sale of loans                            103,534               0
Other expense                                    410,569         458,626
                                             ---------------------------
  Total other expense                          3,304,802       3,798,239
                                             ---------------------------
Income (loss) before income taxes (benefit)
 and extraordinary item                        1,499,981          (8,534)
Income taxes (benefit)                           517,183         (65,288)
                                             ---------------------------
  Net income before extraordinary item           982,798          56,754
Extraordinary item, net of income taxes          626,898               0
                                             ---------------------------
  NET INCOME                                 $ 1,609,696     $    56,754
                                             ===========================
Basic earnings per share:
  Income before extraordinary item           $      0.25     $      0.01
  Extraordinary item, net of income taxes           0.16            0.00
                                             ---------------------------
  Net income                                 $      0.41     $      0.01
                                             ===========================
Diluted earnings per share:
  Income before extraordinary item           $      0.24     $      0.01
  Extraordinary item, net of income taxes           0.16            0.00
                                             ---------------------------
  Net income                                 $      0.40     $      0.01
                                             ===========================
Basic average shares outstanding               3,964,054       3,903,564
                                             ===========================
Diluted average shares outstanding             3,989,285       3,934,387
                                             ===========================
Dividends per share                          $      0.09     $      0.09
                                             ===========================
Comprehensive Income (1)                     $ 1,729,607     $   555,751
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

                    SLADE'S FERRY BANCORP AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                          Six Months Ended June 30,
                          -------------------------
                                 (Unaudited)


                                                             2003             2002
                                                         -----------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                               $    917,516     $    838,676
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Amortization,  net of accretion of securities               102,291           68,504
  Loss on sales of available-for-sale securities, net          40,918            2,818
  Loss on sale of loans                                       103,534                0
  Change in unearned income                                    (7,579)         (49,170)
  Provision (benefit) for loan losses                        (539,357)         375,000
  Depreciation and amortization                               309,450          307,419
  Increase in cash surrender value of life
   insurance policies                                        (216,340)        (210,275)
  Writedown on securities                                           0          946,895
  (Increase) decrease in taxes receivable                     (64,241)          77,588
  Deferred tax expense                                         52,941                0
  (Increase) decrease in other assets                          26,300         (415,793)
  (Increase) decrease in prepaid expenses                     (52,300)          76,791
  Decrease in interest receivable                              61,451          203,009
  Increase (decrease) in other liabilities                    (24,403)          34,492
  Increase in accrued expenses                                 71,481           85,484
  Increase (decrease) in interest payable                     (11,764)          16,063
  Decrease in minority interest in subsidiary                  (4,500)          (1,500)
                                                         -----------------------------
  Net cash provided by operating activities                   765,398        2,356,001
                                                         -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of interest-bearing time deposit
   with other bank                                                  0         (100,000)
  Purchases of available-for-sale securities              (21,955,276)     (16,358,558)
  Proceeds from maturities and calls of
   available-for-sale securities                           31,601,021       16,382,314
  Purchases of held-to-maturity securities                 (4,926,305)      (2,550,873)
  Proceeds from maturities of
   held-to-maturity securities                              1,901,946        4,376,270
  Purchase of Federal Home Loan Bank stock                   (339,000)               0
  Loan originations and principal
   collections, net                                       (30,228,939)      (3,168,935)
  Recoveries of loans previously charged off                   52,035           23,082
  Proceeds from sales of loans                              1,698,230                0
  Capital expenditures                                       (311,979)        (151,446)
  Proceeds from sale of asset                                       0           10,600
  Investment in life insurance policies                      (670,501)      (1,000,000)
                                                         -----------------------------
  Net cash used in investing activities                   (23,178,768)      (2,537,546)
                                                         -----------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    SLADE'S FERRY BANCORP AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                          Six Months Ended June 30,
                          -------------------------
                                 (Unaudited)
                                 (Continued)


                                                             2003             2002
                                                         -----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in demand deposits, NOW,
   money market and savings accounts                       14,589,565       19,458,314
  Net decrease in time deposits                              (206,773)     (13,069,233)
  Advances in Federal Home Loan Bank borrowings,
   net of payments                                          7,861,211        2,336,524
  Net increase in other borrowed funds                              0          749,049
  Proceeds from issuance of common stock                      420,724          493,683
  Dividends paid                                             (710,197)        (696,825)
                                                         -----------------------------
  Net cash provided by financing activities                21,954,530        9,271,512
                                                         -----------------------------
  Net increase (decrease) in cash and cash
   equivalents                                               (458,840)       9,089,967
  Cash and cash equivalents at beginning of year           34,716,536       28,692,310
                                                         -----------------------------
  Cash and cash equivalents at the end of period         $ 34,257,696     $ 37,782,277
                                                         =============================

SUPPLEMENTAL DISCLOSURES:
Interest paid                                            $  3,110,914     $  4,209,599
Income taxes paid                                        $    669,468     $    377,280

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    SLADE'S FERRY BANCORP AND SUBSIDIARY
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

                                June 30, 2003

Note A - Basis of Presentation
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the management of Slade's Ferry Bancorp (the "Company"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

Note C - Stock Based Compensation
---------------------------------

At June 30, 2003, the Company has a stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income (except for appreciation from options surrendered), as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.


                                            3 Months Ending June 30,    6 Months Ending June 30,
                                               2003            2002       2003            2002
                                            ----------------------------------------------------

Net income, as reported                     $1,609,696       $56,754    $917,516        $838,676
Deduct:  Total stock-based employee
 compensation expense determined under
 fair value based method for all awards,
 net of related tax effects                     55,967        59,377      55,967          59,377
                                            ----------------------------------------------------
Pro forma net income (loss)                 $1,553,729       $(2,623)   $861,549        $779,299
                                            ====================================================
Earnings per share:
  Basic - as reported                       $     0.41       $  0.01    $   0.23        $   0.22
  Basic - pro forma                         $     0.39       $  0.00    $   0.22        $   0.20
  Diluted - as reported                     $     0.40       $  0.01    $   0.23        $   0.21
  Diluted - pro forma                       $     0.39       $  0.00    $   0.22        $   0.20

Note D - Impact of New Accounting Standards
-------------------------------------------

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

The Company's assets as of December 31, 2001 included goodwill of $2,173,368 recognized in the acquisition of Fairbank, Inc., in 1997. This goodwill was being amortized at the rate of $226,800 per year. Under SFAS No. 142 this amortization was discontinued after December 31, 2001 but is subject to the impairment review requirements of SFAS No. 142.

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

In October 2002, the FASB issued SFAS No. 147 "Acquisitions of Certain Financial Institutions" an Amendment of SFAS Nos. 72 and 144 and FASB Interpretation No. 9, SFAS No. 72 "Accounting for Certain Acquisitions of Banking or Thrift Institutions" and FASB Interpretation No. 9 "Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method" provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, SFAS No. 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS No. 147.
In addition, SFAS No. 147 amends SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used.

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

Financial Condition
-------------------

Total assets increased by $23.1 Million, or 5.8%, from $398.4 Million at
December 31, 2002 to $421.5 Million at June 30, 2003.   The increase in
total assets during the first six months of 2003 was most significant in the loan portfolio experiencing an 11.1% increase. This increase in total assets was generated by deposit growth of $14.4 Million, additional advances from the Federal Home Loan Bank of $7.9 Million, and an increase in Stockholders' Equity of $0.8 Million.

Cash and cash equivalents decreased slightly by $0.5 Million, from $34.7 Million reported as of year-end 2002 to $34.2 Million at June 30, 2003. Cash and cash equivalents, for purpose of reporting cash flows, include cash, amounts due from banks, federal funds sold, overnight deposits with the Federal Home Loan Bank, and other short-term investments, i.e. money market mutual funds.

The investment portfolio represents the second largest component of the Company's total assets, and consists of securities available-for-sale and securities held-to-maturity. The designation of which category a security is to be classified is determined at the time of the purchase of the investment instrument.

Total investments, excluding Federal Home Loan Bank stock, decreased by $6.6 Million from $79.6 Million reported at December 31, 2002 to $73.0 Million at June 30, 2003. The decrease in investments of $6.6 Million combined with the $14.4 Million increase in deposits, and $7.9 Million increase in advances from the Federal Home Loan Bank provided the liquidity to fund loan growth of approximately $28.9 Million.

The Held-to-Maturity category consists predominately of securities issued by states of the United States and political subdivisions of states and short-term debt securities issued by the U. S. Treasury. The Company has the positive intent and ability to hold these securities to maturity. In managing the Held-to-Maturity portfolio, the Company seeks to maximize its return and maintain consistency to meet short and long term liquidity forecasts by purchasing securities with maturities laddered within a short-term period of 1-3 years, a mid-term period of 3-5 years, and some securities extending out to 10 years. The Company does not purchase investments with off-balance sheet characteristics, such as swaps, options, futures, and other hedging activities that are called derivatives. The main objective of the investment policy is to provide adequate liquidity to meet reasonable declines in deposits and any anticipated increases in the loan portfolio, to provide safety of principal and interest, to generate earnings adequate to provide a stable income, and to fit within the overall asset/liability management objectives of the Company.

Investment Securities Held-to-Maturity are securities that the Company will hold to maturity and are carried at amortized cost on the balance sheet, and are summarized as follows as of June 30, 2003:


                                           Amortized     Gross Unrealized    Gross Unrealized
(Dollars in Thousands)                     Cost Basis      Holding Gains      Holding Losses     Fair Value
-----------------------------------------------------------------------------------------------------------

Debt securities issued by the U.S.
 Treasury and other U.S. Government
 Corporations and Agencies                  $ 3,999            $  0                 $2             $ 3,997
Debt securities issued by states of the
 United States and political
 subdivisions of the states                  12,711             811                  0             $13,522
Mortgage-backed securities                        2               0                  0                   2
Other debt securities                             1               0                  0                   1
----------------------------------------------------------------------------------------------------------
Total                                       $16,713            $811                 $2             $17,522
==========================================================================================================

Securities in the Available-for-Sale category are securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. These securities may be sold in response to interest rate changes, liquidity needs or other factors. Any unrealized gains or losses, net of taxes, are excluded from earnings and reflected in Stockholders' Equity as a separate component in accumulated other comprehensive income (loss).

Investments in Available-for-Sale securities are carried at fair value on the balance sheet and are summarized as follows as of June 30, 2003:


                                                         Gains in        Losses in
                                                       Accumulated      Accumulated
                                                          Other            Other
                                        Amortized     Comprehensive    Comprehensive
(Dollars in Thousands)                  Cost Basis        Income           Income       Fair Value
--------------------------------------------------------------------------------------------------

Debt securities issued by the U. S.
 Treasury and other U. S. Government
 Corporations and Agencies                $27,569         $  260            $  0          $27,829
Marketable Equities                         3,671            144             553            3,262
Mortgage-backed securities                 22,186            781               0           22,967
Corporate Bonds                             2,165            116               0            2,281
-------------------------------------------------------------------------------------------------
Total                                     $55,591         $1,301            $553          $56,339
=================================================================================================

Effect on Stockholders' Equity as of June 30, 2003:
(In Whole Dollars)


       Net unrealized gain on Available-for-Sale Securities      $ 748,209
       Less tax effect                                            (322,526)
                                                                 ---------
       Net unrealized gain on Available-for-Sale Securities
        after tax effect                                         $ 425,683
                                                                 =========

The Available-for-Sale category at June 30, 2003 had net unrealized gains, net of taxes, of $425,683 of which $692,472 are net unrealized gains (net of tax) attributed to securities of the U.S. Treasury, other U.S. Government corporations and agencies, corporate bonds, and mortgage-backed securities, and $266,789 are net unrealized losses (net of tax) attributable to marketable equity securities.

Securities of the U.S. Treasury, U.S. Government corporations and agencies, and mortgage-backed securities have little or no credit risk, other than being sensitive to changes in interest rates; and if held-to-maturity, these securities will mature at par. The Company amortizes premiums and accretes discounts over the life of the securities.

Marketable equity securities, however, have a greater risk as they are subject to rapid market fluctuations. These securities are constantly monitored and evaluated to determine their suitability for sale, retention in the portfolio, or possible writedowns due to impairment issues. Management minimizes its risk by limiting the total amount invested into marketable equity securities. At June 30, 2003, the amount invested in marketable equity securities was 4.5% of the total investment portfolio distributed over various business sectors.

Total net loans increased by $28.9 Million or 11.1% from $259.8 Million reported at December 31, 2002 to $288.7 Million at June 30, 2003. Residential mortgage loans, home equity, and construction loan products increased during the six months ending June 30, 2003 as new and existing customers took advantage of the lower interest rate environment. In the second quarter of 2003, due to an aggressive marketing campaign to promote historically low home equity and mortgage rates, the Bank originated more than $38.0 Million in residential mortgage loans, and $10.7 Million in home equity loans. These increases were partially offset by decreases in indirect auto loans and various commercial loans and credit lines. In addition, loan amortization and prepayments, due to a high level of refinancing activities, also offset the increase in new loan originations. Additionally, during the first six months of 2003, management implemented new loan policies and procedures, and instituted aggressive plans to improve the asset quality of loans. As a result, in the second quarter of 2003, approximately $1.6 Million of loans deemed impaired were sold recognizing a pre-tax loss of $103,534.

The composition of our loan portfolio continues to change. Loan demand for residential real estate and home equity loans continues to be strong, and commercial loan borrowers, due to the uncertainty of the economy, focus on refinancing existing debt to lower borrowing costs.

          INFORMATION WITH RESPECT TO NONACCRUAL AND PAST DUE LOANS AT JUNE 30, 2003 AND 2002 AND DECEMBER 31, 2002 AND 2001


                                                             At June 30,         At December 31,
--------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                   2003        2002        2002        2001
--------------------------------------------------------------------------------------------------

Nonaccrual Loans                                       $   517     $   684     $   635     $ 1,138
Loans 90 days or more past due and still accruing            0           0           8         444
Real estate acquired by foreclosure
 or substantively repossessed                                0           0           0           0
Percentage of nonaccrual loans to total gross loans       0.18%       0.27%       0.24%       0.45%
Percentage of nonaccrual loans, restructured loans,
 and real estate acquired by foreclosure or
 substantively  repossessed to total assets               0.12%       0.17%       0.16%       0.34%
Percentage of allowance for loan losses
 to nonaccrual loans                                    840.04%     811.11%     764.41%     481.90%

The $0.5 Million in nonaccrual loans as of June 30, 2003 consists of $0.4 Million of real estate mortgages and $0.1 Million attributed to commercial
loans.   Nonaccrual loans include restructured loans of $115,000 at
June 30, 2003.

The Company's nonperforming assets as a total decreased slightly by $0.1 Million, from $0.6 Million reported on December 31, 2002 to $0.5 Million as of June 30, 2003. The Company considers nonaccrual loans, loans past due 90 days or more but still accruing, and real estate acquired by foreclosure or substantively repossessed as nonperforming assets. Nonaccrual loans, which is the largest component of nonperforming assets, decreased by $118,463 during the six months ending June 30, 2003. Loans 90 day or more but still accruing decreased by $7,747 during the first six months of 2003. As of June 30, 2003, there was no real estate acquired by foreclosure.

The percentage of nonaccrual loans to total gross loans decreased from 0.24% reported at the year end 2002 to 0.18% at June 30, 2003 due to a decrease in the nonaccrual category and the increase in the total loan portfolio. The percentage of nonaccrual loans and real estate acquired by foreclosure or substantively repossessed to total assets also decreased due to the decrease in nonaccrual loans and increase in the loan portfolio total assets.

       INFORMATION WITH RESPECT TO INTEREST ON NONACCRUAL AND PAST DUE LOANS AT JUNE 30, 2003 AND 2002 AND DECEMBER 31, 2002 AND 2001


                                                  At June 30,      At December 31,
(Dollars in Thousands)                           2003     2002     2002      2001
----------------------------------------------------------------------------------

Nonaccrual Loans                                 $517     $684     $635     $1,138

Interest income that would have been recorded
 under original terms                              21       60      303        109

Interest income recorded during the period         15       42      121          6

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

Loans in the nonaccrual category will remain in that category until the possibility of collection no longer exists, the loan is paid off, or the loan becomes current. When a loan is determined to be uncollectible, it is then charged off against the Allowance for Loan Losses.

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

At June 30, 2003, there were $2,182,536 of loans which the Company has determined to be impaired, with a related allowance for credit losses of $352,495. In addition, principal reductions, loan payoffs, charged off balances, loan upgrades, and a change in our impairment identification methodology are other factors resulting in a decrease of impaired loans.

There were no other loans classified for regulatory purposes at June 30, 2003 that management reasonably expects will materially impact future operating results, liquidity or capital resources.


                  ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES


                                      Six Months           Years Ended
                                    Ended June 30,         December 31,
-------------------------------------------------------------------------
(Dollars in Thousands)             2003       2002       2002       2001
-------------------------------------------------------------------------

Balance at January 1              $4,854     $5,484     $5,484     $4,776
-------------------------------------------------------------------------
Charge-offs:
  Commercial                          (0)      (288)      (336)       (73)
  Real Estate-construction            (0)        (0)        (0)        (0)
  Real Estate-mortgage               (10)       (20)       (20)        (0)
  Installment/consumer               (14)       (26)       (26)       (28)
-------------------------------------------------------------------------
Total charge-offs                    (24)      (334)      (382)      (101)
-------------------------------------------------------------------------
Recoveries:
  Commercial                          27         10         17         14
  Real Estate-construction             0          0          0          0
  Real Estate-mortgage                18         11         38         29
  Installment/consumer                 7          2          7         16
-------------------------------------------------------------------------
Total Recoveries                      52         23         62         59
-------------------------------------------------------------------------
Net (charge-offs) recoveries          28       (311)      (320)       (42)
-------------------------------------------------------------------------
Provision (benefit) charged to
 (increasing) operations            (539)       375       (310)       750
-------------------------------------------------------------------------
Balance at end of period          $4,343     $5,548     $4,854     $5,484
=========================================================================
Ratio of net charge-offs to
 Average loans outstanding         (0.01%)    (0.13%)    (0.13%)    (0.02%)

The Allowance for Loan Losses at June 30, 2003 was $4,342,967, compared to $4,854,388 at year-end 2002. The Allowance for Loan Losses as a percentage of outstanding loans was 1.49% at June 30, 2003, and 1.83% at December 31, 2002.

The Company provides for loan losses to maintain the Allowance for Loan Losses at a level that management believes to be adequate to absorb potential losses in the loan portfolio.

As the composition of our loan portfolio gradually changes and diversifies from higher credit risk weighted loans, such as commercial real estate and commercial and industrial, to residential and home equity loans, less reserve allowance will be required. Due to the continued changes in the loan portfolio, stronger underwriting guidelines, the sale of loans previously deemed substandard, and overall improvement in credit quality of existing loans, the overall credit risk embedded in the loan portfolio decreased. After thorough review and analysis of the adequacy of the loan loss reserve during the second quarter, the Bank recovered $680,357 of previously provided loan loss provisions, and for the six months ending June 30, 2003, the Bank recorded a provision benefit to earnings of $539,357, compared to a provision expense of $375,000 recorded for the same period in the previous year. Loans charged off were $382,000 in 2002, $101,000 in 2001, $24,000 in the six months ended June 30, 2003, and $334,000 for the same period in 2002. Recoveries of loans previously charged off were $62,000 in 2002, $59,000 in 2001, $52,000 in the six months ended June 30,
2003, and $23,000 for the same period in 2002. Management believes that the Allowance for Loan Losses of $4,342,967 as of June 30, 2003 is adequate to cover potential losses in the loan portfolio, based on current information available to management.

The level of the Allowance for Loan Losses is evaluated monthly by management and encompasses several factors. These factors include but are not limited to recent trends in the nonperforming loans, the adequacy of the assets that collateralize the nonperforming loans, the level of nonaccrual loans, current economic conditions in the market area, and various other external and internal factors. Management's assessment of the adequacy of the Allowance for Loan Losses is reviewed by regulators, the Company's independent accountants, and outside loan review consultants.

This table shows an allocation of the allowance for loan losses as of the end of each of the periods indicated.


                                     June 30, 2003           December 31, 2002         December 31, 2001
                                ---------------------------------------------------------------------------
                                             Percent of                Percent of                Percent of
                                              Loans in                  Loans in                  Loans in
                                                Each                      Each                      Each
                                              Category                  Category                  Category
                                              to Total                  to Total                  to Total
                                Amount          Loans     Amount          Loans     Amount          Loans
                                ---------------------------------------------------------------------------
                                                          (Dollars in Thousands)

Domestic:
  Commercial (5)                $1,065(1)       11.23%    $1,155(1)       11.60%    $1,629(1)       17.91%
  Real estate - Construction       104           6.48%        70           5.31%        41           2.99%
  Real estate - mortgage         3,059(2)       80.65%     3,465(2)       80.48%     3,585(2)       74.77%
  Consumer(3)                      115(4)        1.64%       164(4)        2.61%       229(4)        4.33%
                                -------------------------------------------------------------------------
                                $4,343         100.00%    $4,854         100.00%    $5,484         100.00%
                                =========================================================================

--------------------
<F1>  Includes amounts specifically reserved for impaired loans of $298,327 as of June 30, 2003, $412,761 as of December 31, 2002, and $780,029 as
      of December 31, 2001 as required by Financial Accounting Standard No. 114, Accounting for Impairment of Loans.
<F2>  Includes amounts specifically reserved for impaired loans of $41,724 as of June 30, 2003, $34,757 as of December 31, 2002, and $413,663 as
      of December 31, 2001 as required by Financial Accounting Standard No. 114, Accounting for Impairment of Loans.
<F3>  Includes consumer, obligations of states and political subdivisions and other.
<F4>  Includes amounts specifically reserved  for impaired loans of $12,444 as of June 30, 2003, $29,606 as of December 31, 2002, and $1,632 as of
      December 31, 2001 as required by Financial Accounting Standard No. 114, Accounting for Impairment of Loans.
<F5>  Includes commercial, financial, agricultural and nonprofit loans.

The loan portfolio's largest segment of loans is commercial real estate loans, which represent 53% of gross loans. Residential real estate represents 28% of gross loans. The Company requires a loan to value ratio of 80% in both commercial and residential mortgages. These mortgages are secured by real properties which have a readily ascertainable appraised value.

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

Commercial loans consist of loans predominantly collateralized by inventory, furniture and fixtures, and accounts receivable. In assessing the collateral for this type of loan, management applies a 50% liquidation value to inventories; 25% to furniture, fixtures and equipment; and 70% to accounts receivable less than 90 days of invoice date. Commercial loans represent 11% of the loan portfolio as of June 30, 2003, compared to 16% as of June 30, 2002.

Consumer loans are both secured and unsecured borrowings and represent only 2% of the total loan portfolio as of June 30, 2003. These loans have a higher degree of risk than residential mortgage loans. The underlying collateral of a secured consumer loan tends to depreciate in value. Consumer loans are typically made based on the borrower's ability to repay the loan through continued financial stability. The Company endeavors to minimize risk by reviewing the borrower's repayment history on past debts, and assessing the borrower's ability to meet existing obligations on the proposed loans.

The allocation of the Allowance for Loan Losses is based on management's judgement of potential losses in the respective portfolios. While management has allocated reserves to various portfolio segments, the allowance is general in nature and is available for the portfolio in its entirety.

Total deposits at June 30, 2003 were $350.0 Million, an increase of $14.4 Million or 4.3%, compared to $335.6 Million at December 31, 2002. Savings deposit balances and money market accounts increased by $17.0 Million, offset by a net decrease in demand deposits and NOW accounts of $2.6 Million. Term certificates of deposit as of June 30, 2003 remained relatively at the same level as reported at December 31, 2002. The Bank's marketing campaign to promote new money market account products during the first six months of 2003 had been very successful, generating more than $12.0 Million in deposits.

Total borrowed funds were $27.0 Million at June 30, 2003, as compared to $19.2 Million at December 31, 2002, for an increase of $7.8 Million. The Bank took advantage of the low interest rate environment to obtain advances from the Federal Home Loan Bank to augment its funding sources.

Total stockholders' equity was $42.0 Million at June 30, 2003, as compared to $41.2 Million at December 31, 2002, for an increase of $0.8 Million. The increase during the first six months of 2003 resulted from net income of $0.9 Million, and dividend reinvestments of $0.4 Million, partially offset by dividends declared of $0.7 Million.

Results of Operations
---------------------

The Company's operating performance is dependent on net interest and dividend income, which is the difference between interest income earned on loans and investments and interest expense paid on deposits and borrowed funds. The level of net interest income achieved is significantly impacted by several factors such as economic conditions, interest rates, asset/liability management, and corporate tax and strategic planning. Net interest and dividend income for June 30, 2003 increased by $6,287 to $7,104,795 when compared to $7,098,508 recorded during the same period in 2002. Total interest and dividend income decreased by $1,120,225 offset by a decrease in total interest expense of $1,126,512. The Company's net interest margin decreased by 5 basis points from 3.91% reported at June 30, 2002 to 3.86% as of June 30, 2003.

The Provision for Loan Losses is a charge against earnings and funds the Allowance for Loan Losses. It is management's desire to maintain the Allowance for Loan Losses at a level that is adequate to absorb potential losses within the loan portfolio. In determining the appropriate level of the allowance for loan losses, management takes into consideration past and anticipated loss experience, prevailing economic conditions, evaluations of underlying collateral, and the volume of the loan portfolio and balance of nonperforming and classified loans. Management assesses the allowance for loan losses on a monthly basis. After thorough review and analysis of the adequacy of the loan loss reserve, the continued improvement in asset quality in the loan portfolio, and the reduction and sale of loans deemed substandard, management deemed it prudent to recover $680,357 of previously provided loan loss provisions in the second quarter of 2003. As of June 30, 2003 the allowance for loan losses remains adequate to absorb any credit risk remaining in the portfolio. The Bank's provision for the first six months of 2003 was a benefit to earnings of $539,357 compared to an expense provision of $375,000 recorded for the same period 2002.

Total noninterest income increased by $93,560 for the first six months in 2003, when compared to the same period in 2002. Service charges on deposit accounts and overdraft fees combined increased by $129,286. This increase was due to a new overdraft fee pricing schedule and procedures implemented during the first six months of 2003. The increase in deposit account service charge income was partially offset by a $40,918 net loss recognized on the sale of certain equity securities. After a downgrade in the rating of one of these securities, and a negative outlook on the company's future performance, management felt it prudent to sell this stock and recognize a loss. The cash surrender value of bank owned life insurance policies associated with both the directors' and executive officers' life insurance programs increased slightly by $6,065 when compared to the same period in 2002. This is due to the purchase of life insurance policies for newly hired executive officers. The line item Other Income decreased slightly by $3,691 when compared to the first six months of 2002. These income items represent earnings derived from fees associated with safe deposit box rentals, checkbook printing, ATM/debit card usage, customer investment commissions, and other miscellaneous income.

The category Total Other Expense, made up of various noninterest expenses decreased by $265,042, or 4.0% to $6,305,048 recorded during the first six months ending June 30, 2003, compared to $6,570,090 reported for the same period in 2002.

Salaries and employee benefits increased by $178,610, or 5.0% from $3,559,419 reported for the first six months of 2002, to $3,738,029 expensed for the same period in 2003. The increase was attributable to additions to staff to support consumer lending activities, sales incentive commissions paid for achieving sales production targets, and general salary increases due to performance reviews. A Chief Operating Officer/Chief Financial Officer was also hired in May 2003. In addition employee benefits expense also increased as the Company increased its defined benefit plan contribution for 2003.

Occupancy and equipment expenses combined totaled $740,035 during the first six months of 2003, compared to $669,158 in 2003, an increase of $70,877, primarily due to increased snow removal cost resulting from a cold, severe winter, and higher energy cost.

The expenses for stationery and supplies decreased by $38,277 from $152,559 reported as of year-to-date June 30, 2002 to $114,282 reported for the same period in 2003.

Professional fees increased by $354,915 from the first six months of 2002 compared to 2003. This increase reflects costs associated with consultants for marketing, advertising, investment advisory, and information technology. In addition legal expenses for both corporate matters and loan related matters increased.

Marketing expenses attributed to production and media costs for radio commercials, print advertising, and other direct marketing increased by $38,958. These marketing costs were associated with campaigns for consumer loan products, and new money market accounts.

Included in total other expenses in 2002 was a writedown on securities of $946,895 due to the recognition of various impairment adjustments within the equity securities of the investment portfolio that were deemed to be other than temporary. During the first six months of 2003, no writedowns were necessary. The investment portfolio is reviewed at least quarterly with the Investment Committee to determine if there are any possible impairment issues within the portfolio.

As previously mentioned, during the first half of 2003, management implemented new policies and procedures, and instituted aggressive plans to reduce problem loan relationships. As a result, in the second quarter of 2003, a portion of these loans were sold at a discount recognizing a pre-tax loss of $103,534 and allowed the Bank to recover previously provided loan loss provisions directly allocated to these loans. During the first six months of 2002, no loans were sold.

The following table sets forth the components of the line item Other Expense. This table reflects a decrease of $48,057 to $410,569 from $458,626 for the three month period ending June 30, 2003 and a decrease of $26,764 to $837,875 from $864,639 for the six month period ending June 30, 2003 when compared to June 30, 2002.


                                    Three Months                          Six Months
                          ---------------------------------------------------------------------
                            2003        2002      Variance       2003        2002      Variance
                          ---------------------------------------------------------------------

Communications/Postage    $ 77,009    $ 82,523    $ (5,514)    $167,958    $163,764    $  4,194
Committee Fees              38,900      46,800      (7,900)      74,500      93,350     (18,850)
Other Expenses             294,660     329,303     (34,643)     595,417     607,525     (12,108)
                          ---------------------------------------------------------------------
                          $410,569    $458,626    $(48,057)    $837,875    $864,639    $(26,764)
                          =====================================================================

For the six months ended June 30, 2003, Other Expense decreased by $26,764. Communications/Postage Expense increased by $4,194 due to the increase in postage cost effective June 2002. Committee Fees decreased by $18,850, from $93,350 reported for the six months ending June 30, 2002 to $74,500 for the same period in 2003. Additional committee meetings were necessary during 2002 to review the candidates for the Chief Executive Officer/President, and Other Miscellaneous Expense decreased by $12,108.

Income before income taxes and extraordinary item was $2,348,899 for the six month period ending June 30, 2003, compared to $1,069,653 reported for the same period in 2002. Income taxes before extraordinary item totaled $773,215, an increase of $542,218 when compared to $230,977 reported for the same period in 2002 as a result of higher taxable income in 2003. The increase in taxable income of $1,279,246 is attributable to a combination of the writedown expense of securities recorded during the first six months of 2002 of $946,895, and the recovery of previously provided loan loss provisions resulting in a benefit to earnings of $539,357 in

2003. Year-to-date net income as of June 30, 2003 increased by 9.4%, or $78,840 from $838,676 or $0.21 diluted earnings per share reported during the first six months of 2002 to $917,516 or $0.23 diluted earnings per share for the same period this year.

As announced in the Company's July 15, 2003 press release, the Bank entered into a settlement with the Massachusetts Department of Revenue ("DOR") and paid $855,967 in retroactive state taxes to resolve a dispute involving the DOR's disallowance of the deduction taken by the Bank for dividends received from its REIT subsidiary for the tax years 1999, 2000, 2001 and 2002.
During the first quarter of 2003, the Bank accrued a liability of approximately $1.3 Million, net of taxes, due to new legislation enacted in Massachusetts in March 2003, expressly disallowing the deduction for dividends received from a REIT. The Bank has ceased recording the tax benefits associated with the dividend received deduction in 2003. As a result of the settlement, the Company recognized income, net of taxes, of approximately $627,000 or $0.16 per share in the second quarter of 2003, representing the unused portion of the accrual and therefore reduced the extraordinary expense item, net of tax benefits, from $1,285,066 recorded in the first quarter of 2003 to $658,168 as of June 30, 2003.

The results of operation for the second quarter in 2003 indicates that net interest and dividend income increased slightly by $59,097 to $3,589,297 from $3,530,200 reported for the same period in 2002. Total interest and dividend income decreased by $400,447 from 2002 to 2003, offset by a decrease in total interest expense of $459,544. Interest margin compression, the interest rate environment, and the future direction of the economy are still concerns although we have been effective in maintaining a flat net interest margin for the last six months. During this low interest rate environment, the Bank has lowered interest rates on deposit accounts to offset the impact of historical lower loan rates, but there is very little room for further reductions in deposit rates causing pressure on our net interest margins.

During the second quarter 2003, the Bank implemented procedures to improve asset quality within the loan portfolio. Due to continued diversification in the composition of the loan portfolio, stronger underwriting guidelines, and the sale of $1.6 Million of loans carrying higher credit risk and reserve allocations, the aggregate credit risk embedded in the loan portfolio decreased substantially. After review and analysis of the adequacy of the loan loss reserve, management with the approval of the Board of Directors, deemed it prudent to recover $680,357 of previously provided loan loss provisions in the second quarter of 2003. The provision for loan losses recorded in the three months ending June 30, 2002 was $187,500. The allowance for loan losses is maintained at a level that management believes is adequate to cover potential losses in the loan portfolio which are deemed probable and based on information available to management. Management assesses the allowance for loan losses on a monthly basis, and believes that it has been reasonable in the analysis of the allowance for loan losses.

Total Other Income increased by $88,124 for the three months ending June 30, 2003, when compared to the same period in 2002. Service charges on both deposit accounts and overdrafts combined increased by $75,489. An increase in the Bank's deposit base and new procedures on overdrawn deposit accounts are directly responsible for the increase in service charge income. There was also an increase of $12,531 in the cash surrender value of life insurance policies associated with purchases of additional policies for new executive officers. The line item Other Income increased slightly by $104 when compared to the second quarter of 2002. These income items represent earnings derived from rental fees on safe deposit boxes, checkbook order fees, ATM/debit card usage fees, and customer investment commission fees.

Total Other Expenses, made up of various noninterest expenses, decreased by $493,437 from $3,798,239 reported as of quarter end June 30, 2002 to $3,304,802 as of June 30, 2003. Included in the three months ending June 30, 2002 was the writedown of securities totaling $946,895. No writedowns were necessary during 2003. Salaries and employee benefits increased by $179,674 related to staff additions, sales incentive commissions, and general wage increases due to annual performance evaluations. Occupancy and equipment expenses combined increased by $21,374 due primarily to an increase in real estate taxes paid on bank owned properties and additional depreciation expense on equipment and software purchases. Stationery and supplies expense decreased by $23,917. Professional fees increased by $175,186 from the three months ending June 30, 2002 compared to the same period in 2003. This increase reflects costs associated with marketing, advertisement, investment advisory, and information technology consulting services to promote the Bank and improve the efficiencies in the operation of the Bank.
 Marketing expenses increased by $45,664 attributed to print advertising and other direct marketing and business development promotion costs. During the three months ending June 30, 2002, the Bank recorded a writedown charge of $946,895 on equity securities with no similar charge in 2003. The Bank sold $1.6 Million of higher credit risk loans during the second quarter of 2003 recognizing a loss of $103,534. There were no loan sales during the same quarter in 2002. The item Other Expenses decreased by $48,057 due to the expense of stock appreciation rights recorded during the second quarter of 2002 of approximately $40,000, with no similar expense recorded in 2003.

Income before taxes and extraordinary item for the second quarter in 2003 increased by $1,508,515 from a pre-tax loss of $8,534 reported in 2002, to earnings of $1,499,981 this year. This increase in quarterly earnings from 2002 to 2003 is due to the $946,895 security writedown expense recorded in 2002, and the benefit to earnings in 2003 of $680,357 related to the recovery of previously provided loan loss provisions, offset partially by a loss of $103,534 on the sale of loans. Associated applicable income taxes also increased by $582,471 from 2002 to 2003 due to the increase in taxable income. Net income for the three month period ending June 30, 2003 was $1,609,696, or an increase of $1,552,942, when compared to $56,754 reported in the second quarter of 2002. Included in the 2003 quarterly earnings is the result of the REIT settlement recognizing income of $626,898 as an extraordinary item, net of taxes representing the unused portion of the liability accrued by the Bank of $1,285,000 in the first quarter of 2003.


Liquidity
---------

Liquidity represents the ability of the Bank to meet its funding requirements. In assessing the appropriate level of liquidity, the Bank considers deposit levels, lending funding requirements and investment maturities in light of prevailing economic conditions. Through this assessment, the Bank manages its liquidity level to optimize earnings and respond to fluctuations in customer borrowing and deposit needs.

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

The Company also has the ability to borrow funds for liquidity purposes from correspondent banks, the Federal Home Loan Bank, as well as the Federal Reserve Bank of Boston, by pledging various investment securities as collateral. Borrowings from the Federal Home Loan Bank increased by approximately $8.0 Million as the Bank took advantage of the favorable low interest rate environment to draw down some longer term structured funding opportunities. As of June 30, 2003, there was $27.0 Million in advances outstanding from the Federal Home Loan Bank.

Excess available funds are invested on a daily basis into Federal Funds Sold. An appropriate level of Federal Funds Sold is maintained to meet loan commitments, anticipated loan growth and deposit forecasts. Funds exceeding this level are then used to purchase investment securities that are suitable in yields and maturities for the investment portfolio.

Liquidity during the first six months of 2003 was primarily provided by a net increase in deposits of $14.4 Million, advances in Federal Home Loan Bank borrowings of $7.9 Million, and proceeds from maturities and calls of securities totaling $33.5 Million. These were offset by purchases of securities of $27.2 Million, loan originations, principal collections, and purchased loans of $28.4 Million, and purchases of life insurance policies for executive officers of $0.7 Million. Other factors affecting liquidity included cash provided by other operating activities and cash used in financing activities as indicated in the consolidated statements of cash flows.


Capital
-------

As of June 30, 2003, the Company had total capital of $41,994,796. This represents an increase of $827,792 from $41,167,004 reported on December 31, 2002. The increase in capital was a combination of several factors. Six months earnings resulted in net income of $917,516. Transactions originating through the Dividend Reinvestment Program resulted in 5,430.597 shares being issued for cash contributions of $77,309 and 24,148.041 shares being issued for $343,415 in lieu of cash dividend payments. These additions were offset by dividends declared of $712,859.

Also, affecting capital is accumulated other comprehensive income (loss) which reflects net unrealized gains or losses, net of taxes, on securities classified as Available-for-Sale and the minimum pension liability adjustment. On December 31, 2002 the Available-for-Sale portfolio had unrealized losses, net of taxes, of $120,943, and on June 30, 2003, as a result of current market values, the portfolio reflects unrealized gains, net of taxes, of $425,683. There was no change in the minimum pension liability adjustment of $234,180, net of taxes, recorded December 31, 2002.

Under the requirements for Risk Based and Leverage Capital of the federal banking agencies, a minimum level of capital will vary among banks based on safety and soundness of operations. Risk Based Capital ratios are calculated with reference to risk-weighted assets, which include both on and off balance sheet exposure.

At June 30, 2003 the actual Risk Based Capital of the Bank was $32,559,000 for Tier 1 Capital, exceeding the minimum requirements of $11,908,560 by $20,650,440. Total Capital of $36,288,000 exceeded the minimum requirements of $23,817,120 by $12,470,880 and Leverage Capital of $32,559,000 exceeded the minimum requirements of $16,266,880 by $16,292,120. In addition to the "minimum" capital requirements, "well capitalized" standards have also been established by the Federal Banking Regulators.

The table below illustrates the capital ratios of the Company and the Bank on June 30, 2003 and at December 31, 2002.


                                    Well         June 30, 2003      December 31, 2002
                                Capitalized    -----------------    -----------------
                                Requirement    Bancorp     Bank     Bancorp     Bank
-------------------------------------------------------------------------------------

Total Capital (to Risk
 Weighted Assets)                > or =10%     14.39%     12.19%    14.84%     12.63%

Tier 1 Capital (to Risk
 Weighted Assets)                > or =6%      13.14%     10.94%    13.59%     11.38%

Leverage Capital (to Average
 Assets)                         > or =5%       9.52%      8.01%     9.48%      8.00%

Under the revised informal agreement entered into with the Massachusetts Commissioner of Banks and the Federal Deposit Insurance Corporation, effective January 17, 2002, the Bank is required to maintain a seven (7) percent Tier I Leverage Capital ratio. As of June 30, 2003, this ratio was 8.01% compared to 8.0% at year-end 2002.

In addition to meeting the required levels, the Company and the Bank's capital ratios meet the criteria of the "well capitalized" category established by the federal bank regulatory agencies as of June 30, 2003.

ITEM 3

Quantitative and Qualitative Disclosure About Market Risk
---------------------------------------------------------

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

Management's objective is to reduce risk and control the vulnerability of its net interest margin to changes in interest rates by managing the relationship of interest-earning assets and interest-bearing liabilities. The interest rate risk is managed by periodic review and evaluation of the risk potential in certain balance sheet accounts, and determining the level of risk considered appropriate for our level of capital. This, in conjunction with certain assumptions and other related factors, such as anticipated changes in interest rates, liquidity requirements, performance objectives and strategic plans, provides management a means of evaluating interest rate risk.

The Company's Asset/Liability Committee, comprised of the executive management and designated Board of Directors are responsible for managing and monitoring interest rate risk, and reviewing with the Board of Directors, at least quarterly, the Bank's interest rate risk positions, the impact changes in interest rates would have on net interest income, and the maintenance of interest rate risks within approved guidelines.

The Company quantifies its interest rate risk exposure using a simulation model. This simulation analysis is used to measure the exposure to net interest income to changes in interest rates over a specified time frame. The simulation analysis projects future interest income and interest expense under different rate scenarios. Internal guidelines on limitations on interest rate risk specify that for every 100 basis points of immediate change in interest rates, projected net interest income over the next twelve months should not decline by more than 5%.

The simulation model currently utilizes a 300 basis point increase in interest rates and a 50 basis point decrease in rates. Due to the existing low interest rate environment in effect with the average Federal Funds overnight rate trading below 1.50%, the simulation model only reduces rates downward by 50 basis points. The rate interest movements used assume an instant and parallel change in interest rates, and no implementation of any strategic plans are made in response to the change in interest rates. Prepayment speeds for loans are based on median dealer forecasts for each interest rate scenario.

The following table reflects the Company's estimated exposure as a percentage of estimated net interest income for the next twelve months, assuming an immediate change in interest rates as set forth below:


                         Estimated Exposure as a Percentage
       Rate Change             of Net Interest Income
      (Basis Points)               June 30, 2003
      -----------------------------------------------------

           +300                       (7.33)%
            -50                       (1.32)%

The model used to monitor earnings-at-risk provides management a measurement tool to assess the effect of changes in interest rates on the Company's current and future earnings. The limit established by the Company provides an internal tolerance level to control interest rate risk exposure.

ITEM 4  CONTROLS AND PROCEDURES

(a)   Evaluation of disclosure controls and procedures.

As required by new Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of June 30, 2003, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the new rules, we will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)   Changes in internal controls.

None.

                                   PART II

                              Other Information

ITEM 4

The Annual Meeting of the Company's stockholders was held on April 14, 2003 with the following matters being voted upon and with the indicated results.

Proposal One - Election of Class Three Directors
------------------------------------------------

The following five individuals were re-elected to serve as directors of the Company until the 2004 Annual Meeting of stockholders, and until their successors are elected and qualified.

                                    VOTES
                ---------------------------------------------
                Nominee                    For        Against
                ---------------------------------------------
                Thomas B. Almy          1,981,598     16,991
                Peter G. Collias        1,981,329     17,260
                Melvyn A. Holland       1,959,986     38,603
                Shaun O'Hearn, Sr.      1,964,561     34,028
                William J. Sullivan     1,986,173     12,416

Proposal Two - Election of Clerk/Secretary

The following individual was re-elected by the stockholders to serve as Clerk/Secretary until the next Annual Meeting of the stockholders, and until his successor is elected and qualified.

                                    VOTES
                ---------------------------------------------
                Nominee                    For        Against
                ---------------------------------------------
                Peter G. Collias        1,986,424     12,165

The following additional directors continued their terms in office after the meeting.

       Donald T. Corrigan              Mary Lynn D. Lenz
       William Q. MacLean, Jr.         Francis A. Macomber
       Majed Mouded, MD                Lawrence J. Oliveira, DDS
       Peter Paskowski                 Kenneth R. Rezendes, Sr.
       Charles Veloza                  David F. Westgate

Proposal Three - Ratification of Independent Auditors
-----------------------------------------------------

The following firm was re-elected by the stockholders to serve as independent certified public accountants for the year 2003.

                                    VOTES
             --------------------------------------------------
             Nominee                         For        Against
             --------------------------------------------------
             Shatswell, MacLeod & Co.     1,988,323     10,266

ITEM 6

Exhibits and Reports on Form 8-K
--------------------------------

(a)   Exhibits:  See exhibit index.

(b) A report on Form 8-K dated April 14, 2003 was filed with the Securities and Exchange Commission reporting under Item 12 the release of information concerning the first quarter 2003 results of operations and financial condition.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SLADE'S FERRY BANCORP
                                       -------------------------------------
                                       (Registrant)


August 13, 2003                        /s/ Mary Lynn D. Lenz
-------------------------              -------------------------------------
(Date)                                 (Signature)         Mary Lynn D. Lenz
                                           President/Chief Executive Officer


August 13, 2003                        /s/ Deborah A. McLaughlin
-------------------------              -------------------------------------
(Date)                                 (Signature)     Deborah A. McLaughlin
                                                    Chief Operating Officer/
                                                     Chief Financial Officer

                                EXHIBIT INDEX


Exhibit No.    Description                                               Note
-----------    -----------                                               ----

3.1            Articles of Incorporation of Slade's Ferry Bancorp as
               amended                                                    (1)

3.2            By-laws of Slade's Ferry Bancorp as amended                (2)

10.1           Slade's Ferry (formerly Weetamoe) Bancorp 1996 Stock
               Option Plan (as amended)                                   (3)

10.2           Noncompetition Agreement between Slade's Ferry Trust
               Company and Edward S. Machado (A substantially identical
               contract exists with Peter Paskowski)                      (4)

10.3           Supplemental Executive Retirement Agreement between
               Slade's Ferry (formerly Weetamoe) Bancorp and
               Donald T. Corrigan                                         (5)

10.4           Supplemental Executive Retirement Agreement between
               Slade's Ferry (formerly Weetamoe) Bancorp and
               James D. Carey                                             (2)

10.5           Supplemental Executive Retirement Agreement between
               Slade's Ferry (formerly Weetamoe) Bancorp and
               Manuel J. Tavares                                          (2)

10.6           Swansea Mall Lease                                         (4)

10.7           Form of Director Supplemental Retirement Program
               Director Agreement, Exhibit I thereto (Slade's Ferry
               Trust Company Director Supplemental Retirement Program
               Plan) and Endorsement Method Split Dollar Plan Agreement
               thereunder for Thomas B. Almy.  (Similar forms of
               agreement entered into between Slade's Ferry Trust
               Company and the other directors)                           (6)

10.8           Form of Directors' Paid-up Insurance Policy for
               Thomas B. Almy (part of the Director Supplemental
               Retirement Program).  (Similar forms of policy
               entered into by Company for other directors).              (7)

10.9           Form of Officers' Paid-up Endorsement Method Split
               Dollar Plan Agreement and Insurance Policies for
               Janice Partridge (Similar forms of policies entered
               into by Company for its President and other
               Vice Presidents)                                           (8)

10.10          Supplemental Executive Retirement Agreement between
               Slade's Ferry Bancorp and Mary Lynn D. Lenz.               (9)

10.11          Change-in-Control Severance Agreement between
               Slade's Ferry Bancorp, Slade's Ferry Trust Company
               and Mary Lynn D. Lenz                                      (9)

10.12          Confidentiality and Non-Solicitation Agreement between
               Slade's Ferry Bancorp and Mary Lynn D. Lenz                (9)

11.0           Computation of Per Share Earnings                       (Page 30)

31             Certifications of Chief Executive Officer and
               Chief Financial Officer pursuant to Rule
               13a-14(a)/15d-14(a)                                   (Page 31 & 32)

32             Certification of Chief Executive Officer and
               Chief Financial Officer pursuant to Section 1350        (Page 33)

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




<F6>  Incorporated by reference to the Registrant's Form 10-Q for the quarter ended March 31, 1999.
<F7>  Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended June 30, 1998.
<F8>  Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 2000.
<F9>  Incorporated by reference to the Registrant's Form 10-Q for the quarter ended March 31, 2003.