Form 10-Q
period 2003-09-30
SLADES FERRY BANCORP
filed 2003-11-13
CIK 857499

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISION
                           Washington, D.C.  20549

                                  FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended   September 30, 2003
                  ----------------------

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


 Common stock ($0.01 par value) 3,979,534.14 shares as of September 30, 2003.
 ----------------------------------------------------------------------------

                                   PART I
ITEM 1

Financial Statements
--------------------

                    SLADE'S FERRY BANCORP AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                                    September 30, 2003     December 31, 2002
                                                    ----------------------------------------
                                                       (Unaudited)

ASSETS:
Cash, due from banks and interest-bearing
 demand deposits with other banks                      $ 18,887,821          $ 14,993,969
Money market mutual funds                                    41,851               222,567
Federal Home Loan Bank overnight deposit                  7,000,000            10,000,000
Federal funds sold                                        4,000,000             9,500,000
                                                       ----------------------------------
      Cash and Cash Equivalents                          29,929,672            34,716,536
Interest-bearing time deposits with other banks             200,000               200,000
Investment securities held-to-maturity(1)                12,148,328            13,696,254
Investment securities available-for-sale(2)              52,502,490            65,907,926
Federal Home Loan Bank stock                              2,105,400             1,013,400
Loans, net                                              311,724,282           259,816,056
Premises and equipment                                    5,991,270             6,067,879
Goodwill                                                  2,173,368             2,173,368
Accrued interest receivable                               1,511,498             1,492,591
Cash surrender value of life insurance                   11,019,566             9,750,661
Deferred income tax asset, net                            2,114,099             1,849,723
Other assets                                              1,472,230             1,690,589
                                                       ----------------------------------

TOTAL ASSETS                                           $432,892,203          $398,374,983
                                                       ==================================

LIABILITIES & STOCKHOLDERS' EQUITY:
Deposits                                               $346,229,006          $335,632,532
Federal Home Loan Bank advances                          42,106,161            19,185,338
Other liabilities                                         2,477,628             2,336,109
                                                       ----------------------------------

Total Liabilities                                       390,812,795           357,153,979
                                                       ----------------------------------

Preferred stockholders' equity in a
 subsidiary company                                          50,500                54,000
                                                       ----------------------------------

STOCKHOLDERS' EQUITY:
  Common stock                                               39,796                39,378
  Paid-in-capital                                        28,316,556            27,693,199
  Retained earnings                                      13,991,179            13,445,335
  Accumulated other comprehensive income (loss)            (318,623)              (10,908)
                                                       ----------------------------------

Total Stockholders' Equity                               42,028,908            41,167,004
                                                       ----------------------------------
TOTAL LIABILITIES &
 STOCKHOLDERS' EQUITY                                  $432,892,203          $398,374,983
                                                       ==================================

--------------------
<F1>  Investment securities held-to-maturity have a fair market value of
      $12,719,647 as of September 30, 2003 and $14,262,405 as of December
      31, 2002.
<F2>  Securities classified as available-for-sale are stated at a fair value with any unrealized gains or losses reflected as an adjustment in Stockholders' Equity, net of tax effect.


The accompanying notes are an integral part of these condensed consolidated financial statements.

                    SLADE'S FERRY BANCORP AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND EXPENSE
                                 (UNAUDITED)
                        9 MONTHS ENDING SEPTEMBER 30,


                                                                   2003            2002
                                                                ---------------------------

INTEREST AND DIVIDEND INCOME:
Interest and fees on loans                                      $12,928,787     $13,088,783
Interest and dividends on investments                             2,258,138       3,461,700
Other interest                                                      135,253         258,593
                                                                ---------------------------
  Total interest and dividend income                             15,322,178      16,809,076
                                                                ---------------------------
INTEREST EXPENSE:
Interest on deposits                                              3,538,854       5,307,036
Interest on Federal Home Loan Bank and other borrowed funds       1,059,978         892,868
                                                                ---------------------------
  Total interest expense                                          4,598,832       6,199,904
                                                                ---------------------------
  Net interest and dividend income                               10,723,346      10,609,172
Provision (benefit) for loan losses                                (539,357)        375,000
                                                                ---------------------------
  Net interest and dividend income
   after provision (benefit) for loan losses                     11,262,703      10,234,172
                                                                ---------------------------
OTHER INCOME:
Service charges on deposit accounts                                 429,266         415,297
Overdraft service charges                                           410,788         226,387
Gain on sales of available-for-sale securities, net                   1,944         582,540
Increase in cash surrender value of life insurance policies         318,405         305,914
Other income                                                        430,816         435,475
                                                                ---------------------------
  Total other income                                              1,591,219       1,965,613
                                                                ---------------------------
OTHER EXPENSE:
Salaries and employee benefits                                    5,743,711       5,367,058
Occupancy expense                                                   710,580         637,618
Equipment expense                                                   398,971         369,307
Stationary and supplies                                             164,337         216,010
Professional fees                                                   780,640         323,860
Marketing expense                                                   310,058         269,416
Writedown on securities                                                   0       1,085,158
Loss on sale of loans                                               115,792               0
Other expense                                                     1,262,251       1,273,675
                                                                ---------------------------
  Total other expense                                             9,486,340       9,542,102
                                                                ---------------------------
Income before income taxes and extraordinary item                 3,367,582       2,657,683
Income taxes                                                      1,092,553         568,010
                                                                ---------------------------
  Net income before extraordinary item                            2,275,029       2,089,673
Extraordinary item, net of income taxes                            (658,168)              0
                                                                ---------------------------
  NET INCOME                                                    $ 1,616,861     $ 2,089,673
                                                                ===========================
Basic earnings (loss) per share:
  Income before extraordinary item                              $      0.57     $      0.54
  Extraordinary item, net of income taxes                             (0.17)           0.00
                                                                ---------------------------
  Net income                                                    $      0.40     $      0.54
                                                                ===========================
Diluted earnings (loss) per share:
  Income before extraordinary item                              $     0 .57     $      0.53
  Extraordinary item, net of income taxes                             (0.16)           0.00
                                                                ---------------------------
  Net income                                                    $      0.41     $      0.53
                                                                ===========================
Basic averages shares outstanding                                 3,963,167       3,900,580
                                                                ===========================
Diluted average shares outstanding                                3,994,511       3,929,760
                                                                ===========================
Dividends per  share                                            $      0.27     $      0.27
                                                                ===========================
Comprehensive Income(1)                                         $ 1,309,146     $ 1,952,432
                                                                ===========================

--------------------
<F1>  Calculated using the change in accumulated other comprehensive income
      (loss) for the period and net income (loss) for the period.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    SLADE'S FERRY BANCORP AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND EXPENSE
                                 (UNAUDITED)
                        3 MONTHS ENDING SEPTEMBER 30,


                                                                   2003            2002
                                                                --------------------------

INTEREST AND DIVIDEND INCOME:
Interest and fees on loans                                      $4,419,503      $4,274,244
Interest and dividends on investments                              671,857       1,102,826
Other interest                                                      26,873         107,836
                                                                --------------------------
  Total interest and dividend income                             5,118,233       5,484,906
                                                                --------------------------
INTEREST EXPENSE:
Interest on deposits                                             1,090,910       1,640,563
Interest on Federal Home Loan Bank and other borrowed funds        408,772         333,679
                                                                --------------------------
  Total interest expense                                         1,499,682       1,974,242
                                                                --------------------------
  Net interest and dividend income                               3,618,551       3,510,664
Provision (benefit) for loan losses                                      0               0
                                                                --------------------------
  Net interest and dividend income
   after provision (benefit) for loan losses                     3,618,551       3,510,664
                                                                --------------------------
OTHER INCOME:
Service charges on deposit accounts                                151,072         133,668
Overdraft service charges                                          147,662          95,982
Gain on sale of available-for-sale securities, net                  42,862         585,358
Increase in cash surrender value of life insurance policies        102,065          95,639
Other income                                                       137,763         138,731
                                                                --------------------------
  Total other income                                               581,424       1,049,378
                                                                --------------------------
OTHER EXPENSE:
Salaries and employee benefits                                   2,005,682       1,807,639
Occupancy expense                                                  225,567         219,173
Equipment expense                                                  143,949         118,594
Stationery and supplies                                             50,055          63,451
Professional fees                                                  238,964         137,099
Marketing expense                                                   80,441          78,757
Writedown on securities                                                  0         138,263
Loss on sale of loans                                               12,258               0
Other expense                                                      424,376         409,036
                                                                --------------------------
  Total other expense                                            3,181,292       2,972,012
                                                                --------------------------
Income before income taxes and extraordinary item                1,018,683       1,588,030
Income taxes                                                       319,338         337,033
                                                                --------------------------
  Net income before extraordinary item                             699,345       1,250,997
Extraordinary item, net of income taxes                                  0               0
                                                                --------------------------
  NET INCOME                                                    $  699,345      $1,250,997
                                                                ==========================
Basic earnings per share:
  Income before extraordinary item                              $     0.18      $     0.32
  Extraordinary item, net of income taxes                             0.00            0.00
                                                                --------------------------
  Net income                                                    $     0.18      $     0.32
                                                                ==========================
Diluted earnings per share:
  Income before extraordinary item                              $     0.17      $     0.32
  Extraordinary item, net of income taxes                             0.00            0.00
                                                                --------------------------
  Net income                                                    $     0.17      $     0.32
                                                                ==========================
Basic average shares outstanding                                 3,976,557       3,917,902
                                                                ==========================
Diluted average shares outstanding                               4,022,804       3,944,581
                                                                ==========================
Dividends per share                                             $     0.09      $     0.09
                                                                ==========================
Comprehensive Income (1)                                        $  189,219      $  978,350
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

                    SLADE'S FERRY BANCORP AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       Nine Months Ended September 30,
                       -------------------------------
                                 (Unaudited)


                                                                              2003             2002
                                                                          -----------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $  1,616,861     $  2,089,673
Adjustments to reconcile net income to net cash provided by
 operating  activities:
  Amortization,  net of accretion of securities                                156,662          120,436
  Loss on sales of available-for-sale securities, net                           (1,944)        (582,540)
  Loss on sale of loans                                                        115,792                0
  Change in unearned income                                                     35,935          (42,540)
  Provision (benefit) for loan losses                                         (539,357)         375,000
  Depreciation and amortization                                                473,251          476,321
  Increase in cash surrender value of life insurance policies                 (318,405)        (305,914)
  Writedown on securities                                                            0        1,085,158
  (Increase) decrease in taxes receivable                                      215,024         (232,946)
  Deferred tax expense                                                          52,941                0
  (Increase) decrease in other assets                                           47,739          (35,621)
  (Increase) decrease in prepaid expenses                                      (39,605)          57,030
  (Increase) decrease in interest receivable                                   (18,907)         327,311
  Increase (decrease) in other liabilities                                     (13,265)          94,596
  Increase in accrued expenses                                                 135,115           94,558
  Increase (decrease) in interest payable                                       11,111          (15,884)
  Decrease in minority interest in subsidiary                                   (3,500)          (1,500)
                                                                          -----------------------------
  Net cash provided by operating activities                                  1,925,448        3,503,138
                                                                          -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of interest-bearing time deposit with other bank                          0         (100,000)
  Purchases of available-for-sale securities                               (29,246,394)     (22,166,456)
  Proceeds from maturities and calls of available-for-sale securities       41,882,767       35,949,210
  Purchases of held-to-maturity securities                                  (4,926,305)      (2,786,923)
  Proceeds from maturities of held-to-maturity securities                    6,463,543        4,581,409
  Purchase of Federal Home Loan Bank stock                                  (1,092,000)               0
  Loan originations and principal collections, net                         (53,473,842)          47,671
  Recoveries of loans previously charged off                                    90,927           27,326
  Proceeds from sales of loans                                               1,862,319                0
  Capital expenditures                                                        (396,642)        (181,171)
  Proceeds from sale of asset                                                        0           10,600
  Investment in life insurance policies                                       (950,500)      (1,000,000)
                                                                          -----------------------------
  Net cash used in investing activities                                    (39,786,127)      14,381,666
                                                                          -----------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    SLADE'S FERRY BANCORP AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       Nine Months Ended September 30,
                       -------------------------------
                                 (Unaudited)
                                 (Continued)


                                                                              2003             2002
                                                                          -----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in demand deposits, NOW, money market
   and savings accounts                                                     18,164,159       16,549,104
  Net decrease in time deposits                                             (7,567,685)     (12,548,609)
  Advances in Federal Home Loan Bank borrowings, net of payments            22,920,823        2,272,808
  Net increase (decrease) in other borrowed funds                                    0         (454,101)
  Proceeds from issuance of common stock                                       623,775          692,313
  Dividends paid                                                            (1,067,257)      (1,048,485)
                                                                          -----------------------------
  Net cash provided  by financing activities                                33,073,815        5,463,030
                                                                          -----------------------------
  Net increase (decrease) in cash and cash equivalents                      (4,786,864)      23,347,834
  Cash and cash equivalents at beginning of year                            34,716,536       28,692,310
                                                                          -----------------------------
  Cash and cash equivalents at the end of period                          $ 29,929,672     $ 52,040,144
                                                                          =============================

SUPPLEMENTAL DISCLOSURES:

Interest paid                                                             $  4,587,721     $  6,215,788

Income taxes paid                                                         $    824,588     $    800,956

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    SLADE'S FERRY BANCORP AND SUBSIDIARY
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

                             September 30, 2003

Note A - Basis of Presentation
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the management of Slade's Ferry Bancorp (the "Company"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

Note C - Stock Based Compensation
---------------------------------

At September 30, 2003, the Company has a stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income (except for appreciation from options surrendered), as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.


                                             3 Months Ending September 30,     9 Months Ending September 30,
                                                  2003          2002                2003           2002
                                             ---------------------------------------------------------------

Net income, as reported                         $699,345     $1,250,997          $1,616,861     $2,089,673
Deduct:  Total stock-based employee
 compensation expense determined under
 fair value based method for all awards,
 net   of related tax effects                          0              0              55,967         59,377
                                                ----------------------------------------------------------
Pro forma net income (loss)                     $699,345     $1,250,997          $1,560,894     $2,030,296
Earnings per share:
  Basic - as reported                           $   0.18     $     0.32          $     0.41     $     0.54
  Basic - pro forma                             $   0.00     $     0.00          $     0.39     $     0.52
  Diluted - as reported                         $   0.17     $     0.32          $     0.40     $     0.53
  Diluted - pro forma                           $   0.00     $     0.00          $     0.39     $     0.52

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

ITEM 2

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operation
---------

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

Financial Condition
-------------------

Total assets increased by $34.5 Million, or 8.7%, from $398.4 Million at December 31, 2002 to $432.9 Million at September 30, 2003. The increase in total assets during the first nine months of 2003 was most significant in the loan portfolio experiencing a 20.0% increase. This increase in total assets was generated by deposit growth of $10.6 Million, additional advances from the Federal Home Loan Bank of $22.9 Million, and an increase in Stockholders' Equity of $0.9 Million.

Cash and cash equivalents decreased by $4.8 Million, from $34.7 Million reported as of year-end 2002 to $29.9 Million at September 30, 2003. Cash and cash equivalents, for purpose of reporting cash flows, include cash, amounts due from banks, federal funds sold, overnight deposits with the Federal Home Loan Bank, and other short-term investments, i.e. money market mutual funds.

The investment portfolio represents the second largest component of the Company's total assets, and consists of securities available-for-sale and securities held-to-maturity. The designation of which category a security is to be classified is determined at the time of the purchase of the investment instrument.

Total investments, excluding Federal Home Loan Bank stock, decreased by
$15.0

Million from $79.6 Million reported at December 31, 2002 to $64.6 Million at September 30, 2003. The decrease in investments of $15.0 Million combined with the $10.6 Million increase in deposits, and $22.9 Million increase in advances from the Federal Home Loan Bank provided the liquidity to fund gross loan growth of approximately $51.4 Million.

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

Investment Securities Held-to-Maturity are securities that the Company will hold to maturity and are carried at amortized cost on the balance sheet, and are summarized as follows as of September 30, 2003:


                                                Amortized      Gross Unrealized     Gross Unrealized
(Dollars in Thousands)                          Cost Basis      Holding Gains        Holding Losses      Fair Value
-------------------------------------------------------------------------------------------------------------------

Debt securities issued by the U.S.
 Treasury and other U.S. Government
 Corporations and Agencies                       $     0             $  0                  $0             $     0
Debt securities issued by states of the
 United States and political
 subdivisions of the states                       12,147              572                   0             $12,719
Mortgage-backed securities                             1                0                   0                   1
Other debt securities                                  0                0                   0                   0
-----------------------------------------------------------------------------------------------------------------
Total                                            $12,148             $572                  $0             $12,720
=================================================================================================================

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

Investments in Available-for-Sale securities are carried at fair value on the balance sheet and are summarized as follows as of September 30, 2003:


                                                          Gains in          Losses in
                                                         Accumulated       Accumulated
                                                            Other             Other
                                         Amortized      Comprehensive     Comprehensive
(Dollars in Thousands)                   Cost Basis        Income            Income         Fair Value
------------------------------------------------------------------------------------------------------

Debt securities issued by the U. S.
 Treasury and other U. S. Government
 Corporations and Agencies                $30,052           $ 94              $315           $29,831
Marketable Equities                         3,447             95               543             2,999
Mortgage-backed securities                 16,932            491                 0            17,423
Corporate Bonds                             2,161             89                 0             2,250
----------------------------------------------------------------------------------------------------
Total                                     $52,592           $769              $858           $52,503
====================================================================================================

Effect on Stockholders' Equity as of September 30, 2003:
(In Whole Dollars)


      Net unrealized loss on Available-for-Sale Securities                      $(89,179)
      Less tax effect                                                              4,736
                                                                                --------
      Net unrealized loss on Available-for-Sale Securities after tax effect     $(84,443)
                                                                                ========

The Available-for-Sale category at September 30, 2003 had net unrealized losses, net of taxes, of $84,443 of which $211,598 are net unrealized gains (net of tax) attributed to securities of the U.S. Treasury, other U.S. Government corporations and agencies, corporate bonds, and mortgage-backed securities, and $296,041 are net unrealized losses (net of tax) attributable to marketable equity securities.

Securities of the U.S. Treasury, U.S. Government corporations and agencies, and mortgage-backed securities have little or no credit risk, other than being sensitive to changes in interest rates; and if held-to-maturity, these securities will mature at par. The Company amortizes premiums and accretes discounts over the life of the securities.

Marketable equity securities, however, have a greater risk as they are subject to rapid market fluctuations. These securities are constantly monitored and evaluated to determine their suitability for sale, retention in the portfolio, or possible writedowns due to impairment issues. Management minimizes its risk by limiting the total amount invested into marketable equity securities. At September 30, 2003, the amount invested in marketable equity securities was 4.6% of the total market value of the investment portfolio distributed over various industry sectors.

Total net loans increased by $51.9 Million or 20.0% from $259.8 Million reported at December 31, 2002 to $311.7 Million at September 30, 2003. Residential mortgage and home equity loans increased by approximately $40.0 Million during the nine months ending September 30, 2003 as new and existing customers took advantage of the lower interest rate environment. In the third quarter of 2003, due to continued marketing to promote the historical low mortgage and home equity interest rates, the Bank originated more than $15.0 Million in these loan types. In addition, the Bank also maintains an active commercial loan portfolio increasing commercial real estate and commercial and industrial loans by approximately $14.0 Million during the nine months ending September 30, 2003. In the third quarter of 2003, these loans increased by $7.5 Million. These increases in loans were partially offset by a decrease in indirect auto loans, regular loan amortization and prepayments, due to a high level of refinancing activities. Additionally, during the nine months ending September 30, 2003, aggressive plans to improve the asset quality of loans resulted in the sale of approximately $1.9 Million of loans deemed impaired, recognizing a pre-tax loss of $115,792.

The composition of our loan portfolio continues to change and diversify. Loan demand for residential real estate and home equity loans continues to be strong, and commercial loan borrowers, due to the uncertainty of the economy, focus on refinancing existing debt to lower borrowing costs.

          INFORMATION WITH RESPECT TO NONACCRUAL AND PAST DUE LOANS AT SEPTEMBER 30, 2003 AND 2002 AND DECEMBER 31, 2002 AND 2001



                                                         At September 30,         At December 31,
---------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                   2003        2002        2002        2001
---------------------------------------------------------------------------------------------------

Nonaccrual Loans                                        $   637     $   887     $   635     $ 1,138
Loans 90 days or more past due and still accruing            13           0           8         444
Real estate acquired by foreclosure
 or substantively repossessed                                 0           0           0           0
Percentage of nonaccrual loans to total gross loans        0.20%       0.35%       0.24%       0.45%
Percentage of nonaccrual loans, restructured loans,
 and real estate acquired by foreclosure or
 substantively  repossessed to total assets                0.15%       0.22%       0.16%       0.34%
Percentage of allowance for loan losses
 to nonaccrual loans                                     687.28%     625.93%     764.41%     481.90%

The $637,000 in nonaccrual loans as of September 30, 2003 consists of $500,000 of real estate mortgages and $100,000 attributed to commercial loans. Nonaccrual loans include restructured loans of $152,100 at September 30, 2003.

The Company's nonperforming assets as a total increased slightly by $7,000, from $643,000 reported on December 31, 2002 to $650,000 as of September 30, 2003. The Company considers nonaccrual loans, loans past due 90 days or more but still accruing, and real estate acquired by foreclosure or substantively repossessed as nonperforming assets. Although the loan portfolio increased by $51.9 Million, nonaccrual loans, which is the largest component of nonperforming assets, increased by only $2,000 during the nine months ending September 30, 2003. Loans 90 day or more but still accruing increased by $5,000 during the first nine months of 2003. As of September 30, 2003, there was no real estate acquired by foreclosure.

The percentage of nonaccrual loans to total gross loans decreased from 0.24% reported at the year end 2002 to 0.20% at September 30, 2003 due to a decrease in the nonaccrual category and the increase in the total loan portfolio. The percentage of nonaccrual loans and real estate acquired by foreclosure or substantively repossessed to total assets also decreased due to the decrease in nonaccrual loans and increase in the loan portfolio total assets.

    INFORMATION WITH RESPECT TO INTEREST ON NONACCRUAL AND PAST DUE LOANS
        AT SEPTEMBER 30, 2003 AND 2002 AND DECEMBER 31, 2002 AND 2001


                                                  At September 30,     At December 31,
--------------------------------------------------------------------------------------
(Dollars in Thousands)                             2003     2002       2002      2001
--------------------------------------------------------------------------------------

Nonaccrual Loans                                   $637     $887       $635     $1,138

Interest income that would have been recorded
 under original terms                                30       78        303        109

Interest income recorded during the period           18       64        121          6

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

At September 30, 2003, there were $2,000,861 of loans which the Company has determined to be impaired, with a related allowance for credit losses of $319,176. In addition, principal reductions, loan payoffs, charged off balances, loan upgrades, and a change in our impairment identification methodology are other factors resulting in a decrease of impaired loans.

There were no other loans classified for regulatory purposes at September 30, 2003 that management reasonably expects will materially impact future operating results, liquidity or capital resources.


                  ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

<CAPTION

                                       Nine Months            Years Ended
                                   Ended September 30,       December 31,
----------------------------------------------------------------------------
(Dollars in Thousands)              2003       2002         2002       2001
----------------------------------------------------------------------------

Balance at January 1                $4,854     $5,484      $5,484     $4,776
----------------------------------------------------------------------------
Charge-offs:
  Commercial                            (0)      (288)       (336)       (73)
  Real Estate-construction              (0)        (0)         (0)        (0)
  Real Estate-mortgage                 (10)       (20)        (20)        (0)
  Installment/consumer                 (18)       (26)        (26)       (28)
----------------------------------------------------------------------------
Total charge-offs                      (28)      (334)       (382)      (101)
----------------------------------------------------------------------------
Recoveries:
  Commercial                            51         11          17         14
  Real Estate-construction               0          0           0          0
  Real Estate-mortgage                  29         13          38         29
  Installment/consumer                  11          3           7         16
----------------------------------------------------------------------------
Total Recoveries                        91         27          62         59
----------------------------------------------------------------------------
Net (charge-offs) recoveries            63       (307)       (320)       (42)
----------------------------------------------------------------------------
Provision (benefit) charged to
 (increasing) operations              (539)       375        (310)       750
----------------------------------------------------------------------------
Balance at end of period            $4,378     $5,552      $4,854     $5,484
============================================================================
Ratio of net charge-offs to
 Average loans outstanding           (0.01%)    (0.12%)     (0.13%)    (0.02%)

The Allowance for Loan Losses at September 30, 2003 was $4,377,797, compared to $4,854,388 at year-end 2002. The Allowance for Loan Losses as a percentage of outstanding loans was 1.39% at September 30, 2003, and 1.83% at December 31, 2002.

The Company provides for loan losses to maintain the Allowance for Loan Losses at a level that management believes to be adequate to absorb potential losses in the loan portfolio.

As the composition of our loan portfolio gradually changes and diversifies from higher credit risk weighted loans, such as commercial real estate and commercial and industrial, to residential and home equity loans, less reserve allowance will be required. Due to the continued changes in the loan portfolio, stronger underwriting guidelines, the sale of loans previously deemed substandard, and overall improvement in credit quality of existing loans, the overall credit risk embedded in the loan portfolio decreased. After thorough review and analysis of the adequacy of the loan loss reserve during the second quarter, the Bank recovered $680,357 of previously provided loan loss provisions, and for the nine months ending September 30, 2003, the Bank recorded a provision benefit to earnings of $539,357, compared to a provision expense of $375,000 recorded for the same period in the previous year. Loans charged off were $382,000 in 2002, $101,000 in 2001, $28,000 in the nine months ended September 30, 2003, and $334,000 for the same period in 2002. Recoveries of loans previously charged off were $62,000 in 2002, $59,000 in 2001, $91,000 in the nine months ended September 30, 2003, and $27,000 for the same period in 2002. Management believes that the Allowance for Loan Losses of $4,378,000 as of September 30, 2003 is adequate to cover potential losses in the loan portfolio, based on current information available to management.

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


                                    September 30, 2003            December 31, 2002            December 31, 2001
                                 ----------------------------------------------------------------------------------
                                               Percent of                   Percent of                   Percent of
                                                Loans in                     Loans in                     Loans in
                                                  Each                         Each                         Each
                                                Category                     Category                     Category
                                                to Total                     to Total                     to Total
                                  Amount         Loans         Amount         Loans         Amount         Loans
                                 ----------------------------------------------------------------------------------
                                                               (Dollars in Thousands)

Domestic:
  Commercial (5)                 $1,078(1)       10.85%       $1,155(1)       11.60%       $1,629(1)       17.91%
  Real estate - Construction         77           4.48%           70           5.31%           41           2.99%
  Real estate - mortgage          3,098(2)       83.20%        3,465(2)       80.48%        3,585(2)       74.77%
  Consumer(3)                       125(4)        1.47%          164(4)        2.61%          229(4)        4.33%
                                 -------------------------------------------------------------------------------
                                 $4,378         100.00%       $4,854         100.00%       $5,484         100.00%
                                 ===============================================================================

--------------------
<F1>  Includes amounts specifically reserved for impaired loans of $270,423 as of September 30, 2003, $412,761 as of December 31, 2002, and $780,029 as of December 31, 2001 as required by Financial Accounting Standard No. 114, Accounting for Impairment of Loans.
<F2>  Includes amounts specifically  reserved for impaired loans of $38,081 as of September 30, 2003, $34,757 as of December 31, 2002, and $413,663 as of December 31, 2001 as required by Financial Accounting Standard No. 114, Accounting for Impairment of Loans.
<F3>  Includes consumer, obligations of states and political subdivisions and other.
<F4>  Includes amounts specifically  reserved for impaired loans of $10,672 as of September 30, 2003, $29,606 as of December 31, 2002, and $1,632
      as of December 31, 2001 as required by Financial Accounting Standard No. 114, Accounting for Impairment of Loans.
<F5>  Includes commercial, financial, agricultural and nonprofit loans.

The loan portfolio's largest segment of loans is commercial real estate loans, which represent 55.2% of gross loans. Residential real estate, including home equity loans, represents 32.6% of gross loans. The Company requires a loan to value ratio of 80% in both commercial and residential mortgages. These mortgages are secured by real properties which have a readily ascertainable appraised value.

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

Commercial loans consist of loans predominantly collateralized by inventory, furniture and fixtures, and accounts receivable. In assessing the collateral for this type of loan, management applies a 50% liquidation value to inventories; 25% to furniture, fixtures and equipment; and 70% to accounts receivable less than 90 days of invoice date. Commercial loans represent 10.7% of the loan portfolio as of September 30, 2003, approximately the same level as of September 30, 2002.

Consumer loans are both secured and unsecured borrowings and represent only 1.5% of the total loan portfolio as of September 30, 2003. These loans have a higher degree of risk than residential mortgage loans. The underlying collateral of a secured consumer loan tends to depreciate in value. Consumer loans are typically made based on the borrower's ability to repay the loan through continued financial stability. The Company endeavors to minimize risk by reviewing the borrower's repayment history on past debts, and assessing the borrower's ability to meet existing obligations on the proposed loans.

The allocation of the Allowance for Loan Losses is based on management's judgement of potential losses in the respective portfolios. While management has allocated reserves to various portfolio segments, the allowance is general in nature and is available for the portfolio in its entirety.

Total deposits at September 30, 2003 were $346.2 Million, an increase of $10.6 Million or 3.2%, compared to $335.6 Million at December 31, 2002. Savings deposit balances and money market accounts increased by $19.3 Million, offset by a net decrease in demand deposits and NOW accounts of $1.5 Million. Term certificates of deposit as of September 30, 2003 decreased by $7.2 Million when compared to December 31, 2002. This decrease was primarily the result of declining interest rates for these products and depositors electing to maintain a more liquid position. The Bank's marketing campaign to promote new money market account products during the first nine months of 2003 had been very successful, generating more than $10.0 Million in new core deposits.

Total borrowed funds were $42.6 Million at September 30, 2003, as compared to $19.2 Million at December 31, 2002, for an increase of $23.4 Million.
The Bank took advantage of the low interest rate environment to obtain advances from the Federal Home Loan Bank to augment its funding sources, and also as a tool to hedge against interest rate risk.

Total stockholders' equity was $42.0 Million at September 30, 2003, as compared to $41.2 Million at December 31, 2002, for an increase of $862,000. The increase during the first nine months of 2003 resulted from net income of $1.6 Million, and dividend reinvestments of $0.6 Million, partially offset by dividends declared of $1.1 Million.


Results of Operations
---------------------

The Company's operating performance is dependent on net interest and dividend income, which is the difference between interest income earned on loans and investments and interest expense paid on deposits and borrowed funds. The level of net interest income achieved is significantly impacted by several factors such as economic conditions, interest rates, asset/liability management, and corporate tax and strategic planning. Net interest and dividend income for September 30, 2003 increased by $114,174 to $10,723,346 when compared to $10,609,172 recorded during the same period in 2002. Total interest and dividend income decreased by $1,486,898 offset by a decrease in total interest expense of $1,601,072. The Company's net interest margin decreased by 7 basis points from 3.87% reported at September 30, 2002 to 3.80% as of September 30, 2003.

The Provision for Loan Losses is a charge against earnings and funds the Allowance for Loan Losses. It is management's desire to maintain the Allowance for Loan Losses at a level that is adequate to absorb potential losses within the loan portfolio. In determining the appropriate level of the allowance for loan losses, management takes into consideration past and anticipated loss experience, prevailing economic conditions, evaluations of underlying collateral, and the volume of the loan portfolio and balance of nonperforming and classified loans. Management assesses the allowance for loan losses on a monthly basis. After thorough review and analysis of the adequacy of the loan loss reserve, the continued improvement in asset quality in the loan portfolio, and the reduction and sale of loans deemed substandard, management deemed it prudent to recover $680,357 of previously provided loan loss provisions during the second quarter of 2003. As of September 30, 2003 the allowance for loan losses remains adequate to absorb any credit risk remaining in the portfolio, therefore no provisions were recorded during the third quarter of 2003. The Bank's provision for the first nine months of 2003 was a benefit to earnings of $539,357 compared to an expense provision of $375,000 recorded for the same period 2002.

Total noninterest income decreased by $374,394 for the first nine months in 2003, when compared to the same period in 2002. This decrease is associated with a decrease in net gains on sales of available-for-sale securities from $582,540 recognized during 2002, compared to only $1,944 in 2003. The gains recognized during 2002 resulted from sales of various securities to partially offset the writedown charge of $1,085,158 due to the recognition of various impairment adjustments within the equity securities of the investment portfolio that were deemed to be other than temporary. No securities writedown charges were necessary during the nine months ending September 30, 2003. Partially offsetting the $580,596 decrease in security gains was an increase in overdraft service charges by $184,401, from $226,387 recorded during 2002 to $410,788 for the same period in 2003. This increase was due to a new overdraft fee pricing schedule and procedure implemented during the second quarter of 2003. Service charges on deposit accounts increased slightly by $13,969 from 2002 to 2003. The cash surrender value of bank owned life insurance policies associated with both the directors' and executive officers' life insurance programs increased by $12,491 due to the purchase of additional policies for newly hired executive officers during 2003. The line item Other Income decreased slightly by $4,659 when compared to the first nine months of 2002. These income items represent earnings derived from fees associated with safe deposit box rentals, checkbook printing, ATM/debit card usage, customer investment commissions, and other miscellaneous income.

The category Total Other Expense, made up of various noninterest expenses decreased by $55,762, to $9,486,340 recorded during the first nine months ending September 30, 2003, compared to $9,542,102 reported for the same period in 2002. Salaries and employee benefits increased by $376,653, or 7.0% from

$5,367,058 reported for the first nine months of 2002, to $5,743,711 expensed for the same period in 2003. The increase was attributable to additions to staff to support consumer lending activities, sales incentive commissions paid for achieving sales production targets, and general salary increases due to performance reviews. A Chief Operating Officer/Chief Financial Officer was also hired in May 2003 and, in the third quarter of 2003, a director of retail and an investment executive were hired. In addition employee benefits expense also increased as the Company increased its defined benefit plan contribution for 2003.

Occupancy and equipment expenses combined totaled $1,109,551 during the first nine months of 2003, compared to $1,006,925 in 2002, an increase of $102,626, primarily due to increased snow removal cost resulting from a cold, severe winter, and higher energy cost, during the first quarter of 2003. In addition, real estate taxes on bank owned properties increased during 2003, and costs associated with closing a branch in Swansea were recorded during the third quarter of 2003.

The expenses for stationery and supplies decreased by $51,673 from $216,010 reported as of year-to-date September 30, 2002 to $164,337 reported for the same period in 2003.

Professional fees increased by $456,780 from the first nine months of 2002 compared to 2003. This increase reflects costs associated with consultants for marketing, advertising, investment advisory, strategic planning, pension actuaries, and information technology. In addition legal expenses for both corporate matters and loan related matters increased.

Marketing expenses attributed to production and media costs for radio commercials, print advertising, and other direct marketing increased by $40,642. These marketing costs were associated with campaigns for consumer loan products, and new money market accounts.

Included in total other expenses in 2002 was a writedown on securities of $1,085,158 due to the recognition of various impairment adjustments within the equity securities of the investment portfolio that were deemed to be other than temporary. During the first nine months of 2003, no writedowns were necessary. The investment portfolio is reviewed at least quarterly with the Investment Committee to determine if there are any possible impairment issues within the portfolio.

As previously mentioned, during the first nine months of 2003, management implemented new policies and procedures, and instituted aggressive plans to reduce problem loan relationships. As a result, in the second quarter of 2003, a portion of these loans were sold at a discount recognizing a pre-tax loss of $103,534, a loss of $12,258 recorded in the third quarter, and allowed the Bank to recover previously provided loan loss provisions directly allocated to these loans. During the first nine months of 2002, no loans were sold.

The following table sets forth the components of the line item Other Expense. This table reflects an increase of $15,340 to $424,376 from $409,036 for the three month period ending September 30, 2003 and a decrease of $11,424 to $1,262,251 from $1,273,675 for the nine month period ending September 30, 2003 when compared to September 30, 2002.


                                      Three Months                             Nine Months
                           -----------------------------------------------------------------------------
                             2003         2002       Variance        2003           2002        Variance
                           -----------------------------------------------------------------------------

Communications/Postage     $ 83,383     $ 76,488     $  6,895     $  251,341     $  240,252     $ 11,089
Committee Fees               40,750       56,150      (15,400)       123,650        149,500      (25,850)
Other Expenses              300,243      276,398       23,845        887,260        883,923        3,337
                           -----------------------------------------------------------------------------
                           $424,376     $409,036     $ 15,340     $1,262,251     $1,273,675     $(11,424)
                           =============================================================================

For the nine months ended September 30, 2003, Other Expense decreased by $11,424. Communications/Postage Expense increased by $11,089 due to the increase in postage cost effective June 2002. Committee Fees decreased by $25,850, from $149,500 reported for the nine months ending September 30, 2002 to $123,650 for the same period in 2003. Additional committee meetings were necessary during 2002 to review the candidates for the Chief Executive Officer/President, and Other Miscellaneous Expense increased slightly by $3,337.

Income before income taxes and extraordinary item was $3,367,582 for the nine month period ending September 30, 2003, compared to $2,657,683 reported for the same period in 2002. Income taxes before extraordinary item totaled $1,092,553, an increase of $524,543 when compared to $568,010 reported for the same period in 2002 as a result of higher taxable income in 2003 and the higher income tax rate due to the disallowance of the dividend deduction pertaining to the "REIT" settlement in 2003. The increase in taxable income of $709,899 is attributable to a combination of the writedown expense of securities recorded during the first nine months of 2002 of $1,085,158, and the recovery of previously provided loan loss provisions resulting in a benefit to earnings of $539,357 in 2003. Year-to-date net income as of September 30, 2003 decreased by 22.6%, or $472,812 from $2,089,673 or $0.53 diluted earnings per share reported during the first nine months of 2002 to $1,616,861 or $0.41 diluted earnings per share for the same period this year.

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

The results of operation for the third quarter in 2003 indicates that net interest and dividend income increased slightly by $107,887 to $3,618,551 from $3,510,664 reported for the same period in 2002. Total interest and dividend income decreased by $366,673 from 2002 to 2003, offset by a decrease in total interest expense of $474,560. Interest margin compression, the interest rate environment, and the future direction of the economy are still concerns although we have been effective in maintaining a flat net interest margin for the last nine months. During this low interest rate environment, the Bank has lowered interest rates on deposit accounts to offset the impact of historical lower loan rates, but there is very little room for further reductions in deposit rates causing pressure on our net interest margins.

During 2003, the Bank implemented procedures to improve asset quality within the loan portfolio. Due to continued diversification in the composition of the loan portfolio, stronger underwriting guidelines, and the sale of $1.9 Million of loans carrying higher credit risk and reserve allocations, the aggregate credit risk embedded in the loan portfolio decreased substantially. After review and analysis of the adequacy of the loan loss reserve, management with the approval of the Board of Directors, deemed it prudent to recover $680,357 of previously provided loan loss provisions in the second quarter of 2003. No provision for loan losses was recorded in the three months ending September 30, 2002 or 2003. The allowance for loan losses is maintained at a level that management believes is adequate to cover potential losses in the loan portfolio which are deemed probable and based on information available to management. Management assesses the allowance for loan losses on a monthly basis, and believes that it has been reasonable in the analysis of the allowance for loan losses.

Total Other Income decreased by $467,954 for the three months ending September 30, 2003, when compared to the same period in 2002. This decrease is associated with the gains on sale of securities during the third quarter 2002 of $585,358 compared to only $42,862 recorded in 2003. Service charges on both deposit accounts and overdrafts combined increased by $69,084. An increase in the Bank's deposit base and new procedures on overdrawn deposit accounts are directly responsible for the increase in service charge income. There was also an increase of $6,426 in the cash surrender value of life insurance policies associated with purchases of additional policies for new executive officers. The line item Other Income decreased slightly by $968 when compared to the second quarter of 2002. These income items represent earnings derived from rental fees on safe deposit boxes, checkbook order fees, ATM/debit card usage fees, and customer investment commission fees.

Total Other Expenses, made up of various noninterest expenses, increased by $209,280 from $2,972,012 reported as of quarter end September 30, 2002 to $3,181,292 as of September 30, 2003. Included in the three months ending September 30, 2002 was the writedown of securities totaling $138,263. No writedowns were necessary during 2003. Salaries and employee benefits increased by $198,043 related to staff additions, sales incentive commissions, and general wage increases due to annual performance evaluations. Occupancy and equipment expenses combined increased by $31,749 due primarily to an increase in real estate taxes paid on bank owned properties and additional depreciation expense on equipment and software purchases and branch closing costs. Stationery and supplies expense decreased by $13,396. Professional fees increased by $101,865 from the three months ending September 30, 2002 compared to the same period in 2003. This increase reflects costs associated with marketing, investment advisory, pension actuaries, and information technology consulting services to promote the Bank and improve the efficiencies in the operation of the Bank. Marketing expenses increased by $1,684 attributed to print advertising and other direct marketing and business development promotion costs. During the three months ending September 30, 2002, the Bank recorded a writedown charge of $138,263 on equity securities with no similar charge in 2003. The Bank sold $280,000 of higher credit risk loans during the third quarter of 2003 recognizing a loss of $12,258. There were no loan sales during the same quarter in 2002. The item Other Expenses increased by $15,340 due to the expense of stock appreciation rights recorded during the second quarter of 2002 of approximately $40,000, with no similar expense recorded in 2003.

Income before taxes and extraordinary item for the third quarter in 2003 decreased by $569,347 from earnings reported in 2002, to $1,018,683 this year. This decrease in quarterly earnings from 2002 to 2003 is due primarily to the $585,358 gain recognized in 2002 on sale of securities, offset partially by a loss of $138,263 on the writedown of securities. Associated applicable income taxes decreased by $17,695 from 2002 to 2003. Net income for the three month period ending September 30, 2003 was $699,345, or a decrease of $551,652, when compared to $1,250,997 reported in the third quarter of 2002.


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

The Company also has the ability to borrow funds for liquidity purposes from correspondent banks, the Federal Home Loan Bank, as well as the Federal Reserve Bank of Boston, by pledging various investment securities as collateral. Borrowings from the Federal Home Loan Bank increased by approximately $22.9 Million from December 31, 2002 to September 30, 2003, as the Bank took advantage of the favorable low interest rate environment to draw down some longer term structured funding opportunities, and to hedge against any possible interest rate risk as a result of the increase in long term, fixed rate residential mortgages. As of September 30, 2003, there was $42.1 Million in advances outstanding from the Federal Home Loan Bank.

Excess available funds are invested on a daily basis into Federal Funds Sold. An appropriate level of Federal Funds Sold is maintained to meet loan commitments, anticipated loan growth and deposit forecasts. Funds exceeding this level are then used to purchase investment securities that are suitable in yields and maturities for the investment portfolio.

Liquidity during the first nine months of 2003 was primarily provided by a net increase in deposits of $10.6 Million, advances in Federal Home Loan Bank borrowings of $22.9 Million, and proceeds from maturities and calls of securities totaling $48.3 Million. These were offset by purchases of securities of $34.2 Million and Federal Home Loan stock of $1.1 Million, loan originations, principal collections, and purchased loans of $53.5 Million, and purchases of life insurance policies for executive officers of $1.0 Million. Other factors affecting liquidity included cash provided by other operating activities and cash used in financing activities as indicated in the consolidated statements of cash flows.


Capital
-------

As of September 30, 2003, the Company had total capital of $42,028,908. This represents an increase of $861,904 from $41,167,004 reported on December 31, 2002. The increase in capital was a combination of several factors. Nine months earnings resulted in net income of $1,616,861. Transactions originating through the Dividend Reinvestment Program resulted in 6,949.543 shares being issued for cash contributions of $104,586 and 33,871.680 shares being issued for $509,689 in lieu of cash dividend payments. These additions were offset by dividends declared of $1,071,017.

Also, affecting capital is accumulated other comprehensive income (loss) which reflects net unrealized gains or losses, net of taxes, on securities classified as Available-for-Sale and the minimum pension liability adjustment. On December 31, 2002 the Available-for-Sale portfolio had unrealized gains, net of taxes, of $223,272, and on September 30, 2003, as a result of current market values, the portfolio reflects unrealized losses, net of taxes, of $84,443. There was no change in the minimum pension liability adjustment of $234,180, net of taxes, recorded December 31, 2002.

Under the requirements for Risk Based and Leverage Capital of the federal banking agencies, a minimum level of capital will vary among banks based on safety and soundness of operations. Risk Based Capital ratios are calculated with reference to risk-weighted assets, which include both on and off balance sheet exposure.

At September 30, 2003 the actual total Risk Based Capital of the Bank was $32,789,000 for Tier 1 Capital, exceeding the minimum requirements of $12,460,520 by $20,328,480. Total Capital of $36,689,000 exceeded the minimum requirements of $24,921,040 by $11,767,960 and Leverage Capital of $32,789,000 exceeded the minimum requirements of $16,748,200 by $16,040,800. In addition to the "minimum" capital requirements, "well capitalized" standards have also been established by the Federal Banking Regulators.

The table below illustrates the capital ratios of the Company and the Bank on September 30, 2003 and at December 31, 2002.


                              Well         September 30, 2003     December 31, 2002
                           Capitalized     ------------------     -----------------
                           Requirement     Bancorp      Bank      Bancorp      Bank
                           -----------     -------      ----      -------      ----

Total Capital (to Risk
 Weighted Assets)           > or =10%      13.90%      11.78%     14.84%      12.63%

------------------------------------------------------------------------------------

Tier 1 Capital (to Risk
 Weighted Assets)           > or =6%       12.65%      10.53%     13.59%      11.38%

------------------------------------------------------------------------------------

Leverage Capital (to
 Average Assets)            > or =5%        9.31%       7.83%      9.48%       8.00%

------------------------------------------------------------------------------------

Under the revised informal agreement entered into with the Massachusetts Commissioner of Banks and the Federal Deposit Insurance Corporation, effective January 17, 2002, the Bank is required to maintain a seven (7) percent Tier I Leverage Capital ratio. As of September 30, 2003, this ratio was 7.83% compared to 8.0% at year-end 2002.

In addition to meeting the required levels, the Company and the Bank's capital ratios meet the criteria of the "well capitalized" category established by the federal bank regulatory agencies as of September 30, 2003.

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


                         Estimated Exposure as a Percentage
      Rate Change              of Net Interest Income
      (Basis Points)             September 30, 2003
      -----------------------------------------------------

           +300                       (6.28)%
            -50                       (0.21)%

The model used to monitor earnings-at-risk provides management a measurement tool to assess the effect of changes in interest rates on the Company's current and future earnings. The limit established by the Company provides an internal tolerance level to control interest rate risk exposure.

ITEM 4  CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.

As required by new Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of September 30, 2003, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the new rules, we will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)  Changes in internal controls.

                                    None.

                                   PART II

                              Other Information

ITEM 5

Other Information
-----------------

The Company was saddened to report the passing of Donald T. Corrigan on September 22, 2003. Mr. Corrigan was a founder of the Bank and served as a member of its Board of Directors since its inception. In 1969 he was elected President and Chief Executive Officer. In 1983, he was appointed Chairman of the Board and Chief Executive Officer. Mr. Corrigan served as President of the Company from its inception from 1989 to 1996. Mr. Corrigan retired as CEO in 1995 but remained Chairman of the Board of both the Bank and the Bank holding company.

The Board of Directors of Slade's Ferry Bancorp on October 20, 2003 unanimously elected Kenneth R. Rezendes to the post of Chairman and David F. Westgate as Vice Chairman. Mr. Rezendes has served on the board since 1978, and as Vice Chairman since September 22, 2002. Mr. Westgate has been a board member for six years.

ITEM 6

Exhibits and Reports on Form 8-K
--------------------------------

(a)   Exhibits:  See exhibit index.

(b) A report on Form 8-K dated July 15, 2003 was filed with the Securities and Exchange Commission reporting under Items 9 and 12 the release of information concerning the second quarter 2003 results of operations and financial condition.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SLADE'S FERRY BANCORP
                                       ----------------------------------------
                                       (Registrant)


November 12, 2003                      /s/ Mary Lynn D. Lenz
-------------------------              ----------------------------------------
(Date)                                 (Signature)            Mary Lynn D. Lenz
                                              President/Chief Executive Officer


November 12, 2003                      /s/ Deborah A. McLaughlin
-------------------------              ----------------------------------------
(Date)                                 (Signature)        Deborah A. McLaughlin
                                                       Chief Operating Officer/
                                                        Chief Financial Officer

                                EXHIBIT INDEX


Exhibit No.     Description                                                                        Note
-----------     -----------                                                                        ----

3.1             Articles of Incorporation of Slade's Ferry Bancorp as amended                      (1)

3.2             By-laws of Slade's Ferry Bancorp as amended                                        (2)

10.1            Slade's Ferry (formerly Weetamoe) Bancorp 1996 Stock Option Plan
                (as amended)                                                                       (3)

10.2            Noncompetition Agreement between Slade's Ferry Trust Company and
                Edward S. Machado (A substantially identical contract exists with
                Peter Paskowski)                                                                   (4)

10.3            Supplemental Executive Retirement Agreement between Slade's
                Ferry (formerly Weetamoe) Bancorp and Donald T. Corrigan                           (5)

10.4            Supplemental Executive Retirement Agreement between Slade's
                Ferry (formerly Weetamoe) Bancorp and James D. Carey                               (2)

10.5            Supplemental Executive Retirement Agreement between Slade's
                Ferry (formerly Weetamoe) Bancorp and Manuel J. Tavares                            (2)

10.6            Swansea Mall Lease                                                                 (4)

10.7            Form of Director Supplemental Retirement Program Director Agreement,
                Exhibit I thereto (Slade's Ferry Trust Company Director Supplemental
                Retirement Program Plan) and Endorsement Method Split Dollar Plan
                Agreement thereunder for Thomas B. Almy.  (Similar forms of agreement
                entered into between Slade's Ferry Trust Company and the other directors)          (6)

10.8            Form of Directors' Paid-up Insurance Policy for Thomas B. Almy
                (part of the Director Supplemental Retirement Program).  (Similar
                forms of policy entered into by Company for other directors).                      (7)

10.9            Form of Officers' Paid-up Endorsement Method Split Dollar Plan
                Agreement and Insurance Policies for Janice Partridge (Similar
                forms of policies entered into by Company for its President and
                other Vice Presidents)                                                             (8)

10.10           Supplemental Executive Retirement Agreement between Slade's Ferry
                Bancorp and Mary Lynn D. Lenz.                                                     (9)

10.11           Change-in-Control Severance Agreement between Slade's Ferry Bancorp,
                Slade's Ferry Trust Company and Mary Lynn D. Lenz                                  (9)

10.12           Confidentiality and Non-Solicitation Agreement between Slade's Ferry
                Bancorp and Mary Lynn D. Lenz                                                      (9)

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