Form 10-K
period 2003-12-31
SLADES FERRY BANCORP
filed 2004-03-30
CIK 857499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K
     FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

 X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

Commission file number 000-23904
                       ---------

                            SLADE'S FERRY BANCORP.
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
      Yes  X                                 No
      -------                                ------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this form 10-K.     [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

      Yes                                    No  X
      -------                                ------

The aggregate market value of the voting stock of Slade's Ferry Bancorp. held by nonaffiliates of the registrant as of June 30, 2003 was $50,051,961, based on the last reported sale price on the Nasdaq Small Cap Market system on that date.

As of March 19, 2004, there were 4,024,216 shares of Slade's Ferry Bancorp. Common Stock, $.01 par value outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

The registrant's Proxy Statement for its Annual Meeting of Stockholders scheduled to be held May 10, 2004, which is to be filed with the Securities Exchange Commission, is incorporated by reference into Part III.

TABLE OF CONTENTS


ITEM 1 - Business                                                            3
ITEM 2 - Properties                                                         31
ITEM 3 - Legal Proceedings                                                  32
ITEM 4 - Submissions of Matters to a Vote of Security Holders               32
ITEM 5 - Market for Registrant's Common Equity and Related
         Stockholder Matters                                                33
ITEM 6 - Selected Financial Data                                            34
ITEM 7 - Management's Discussion and Analysis                               35
ITEM 7A - Quantitative and Qualitative Disclosures About Market Risk        52

ITEM 8 - Consolidated Financial Statements and Supplementary Data           52
ITEM 9 - Changes In and Disagreements With Accountants on
         Accounting and Financial Disclosure                                52
ITEM 9A - Controls and Procedures                                           52

ITEM 10 - Directors and Executive Officers of the Registrant                53

ITEM 11 - Executive Compensation                                            53

ITEM 12 - Security Ownership of Certain Beneficial Owners and Management    53

ITEM 13 - Certain Relationships and Related Transactions                    53

ITEM 14 - Principal Accountant Fees and Services                            56

ITEM 15 - Exhibits, Financial Statement Schedules,
          and Reports on Form 8-K                                           56

                                   PART I

                                   ITEM 1

                                  BUSINESS

Description of Business

Business of Slade's Ferry Bancorp. and Slade's Ferry Trust Company
------------------------------------------------------------------

      Slade's Ferry Bancorp. (the "Company") is a business corporation that was organized under the laws of the Commonwealth of Massachusetts on June 13, 1989 as Weetamoe Bancorp. The name Weetamoe Bancorp. was changed to Slade's Ferry Bancorp. effective January 1, 1997. The office of Slade's Ferry Bancorp. is located at 100 Slade's Ferry Avenue, Somerset, Massachusetts, 02726, and its telephone number is (508) 675-2121.

      The Company was organized for the purpose of becoming the holding company of Slade's Ferry Trust Company (the "Bank"). The Bank is a wholly-owned subsidiary of Slade's Ferry Bancorp.

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

      Over the past three years, assets of the Bank have increased by $44.7 Million. At December 31, 2003 assets were $439.4 Million, deposits were $333.1 Million, and stockholders' equity was $42.7 Million. The Bank currently has eleven banking facilities extending east from Seekonk, Massachusetts to Fairhaven, Massachusetts. The Bank also provides limited banking services at the Somerset High School. In addition, the Bank, in 1999, received regulatory approval to establish a loan production office in Rhode Island. The office is named the Slade's Ferry Loan Company and is a subsidiary of Slade's Ferry Trust Company. The purpose for the loan production office is to solicit commercial and consumer borrowers in the Rhode Island area. The office is prohibited from accepting deposits and payments.

      In June 1999, the Bank established a Real Estate Investment Trust
(REIT) as a subsidiary of Slade's Ferry Trust Company. The REIT, named the Slade's Ferry Preferred Capital Corporation, provided the means for the Bank to invest into the REIT certain designated, bank-owned real estate mortgage loans. The income derived on these loans was taxed at a reduced state tax rate. Following a change in law that terminated the preferential tax treatment, on December 8, 2003, the Bank, acting in its capacity as sole common stockholder of Slade's Ferry Preferred Capital Corporation, authorized the liquidation and dissolution of Slade's Ferry Preferred Capital Corporation, and adopted the Plan of Liquidation and Dissolution. Slade's Ferry Preferred Capital Corporation was subsequently liquidated and dissolved as of December 16, 2003.

      The Bank currently services numerous communities in Southeastern Massachusetts and contiguous areas of Rhode Island through its eleven facilities in Fall River, Somerset, Swansea, Seekonk, New Bedford and Fairhaven, and its loan production office in Warwick, Rhode Island.

      The Bank's major customer base consists of almost 27,100 personal savings, checking and money market accounts, and 8,620 personal certificates of deposit and individual retirement accounts. Its commercial base consists of over 2,530 checking, money market, corporate, and certificate of deposit accounts.

      The Bank does not have any major target accounts, nor does it derive a material portion of its deposits from any single depositor. It is a retail bank that services the needs of the local communities, and its loans are not concentrated within any single industry or group of related industries that would have any possible adverse effect on the business of the Bank.

The Bank's business is not seasonal and its loan demand is well diversified. As of December 31, 2003, commitments under standby letters of credit aggregate approximately $113,900.

Competition
-----------

The primary business of Slade's Ferry Bancorp. is the ongoing business of the Bank. The competitive conditions facing Slade's Ferry Bancorp. are the same as those faced by the Bank. The Company competes with other holding companies engaged in bank-related activities.

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

Personnel
---------

      As of December 31, 2003, the Company employed three full-time employees and the Bank had 157 full-time equivalent employees.

Services
--------

      The Bank engages in a broad range of banking services and its principal business is gathering deposits from customers within its market area, and investing these funds in commercial and residential real estate loans, commercial loans, construction loans, home equity and other consumer loans. In addition, a portion of the funds is used in purchasing investment securities. The investment portfolio of the Bank consists of U. S. Government and agency securities, mortgage-backed securities, obligations of state and political subdivisions, corporate bonds, and a small portion of marketable equity securities. The Bank provides a variety of deposit products to both individual and business customers, including demand deposit checking accounts, NOW accounts, money market deposit accounts, savings accounts, Individual Retirement accounts, and various term certificates of deposit.

      The Bank's deposits are insured by Federal Deposit Insurance Corporation (FDIC) up to the maximum of $100,000. In addition to loan and deposit products, the Bank provides other services such as offering money orders, travelers checks, safe deposit rentals, access to automated teller machines, and debit and charge cards. The Bank is a member of the Federal Home Loan of Boston which serves as a source of liquidity to fund lending and investment activities.

      The service area of the Bank is approximately 300 square miles, including the southern geographic area of Bristol County, Massachusetts and extends over to the towns of Tiverton, Warren, Bristol and Barrington in the state of Rhode Island.

      The following supplementary information should be read in conjunction with the related financial statements and notes thereto, which are a part of this report.

I. DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The following table sets forth the Company's average assets, liabilities, and stockholders' equity, interest income earned and interest paid, average rates earned and paid, net interest spread and the net interest margin for the periods ending December 31, 2003, December 31, 2002, and December 31, 2001. Averages are daily averages.


                                               2003                             2002                             2001
-----------------------------------------------------------------------------------------------------------------------------------
                                  Average  Interest(1)  Avg. Int.  Average  Interest(1)  Avg. Int.  Average  Interest(1)  Avg. Int.
(Dollars In Thousands)            Balance    Inc/Exp       Rate    Balance    Inc/Exp       Rate    Balance    Inc/Exp       Rate
-----------------------------------------------------------------------------------------------------------------------------------

ASSETS:
Loans(2)
  Commercial                      $ 32,044   $ 1,739      5.43%    $ 40,088   $ 2,337      5.83%    $ 47,036   $ 4,757     10.11%
  Commercial Real Estate           172,299    10,955      6.36      157,900    10,947      6.93      153,395    12,989      8.47
  Residential Real Estate           85,648     4,604      5.37       48,069     3,446      7.17       38,819     2,868      7.39
  Consumer                           5,043       305      6.04        8,447       547      6.48       12,093       940      7.77
                                  ------------------               ------------------               ------------------
  Total Loans                      295,034    17,603      5.97      254,504    17,277      6.79      251,343    21,554      8.57
                                  ------------------               ------------------               ------------------
  Federal Funds Sold & FHLB
   Overnight Deposit                15,720       148      0.94       24,033       348      1.45       23,136       819      3.54
  U.S. Treas/Govt Agencies          53,807     2,195      4.08       70,385     3,688      5.24       72,778     4,258      5.85
  State & Political
   Subdivision Obligations          12,659       895      7.07       14,044       799      5.69       12,498       777      6.22
  Mutual Funds                          81         5      6.17          117         7      5.98           45         2      4.44
  Marketable Equity
   Securities                        3,031        94      3.10        4,087       106      2.59        4,116        91      2.21
  Other Investments                  1,714        60      3.50        1,182        33      2.79        1,037        67      6.46
                                  ------------------               ------------------               ------------------
  Total Interest Earning Assets    382,046    21,000      5.50      368,352    22,258      6.04      364,953    27,568      7.55
                                  ------------------               ------------------               ------------------
  Allowance for Loan Losses         (4,607)                          (5,462)                          (5,109)
  Unearned Income                     (388)                            (347)                            (443)
  Cash and Due From Banks           17,091                           15,250                           13,351
  Other Assets                      22,293                           22,760                           21,837
                                  --------                         --------                         --------
Total Assets                      $416,435                         $400,553                         $394,589
                                  ========                         ========                         ========

LIABILITIES & STOCKHOLDERS' EQUITY:
Deposits
  Savings                         $ 67,487       349      0.52%    $ 62,078       570      0.92%    $ 53,613   $   878      1.64%
  NOW Accounts                      42,908       222      0.52       42,259       348      0.82       37,834       700      1.85
  Money Market Accounts             19,838       235      1.18        9,250        24      0.26        9,415       120      1.27
  CD's > $100M                      27,735       640      2.31       32,384     1,117      3.45       34,483     1,796      5.21
  Other Time Deposits              113,204     3,059      2.70      124,974     4,644      3.72      141,698     7,839      5.53
  FHLB Advances & Other
   Borrowings                       28,824     1,568      5.44       18,553     1,225      6.60       15,734       993      6.31
                                  ------------------               ------------------               ------------------
  Total Interest-bearing
   Liabilities                     299,996     6,073      2.02      289,498     7,928      2.74      292,777    12,326      4.21
                                  ------------------               ------------------               ------------------
  Demand Deposits                   72,602                           69,787                           64,549
  Other Liabilities                  1,947                            1,466                            1,738
                                  --------                         --------                         --------
  Total Liabilities                374,545                          360,751                          359,064
                                  --------                         --------                         --------
  Common Stock                          40                               39                               38
  Paid-in Capital                   28,205                           27,343                           26,264
  Retained Earnings                 13,711                           12,684                            9,516
  Accumulated Other
   Comprehensive Loss                  (66)                            (264)                            (293)
                                  --------                         --------                         --------
  Total Stockholders' Equity        41,890                           39,802                           35,525
                                  --------                         --------                         --------

Total Liabilities &
 Stockholders' Equity             $416,435                         $400,553                         $394,589
                                  ========                         ========                         ========

Net Interest Income                          $14,927                          $14,330                          $15,242
                                             =======                          =======                          =======

Net Interest Spread                                       3.48%                            3.30%                            3.34%
                                                          ====                             ====                             ====

Net Interest Margin                                       3.91%                            3.89%                            4.18%
                                                          ====                             ====                             ====

--------------------
<F1>  On a fully taxable equivalent basis based on tax rate of 42.80% for
      2003, 27.70% for 2002, and 31.40% for 2001. Interest income on investments and net interest income includes a fully taxable equivalent adjustment of $383,000 in 2003, $221,000 in 2002, and $244,000 in 2001.
<F2>  Average balance includes non-accruing loans. The effect of including such loans is to reduce the average rate earned on the Company's loans.

      The following table sets forth the net interest income changes due to volume and rate:

NET INTEREST INCOME - CHANGES DUE TO VOLUME AND RATE(1)


                                              2003 vs. 2002                         2002 vs. 2001
                                                Increase                              Increase
                                               (Decrease)                            (Decrease)
-----------------------------------------------------------------------------------------------------------
                                      Total       Due to      Due to        Total       Due to      Due to
(In Thousands)                      Change(2)     Volume       Rate       Change(2)     Volume       Rate
-----------------------------------------------------------------------------------------------------------

Interest Income:
  Commercial Loans                  $  (598)     $ (453)     $  (145)     $ (2,420)     $(554)     $(1,866)

  Commercial Real Estate Loans            8         950         (942)       (2,042)       347       (2,389)

  Residential Real Estate Loans       1,158       2,358       (1,200)          578        673          (95)

  Consumer Loans                       (242)       (214)         (28)         (393)      (260)        (133)

  Federal Funds Sold & FHLB
   Overnight Deposit                   (200)       (100)        (100)         (471)        23         (494)

  US Treas/Govt Agencies             (1,493)       (773)        (720)         (570)      (133)        (437)

  State & Political Subdivision
   Obligations                           96         (88)         184            22         92          (70)

  Mutual Funds                           (2)         (2)           0             5          3            2

  Marketable Equity Securities          (12)        (31)          19            15         (1)          16

  Other Investments                      27          17           10           (34)         7          (41)
                                    -------      ------      -------      --------      -----      -------
  Total Interest Income              (1,258)      1,664       (2,922)       (5,310)       197       (5,507)
                                    -------      ------      -------      --------      -----      -------
Interest Expense:
  Savings                              (221)         39         (260)         (308)       109         (417)

  NOW                                  (126)          4         (130)         (352)        59         (411)

  Money Market Accounts                 211          77          134           (96)        (1)         (95)

  CD's > $100 M                        (477)       (134)        (343)         (679)      (774)          95

  Other Time Deposits                (1,585)       (375)      (1,210)       (3,195)       (91)      (3,104)

  FHLB Advances & Other
   Borrowings                           343         618         (275)          232        182           50
                                    -------      ------      -------      --------      -----      -------
  Total Interest Expense             (1,855)        229       (2,084)       (4,398)      (516)      (3,882)
                                    -------      ------      -------      --------      -----      -------
Net Interest Income                 $   597      $1,435      $  (838)     $   (912)     $ 713      $(1,625)
                                    =======      ======      =======      ========      =====      =======

--------------------
<F1>  Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated equally to changes due to volume and changes due to rate.
<F2>  The change in interest income on investments and net interest income includes interest on a fully taxable equivalent basis based on a tax rate of 42.80% for 2003, 27.70% for 2002, and 31.40% for 2001.

Interest Rate Risk
------------------

      The Company considers interest rate risk to be its primary significant market risk exposure as it could potentially have an effect on the Company's financial condition and results of operation. The definition of interest rate risk is the exposure of the Company's earnings to movements in interest rates. Volatility in interest rates requires the Company to manage interest rate risk, which arises from the differences in the timing of repricing of assets and liabilities. Market risk is the risk of loss arising from adverse changes in the fair market value of financial instruments due to changes in interest rates, exchange rates, equity prices, or the credit quality of debt securities. Interest rate risk arises from the exposure of holding interest-sensitive financial instruments such as government, corporate, and municipal bonds.

      The Company's Finance/Investment Committee, comprised of designated executive management and directors, is responsible for managing and monitoring interest rate risk, and reviewing with the Board of Directors, at least quarterly, the interest rate risk positions, the impact changes in interest rates would have on net interest income, and the maintenance of interest rate risk exposure within approved guidelines.

      The Company's objective is to reduce and control the volatility of its net interest income by managing the relationship of interest-earning assets and interest-bearing liabilities. In order to manage this relationship, the Committee utilizes a quarterly GAP report.

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

      At December 31, 2003, the following GAP report indicates the Company's interest rate risk to have a reliance on short-term liabilities. This position would have an adverse effect on earnings in a rising rate environment and a positive effect on earnings in a decreasing rate environment.

INTEREST RATE - SENSITIVITY GAP

Repricing Period at December 31, 2003


                                          Within        1-2          2-3         3-5        Over 5
(In Thousands)                            1 Year       Years        Years       Years       Years        Total
----------------------------------------------------------------------------------------------------------------

Interest-Earning Assets:
  Loans                                  $117,925     $ 37,404     $27,182     $52,996     $100,587     $336,094
  Federal Funds Sold &
    FHLB Overnight Deposit                  4,000            0           0           0            0        4,000
  Investment Securities(1)                  8,627       14,017       9,752      22,256        3,719       58,371
                                         -----------------------------------------------------------------------
    Total Earning Assets                 $130,552     $ 51,421     $36,934     $75,252     $104,306     $398,465
                                         -----------------------------------------------------------------------
Interest-Bearing Liabilities:
  NOW Checking and Savings
    Deposits                             $ 31,779     $ 15,890     $15,890     $42,372     $      0     $105,931
  Money Market Deposits                     7,271        3,635       3,635       9,694            0       24,235
  Term Deposits                           109,310       12,621       6,634       1,040           45      129,650
  FHLB Advances                             5,300        8,000       8,000      17,423       21,752       60,475
                                         -----------------------------------------------------------------------
  Total Interest-bearing Liabilities     $153,735     $ 40,146     $34,159     $70,529     $ 21,797     $320,366
                                         -----------------------------------------------------------------------
Net Interest Sensitivity Gap             $(23,183)    $ 11,275     $ 2,775     $ 4,723     $ 82,509     $ 78,099
Cumulative Gap                           $(23,183)    $(11,908)    $(9,133)    $(4,410)    $ 78,099
Cumulative Gap as a Percent of
 Total Assets                               (5.28%)      (2.71%)     (2.08%)     (1.00%)      17.77%
                                         =======================================================================

-------------------
<F1>  Excludes money market mutual funds which are carried in cash and cash equivalents.

      In addition to the GAP report the Company quantifies its interest rate risk exposure using a simulation model. This simulation analysis is used to measure the exposure to net interest income to changes in interest rates over a specified time frame. The simulation analysis projects future interest income and interest expense under different rate scenarios. Internal guidelines on limitations on interest rate risk specify that for every 100 basis points of immediate change in interest rate, projected net interest income over the next twelve months should not decline by more than 5%.

      The simulation model currently utilizes a 300 basis point increase in interest rates and a 50 basis point decrease in rates. Due to the existing low interest rate environment in effect with the average Federal Funds overnight trading at approximately 1.00%, the simulation model only reduces rates downward by 50 basis points. The interest rate movements used assume an instant and parallel change in interest rates and no implementation of any strategic plans are made in response to the change in rates. Prepayment speeds for loans are based on median dealer forecasts for each interest rate scenario.

      The following table reflects the Company's estimated exposure as a percentage of net interest income and the dollar impact for the next twelve months, assuming an immediate change in interest rates set forth below:


       Rate Change       Estimated Exposure as a Percentage of
      (Basis Points)              Net Interest Income              Dollar Impact
      --------------------------------------------------------------------------

           +300                        (10.63%)                    ($1,757,000)

           - 50                         (0.36%)                    ($   60,000)

      The model used to monitor earnings-at-risk provides management a measurement tool to assess the effect of changes in interest rates on the Company's current and future earnings. The limit established by the Company provides an internal tolerance level to control interest rate risk exposure.

II.   INVESTMENT PORTFOLIO

      The following table shows the amortized cost basis of the Company's major categories of investment securities Held-to-Maturity for the years indicated:


                                                        At December 31,
-------------------------------------------------------------------------------
(In Thousands)                                   2003        2002        2001
-------------------------------------------------------------------------------

U.S. Treasury Securities and
 Obligations of U.S. Government
 Corporations and Agencies                      $     0     $     0     $ 2,750

State and Political Subdivision Obligations      11,299      13,693      13,528

Mortgage-backed Securities                            1           2           3

Foreign Debt Securities                               0           1           1
-------------------------------------------------------------------------------
Total                                           $11,300     $13,696     $16,282
===============================================================================

      In the following table, the amortized cost basis of the Company's Held-to-Maturity securities maturing within stated periods as of December 31, 2003, is shown with the weighted average interest yield from securities falling within the range of maturities:


                           U.S. Treasury        State &
                           & Government        Political          Mortgage-
                           Corporations       Subdivision          Backed
(In Thousands)              & Agencies       Obligations(1)     Securities(2)      Total
-----------------------------------------------------------------------------------------

Due in 1 year or less:
  Amount                       $   0            $ 2,704             $   0         $ 2,704
  Yield                         0.00%              5.67%             0.00%           5.67%

Due in 1 to 5 years:
  Amount                           0              5,808                 1           5,809
  Yield                         0.00%              7.35%             7.73%           7.35%

Due in 5 to 10 years:
  Amount                           0              1,526                 0           1,526
  Yield                         0.00%              7.69%             0.00%           7.69%

Due after 10 years:
  Amount                           0              1,261                 0           1,261
  Yield                         0.00%              8.30%             0.00%           8.30%
-----------------------------------------------------------------------------------------
  Amount                       $   0            $11,299             $   1         $11,300
=========================================================================================
  Yield                         0.00%              7.10%             7.73%           7.10%
=========================================================================================

--------------------
<F1>  Rates of tax exempt securities are shown assuming a 42.80% tax rate.
<F2>  Mortgage-backed securities stated using average life.

      The following table shows the amortized cost basis of the Company's major categories of Available-for-Sale securities for the years indicated:


                                            At December 31,
-------------------------------------------------------------------
(In Thousands)                       2003        2002        2001
-------------------------------------------------------------------

U.S. Treasury Securities and
 Obligations of U.S. Government
 Corporations and Agencies          $27,932     $26,424     $34,240

Mortgage-backed Securities           14,034      32,512      36,129

Corporate Debt Securities             1,658       2,673       2,941

Marketable Equity Securities          3,511       3,986       6,015
-------------------------------------------------------------------
Total                               $47,135     $65,595     $79,325
===================================================================

      In the following table, the amortized cost basis of the Company's Available-for-Sale securities (other than equity securities) maturing within stated periods as of December 31, 2003, is shown with the weighted average interest yield from securities falling within the range of maturities:


                           U.S. Treasury
                           & Government        Mortgage-       Corporate
                           Corporations         Backed            Debt
(In Thousands)              & Agencies       Securities(1)     Securities      Total
-------------------------------------------------------------------------------------

Due in 1 year or less:
  Amount                      $     0           $ 1,776          $  700       $ 2,476
  Yield                          0.00%             4.93%           6.41%         5.35%

Due in 1 to 5 years:
  Amount                       27,932            11,826             958        40,716
  Yield                          3.04%             4.88%           5.91%         3.64%

Due in 5 to 10 years:
  Amount                            0                 0               0             0
  Yield                          0.00%             0.00%           0.00%         0.00%

Due after 10 years:
  Amount                            0               432               0           432
  Yield                          0.00%             4.58%           0.00%         4.58%
-------------------------------------------------------------------------------------
  Amount                      $27,932           $14,034          $1,658       $43,624
=====================================================================================
  Yield                          3.04%             4.88%           6.12%         3.75%
=====================================================================================

--------------------
<F1>  Mortgage-backed securities stated using average life.

      The following table shows the amortized cost basis and fair value of the Company's major categories of Held-to-Maturity securities as of December 31, 2003:


                                                       Gross             Gross
                                    Amortized       Unrealized         Unrealized
(In Thousands)                      Cost Basis     Holding Gains     Holding Losses     Fair Value
--------------------------------------------------------------------------------------------------

U.S. Treasury Securities and
 Obligation of U.S. Government
 Corporations and Agencies           $11,299           $552               $ 0            $11,851

Mortgage-backed Securities                 1              0                 0                  1
------------------------------------------------------------------------------------------------
Total                                $11,300           $552               $ 0            $11,852
================================================================================================

      The Company's investments in Available-for-Sale securities are carried at fair value on the balance sheet and are summarized as follows as of December 31, 2003:

                                                     Gains in          Losses in
                                                    Accumulated       Accumulated
                                                       Other             Other
                                    Amortized      Comprehensive     Comprehensive
(In Thousands)                      Cost Basis        Income            Income         Fair Value
-------------------------------------------------------------------------------------------------

Debt securities issued by the
 U.S. Government corporations
 and Agencies                        $27,932           $ 73               $351          $27,654

Mortgage-backed Securities            14,034            449                  3           14,480

Corporate Debt Securities              1,658             70                  0            1,728

Marketable Equity Securities           3,511            198                345            3,364
-----------------------------------------------------------------------------------------------
Total                                $47,135           $790               $699          $47,226
===============================================================================================

III.  LOAN PORTFOLIO

      The following table shows the Company's amount of loans by category at the end of each of the last five years.


                                                                          At December 31,
----------------------------------------------------------------------------------------------------------------
(In Thousands)                                        2003         2002         2001         2000         1999
----------------------------------------------------------------------------------------------------------------

Commercial, financial and agricultural              $ 33,980     $ 30,455     $ 45,238     $ 49,331     $ 46,354
Real Estate - construction and land development       10,346       14,078        7,600        8,601        5,014
Residential Real Estate                              147,178       90,330       60,936       55,871       52,330
Commercial Real Estate                               140,572      122,932      128,888      128,327      127,938
Consumer                                               3,961        6,881       10,643       12,872        9,393
Other                                                     57          336          579        1,151        1,020
----------------------------------------------------------------------------------------------------------------
Total Gross Loans                                    336,094      265,012      253,884      256,153      242,049
Allowance for Loan Losses                             (4,154)      (4,854)      (5,484)      (4,776)      (3,766)
Unamortized adjustment to fair value                      (0)          (0)          (0)          (9)         (20)
Unearned Income                                         (443)        (342)        (382)        (519)        (594)
----------------------------------------------------------------------------------------------------------------
Net Loans                                           $331,497     $259,816     $248,018     $250,849     $237,669
================================================================================================================

      The following table shows the maturity distributions and interest rate sensitivity of selected loan categories at December 31, 2003:


                                                    Within One     One to Five     After Five
(In Thousands)                                         Year           Years          Years         Total
----------------------------------------------------------------------------------------------------------

Commercial, financial, and agricultural              $ 26,931       $  5,586        $  1,463      $ 33,980

Real Estate - construction and land development           222          4,171           5,953        10,346

Residential Real Estate                                25,586         57,681          63,911       147,178

Commercial Real Estate                                 61,883         49,432          29,257       140,572

Consumer                                                3,246            712               3         3,961

Other                                                      57              0               0            57
----------------------------------------------------------------------------------------------------------

Total                                                $117,925       $117,582        $100,587      $336,094
==========================================================================================================

      The following table shows the amounts, included in the table above, which are due after one year and which have fixed interest rates and adjustable rates:


                                                             Total Due After One Year
-----------------------------------------------------------------------------------------------
(In Thousands)                                      Fixed Rate     Adjustable Rate      Total
-----------------------------------------------------------------------------------------------

Commercial, financial, and agricultural              $  3,677          $ 3,372         $  7,049

Real Estate - construction and land development         6,251            3,873           10,124

Residential Real Estate                                86,988           34,604          121,592

Commercial Real Estate                                 30,715           47,974           78,689

Consumer                                                  715                0              715
-----------------------------------------------------------------------------------------------
Total                                                $128,346          $89,823         $218,169
===============================================================================================

      The table set forth below shows nonaccrual, past due and restructured loans:

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS


                                                                           December 31,
-----------------------------------------------------------------------------------------------------------
(In Thousands)                                           2003        2002       2001       2000       1999
-----------------------------------------------------------------------------------------------------------

Nonaccrual loans                                       $    407     $  635     $1,138     $2,415     $1,777
Loans 90 days or more past due
 and still accruing                                           0          8        444        335        248
Real estate acquired by foreclosure
 or substantively repossessed                                 0          0          0          0        353
-----------------------------------------------------------------------------------------------------------

Total nonperforming assets                             $    407     $  643     $1,582     $2,750    $ 2,378
-----------------------------------------------------------------------------------------------------------
Restructured debt performing in accordance with
 amended terms, not included above                     $    198     $  166     $  186     $   53    $   518
-----------------------------------------------------------------------------------------------------------

Percentage of nonaccrual loans to total loans              0.12%      0.24%      0.45%      0.94%      0.73%

Percentage of nonaccrual loans, restructured loans
 and real estate acquired by foreclosure or
 substantively repossessed to total assets                 0.14%      0.20%      0.34%      0.64%      0.74%
Percentage of allowance for loan losses to
 nonaccrual loans                                      1,020.64%    764.20%    481.90%    197.76%    211.92%

      Nonaccrual loans include restructured loans of $107,000 at December 31, 2003; $121,000 at December 31, 2002; $137,000 at December 31, 2001;
$153,000 at December 31, 2000; and $0 at December 31, 1999.

      Information with respect to nonaccrual and restructured loans for the past five years ended December 31 is as follows:


                                                                December 31,
---------------------------------------------------------------------------------------------
(In Thousands)                                 2003     2002      2001       2000       1999
---------------------------------------------------------------------------------------------

Nonaccrual loans                               $407     $635     $1,138     $2,415     $1,777

Interest income that would have been
 recorded under original terms                 $ 41     $303     $  109     $  228     $  146

Interest income recorded during the period     $ 30     $121     $    6     $   22     $   37

      Nonperforming assets include nonaccrual loans, loans past due 90 days or more and still accruing, restructured loans not performing in accordance with amended terms, and other real estate acquired through foreclosure. Nonperforming assets as a total decreased to $407,000 at year end 2003, from $643,000 reported at year end 2002.

      Nonaccrual loans is the largest component of nonperforming assets, and at December 31, 2003, this category decreased by approximately $228,000 from December 31, 2002. There are no loans greater than $200,000 in this category, which is comprised of $165,000 of residential mortgages and $242,000 of other types of loans.

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

IV.   SUMMARY OF LOAN LOSS EXPERIENCE

      The table below illustrates the changes in the Allowance for Loan Losses for the periods indicated.


(In Thousands)                                 2003       2002       2001       2000       1999
------------------------------------------------------------------------------------------------

Balance at January 1                          $4,854     $5,484     $4,776     $3,766     $3,569
------------------------------------------------------------------------------------------------
Charge-offs:
  Commercial, financial and agricultural         (10)      (336)       (73)      (194)      (221)

  Commercial Real Estate                          (0)        (0)        (0)        (0)        (0)

  Residential Real Estate                       (169)       (20)        (0)       (23)       (23)

  Consumer                                       (32)       (26)       (28)      (138)      (158)
------------------------------------------------------------------------------------------------
                                                (211)      (382)      (101)      (355)      (402)
------------------------------------------------------------------------------------------------

Recoveries:
  Commercial, financial and agricultural          55         17         14         50         11

  Commercial Real Estate                           0          0          0          0          0

  Residential Real Estate                         44         38         29         92         24

  Consumer                                        14          7         16         23         14
------------------------------------------------------------------------------------------------
                                                 113         62         59        165         49
------------------------------------------------------------------------------------------------

Net Charge-offs                                  (98)      (320)       (42)      (190)      (353)

Provision (benefit) charged to operations       (602)      (310)       750      1,200        550
------------------------------------------------------------------------------------------------

Balance at December 31                        $4,154     $4,854     $5,484     $4,776     $3,766
================================================================================================

Allowance for Loan Losses as a percent of
 year end loans                                 1.24%      1.83%      2.16%      1.86%      1.56%

Ratio of net charge-offs to average loans
 outstanding                                   (0.03%)    (0.13%)    (0.02%)    (0.08%)    (0.15%)

      The Company's Allowance for Loan Losses at year end December 31, 2003 was $4,154,394 and $4,854,388, $5,484,519, $4,776,360, and $3,765,872 for
years ending 2002, 2001, 2000, and 1999, respectively. The Allowance for Loan Losses as a percent of year end loans was 1.24% in 2003, 1.83% in 2002, 2.16% in 2001, 1.86% in 2000, and 1.56% in 1999.

      The level of the allowance for loan losses is evaluated monthly by management and reviewed by the Board of Directors. Factors considered in the evaluation process include growth of the loan portfolio, risk characteristics of the loan types in the portfolio, the value of underlying collateral, delinquency and charge off trends, current economic conditions within our market area, and various other external and internal factors. The allowance for loan losses is maintained at a level that management considers to be adequate to absorb estimated losses within our loan portfolio. Management's assessment of the adequacy of the allowance for loan losses is reviewed annually by an independent loan review consultant, the Company's independent accountants, and regulatory agencies.

      As the composition of our loan portfolio gradually changes and diversifies from higher credit risk weighted loans, such as commercial real estate and commercial and industrial, to residential and home equity loans, less reserve allowance will be required. During 2003, diversifications in the loan portfolio, stronger underwriting guidelines, the sale of loans previously deemed substandard, and overall improvement in credit quality of existing loans, resulted in a decrease in the overall credit risk imbedded in the loan portfolio. After thorough review and analysis of the adequacy of the loan loss reserve during 2003, the Bank recovered $602,000 of previously provided loan loss provisions, compared to a provision benefit of $310,000 recorded for 2002. Loans charged off were $211,000 in 2003 and prior years' charge offs were $382,000, $101,000, $355,000 and $402,000 in 2002, 2001,
2000, and 1999, respectively. In 2003, the Company realized recoveries of previously charged-off loans of $113,000. Recoveries recorded in previous years were $62,000, $59,000, $165,000, and $49,000 in 2002, 2001, 2000, and
1999, respectively. Management believes that the Allowance for Loan Losses of approximately $4,154,000 as of December 31, 2003 is adequate to cover potential losses in the loan portfolio, based on current information available to management.

      The Bank must maintain an Allowance for Loan and Lease Losses (ALLL) at a level that is sufficient to absorb the projected credit losses associated with the loan portfolio. Projected credit losses should reflect consideration of all significant factors that affect repayment as of the evaluation date. Projected losses on loan categories should reflect historical net charge-off levels for similar loans, adjusted for changes in current conditions or other relevant factors. Calculation of historical charge-off rates can range from a simple average of net charge-offs over a relevant period, to more complex techniques such as migration analysis.

      Portions of the ALLL can be attributed to, or based upon, the risks associated with individual loans or groups of loans. The monthly Asset Watch List Review process forms the basis of identification of loans with quantifiable loss potential as well as the remaining group of Criticized and Classified loans.

      Loan quality ratings are utilized as the primary criteria in preparing the Asset Watch List, which primarily includes loans determined to be Criticized and Classified. Loans with ratings of "4" (Special Mention), "5" (Substandard), or "6" (Doubtful) are included in the Asset Watch List. Appropriate ratings changes are made when facts that warrant an upgrade or downgrade in a particular loan rating are evident. Loan ratings are generally reviewed on a quarterly basis.

      Loans that are rated Substandard are inadequate to the current sound net worth and paying capacity of the borrower or of the collateral pledged. These loan types have a defined weakness that could jeopardize the liquidation of the debt, and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loans classified as Doubtful have all the weaknesses inherent in loans rated Substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, highly questionable and improbable. Loans which do not currently expose the Bank to any significant risk to warrant classification into one of the aforementioned risk ratings, but possess potential weaknesses that deserve management's attention, are designated Special Mention.

      The Bank utilizes an independent third party to conduct semi-annual credit analyses of its commercial and commercial real estate loan portfolios.

      The Bank utilizes an assessment methodology that incorporates both target (or specific) reserves for individual loans where loss potential and anticipated charge-off, both partial and complete, can be accurately assessed, as well as the application of general loss ratios to arrive at a comprehensive reserve calculation. The Bank uses this reserve methodology to identify target reserves of 50% to 100% where appropriate on Criticized and Classified loans based on internal risk ratings. This methodology also incorporates delinquency trends, charge-off experience, new loan volume and mix, credit exposure, and various other risks as they may arise in the ongoing analysis of loan portfolio management, off balance sheet commitments, which include pending loan commitments, as well as, historical extension of credit under existing construction loans, lines of credit, and amounts due borrower.

      The groups of loans rated "Pass" will be reserved, utilizing weighting factors deemed appropriate given the Bank's loan loss experience over an extended period of time, as well as including a factor to account for unforeseen loan loss potential. This approach allows for the recognition of a well-defined loss profile, while still providing for unforeseen or unanticipated losses within the portfolio.

      A "Pass" loan is a loan which does not expose the Bank to significant risk. Loans in this category have the following characteristics: borrower is a well to recently established business, borrower is operating in an industry where conditions are good, borrower has capable management team, borrower has above average performance in comparison to industry peers, loan is typically well secured by collateral, and borrower's financial statements evidence the ability to adequately service the indebtedness.

      Based on the Bank's loss experience as well as the perceived levels of risk associated with the various loan portfolio, reserve factors are applied to the loan portfolio i.e., commercial and industrial, commercial real estate, residential mortgage, home equity, and consumer loans.

      A loan is defined as being "impaired" when it becomes probable (most likely to occur) that the Bank will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. When a loan is 90 days past due, it will be evaluated for impairment status.

      Loans that have been placed on non-accrual because payments are sporadic or no payments have been made, or because collateral coverage is insufficient and current financial data is not available, are evaluated for impairment status. Based on the market value or discounted cash flow methods, if the loan is not deemed to be repaid in full according to the terms of the relevant loan agreement, a watch list reserve will be instituted and the subject loan will be classified as "impaired".

      Loans that are rated substandard, may or may not be on non-accrual. Substandard loans will be evaluated, no less than annually, for possible impairment status. Either the market value or discounted cash flow method is used. In the case of unsecured loans which are rated substandard, the discounted cash flow method will be used and a watch list reserve (if applicable) will be instituted and the loan will be classified as "impaired". In addition, all restructured and renegotiated debt will be classified as "impaired". All loans that have been classified as "impaired" will be placed on the Bank's Impaired Loan Report. This report is reviewed monthly by the Board of Directors. Reviewing of the impaired loans includes, but is not limited to evaluation and adjustment of watch list reserves (if necessary) and/or determination of any charge-offs.

      The table below shows an allocation of the allowance for loan losses as of the end of each of the last five years:

                 ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES


                   December 31, 2003      December 31, 2002      December 31, 2001      December 31, 2000      December 31, 1999
-------------------------------------------------------------------------------------------------------------------------------
                           Percent of             Percent of             Percent of             Percent of             Percent of
                            Loans in               Loans in               Loans in               Loans in               Loans in
                              Each                   Each                   Each                   Each                   Each
                           Category to            Category to            Category to            Category to            Category to
                  Amount   Total Loans   Amount   Total Loans   Amount   Total Loans   Amount   Total Loans   Amount   Total Loans
----------------------------------------------------------------------------------------------------------------------------------
                                                                  (In Thousands)

Commercial(5)    $  943(1)    10.11%    $1,155(1)    11.60%    $1,629(1)    17.91%    $1,466(1)    19.66%    $1,356(1)    19.52%

Commercial
 Real Estate         52        3.08         70        5.31         41        2.99         47        3.36         34        2.07
Residential
 Real Estate      3,071(2)    85.62      3,465(2)    80.48      3,585(2)    74.77      2,970(2)    71.91      1,924(2)    74.48

Consumer(3)          88(4)     1.19        164(4)     2.61        229(4)     4.33        293(4)     5.07        452(4)     3.93
-------------------------------------------------------------------------------------------------------------------------------
                 $4,154      100.00%    $4,854      100.00%    $5,484      100.00%    $4,776      100.00%    $3,766      100.00%
===============================================================================================================================

--------------------
<F1>  Includes amounts specifically reserved for impaired loans of $251,280 as of December 31, 2003, $412,761 as of December 31, 2002, $780,029 as
      of December 31, 2001, $281,248 as of December 31, 2000, and $234,205
      as of December 31, 1999, as required by Financial Accounting Standard No. 114, Accounting for Impairment of Loans.
<F2>  Includes amounts specifically reserved for impaired loans of $23,621 as of December 31, 2003, $34,757 as of December 31, 2002, $413,663 as of
      December 31, 2001, $132,911 as of December 31, 2000, and $147,884 as of
      December 31, 1999, as required by Financial Accounting Standard No. 114, Accounting for Impairment of Loans.
<F3>  Includes consumer, obligations of states and political subdivisions and other.
<F4>  Includes amounts specifically reserved for impaired loans of $170 as of
      December 31, 2003, $29,606 as of December 31, 2002, $1,632 as of
      December 31, 2001, $10,398 as of December 31, 2000, and $39,241 as
      of December 31, 1999 as required by Financial Accounting Standard No. 114, Accounting for Impairment of Loans.
<F5>  Includes commercial, financial, agricultural and nonprofit.

      The composition of the loan portfolio has become more diversified in 2003, resulting in a lesser degree of credit risk, and therefore a reduction was made in the allowance for loan losses maintained to cover inherent losses in the loan portfolio.

      The loan portfolio's largest segment of loans has changed from commercial real estate to residential real estate and home equity loans which represented 43.8% of gross loans at December 31, 2003 compared to 34.1% at December 31, 2002. Commercial real estate loans, with a higher degree of credit risk, represented 41.8% in 2003, compared to 46.4% at in 2002. The Bank requires a loan to value ratio of 80% in both commercial and residential mortgages. These real estate loans are secured by real properties which have a readily ascertainable value.

      Real estate residential loans include both loans secured by one-to four-family property, home equity loans, and multi-family residential loans. Home equity loans are generally revolving lines of credit and are typically secured by second mortgages on one-to four-family owner-occupied properties.

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

      Real estate construction loans is comprised of both residential and commercial construction loans throughout our market area. As of December 31, 2003, these loans represented 3.1% of the loan portfolio compared to 5.3% at December 31, 2002.

      Commercial loans consist of loans predominantly collateralized by inventory, furniture and fixtures, and accounts receivable. In assessing the collateral for this type of loan, management applies a 50% liquidation value to inventories; 25% to furniture, fixtures and equipment; and 70% to accounts receivable less than 90 days of invoice date. Commercial loans represent 10.1% of the loan portfolio as of December 31, 2003, compared to 11.5% as of December 31, 2002.

      Consumer loans are both secured and unsecured borrowings and at December 31, 2003 represents only 1.2% of the total loan portfolio compared to 2.6% at December 31, 2002. These loans have a higher degree of risk than residential mortgage loans. The underlying collateral of a secured consumer loan tends to depreciate in value. Consumer loans are typically made based on the borrower's ability to repay the loan through continued financial stability. The Company endeavors to minimize risk by reviewing the borrower's repayment history on past debts, and assessing the borrower's ability to meet existing obligations on the proposed loans.

      Total loan charge-offs in 2003 amounted to $211,000, as compared to charge offs of $382,000 in 2002, $101,000 in 2001, $355,000 in 2000, and
$402,000 in 1999. The residential real estate category incurred a loss of $169,000 in 2003 compared to a loss of $20,000 in 2002, no losses in 2001, $23,000 in 2000, and $23,000 in 1999.

V.    DEPOSITS

      Deposits are obtained from individuals and from small and medium sized businesses in the local market area. The Bank also attracts deposits from municipalities and other government agencies. The Bank does not solicit or accept brokered deposits.

      The following table sets forth the average amount and the average rate paid on deposits for the periods indicated.


                                  2003                     2002                     2001
------------------------------------------------------------------------------------------------
                          Average      Average     Average      Average     Average      Average
(In Thousands)            Balance       Rate       Balance       Rate       Balance       Rate
------------------------------------------------------------------------------------------------

Demand Deposits           $ 72,602      0.00%      $ 69,787      0.00%      $ 64,549      0.00%

NOW Accounts                42,908      0.52         42,259      0.82         37,834      1.85

Savings Accounts            67,487      0.52         62,078      0.92         53,613      1.64

Money Market Accounts       19,838      1.18          9,250      0.26          9,415      1.27

CD's >$100M                 27,735      2.31         32,384      3.45         34,483      5.21

Other Time Deposits        113,204      2.70        124,974      3.72        141,698      5.53
                          --------                 --------                 --------
Totals                    $343,774      1.66%      $340,732      2.47%      $341,592      4.09%
                          ========                 ========                 ========

      As of December 31, 2003, time certificates of deposit in amounts of $100,000 or more had the following maturities:


                                                (In Thousands)

      Three months or less                         $ 6,739
      Over three months through six months           9,113
      Over six months through twelve months          5,428
      Twelve months and over                         4,150
                                                   -------
                                                   $25,430
                                                   =======

VI.   RETURNS ON EQUITY AND ASSETS

      The following table shows consolidated operating and capital ratios of the Company for each of the last three years:


                                             Year Ended December 31,
                                            2003       2002       2001
                                           ----------------------------

      Return on Average Assets              0.65%      0.74%      0.81%

      Return on Average Equity              6.42%      7.45%      9.04%

      Dividend Payout Ratio                53.22%     47.50%     52.63%

      Equity to Assets Ratio (Average)     10.06%      9.94%      9.00%

VII.  SHORT TERM BORROWINGS

      The Bank has the ability to borrow funds from the Federal Home Loan Bank to partially fund their loan commitments and other liquidity needs. Advances from the Federal Home Loan Bank are collateralized by a blanket pledge on the Banks' first mortgages on one-to four-family owner occupied residential property and securities issued or guaranteed by the U.S. Government and its agencies. In addition the Bank maintains borrowing lines of credit with correspondent banks to meet short-term liquidity needs.

      Short-term borrowings include funds advanced from the Federal Home Loan Bank, correspondent banks, and funds held for U.S. Treasury Tax and Loan Notes.

      The following table shows the Company's short-term borrowings at the end of each of the last three years, the maximum amount of borrowings and the average amounts outstanding as well as weighted average interest rates for the last three years.


(In Thousands)                                      2003       2002       2001
-------------------------------------------------------------------------------

Balance at December 31                             $5,300     $    0     $  465

Maximum Amount Outstanding at Any Month's End      $5,300     $1,222     $1,237

Average Amount Outstanding During the Year         $1,047     $  484     $  706

Weighted Average Interest Rate During the Year       1.80%      1.69%      4.03%

                                 REGULATION

General

      The Bank is a Massachusetts-chartered trust company, and its deposit accounts are insured up to applicable limits by the Bank Insurance Fund of the FDIC. The Bank is subject to extensive regulation, examination and supervision by the Commonwealth of Massachusetts Division of Banks as its primary corporate regulator, and by the FDIC as the deposit insurer.

      The Company, as a bank holding company controlling the Bank, is subject to the Bank Holding Company Act of 1956, as amended, and the rules and regulations of the Federal Reserve Board under the Bank Holding Company Act. The Bank and the Company are also subject to the provisions of the Massachusetts General Laws applicable to trust companies and other depository institutions and their holding companies (the Massachusetts banking laws) and the regulations of the Massachusetts Division of Banks under the Massachusetts banking laws applicable to bank holding companies. The Company is also subject to the rules and regulations of the Securities and Exchange Commission.

      Any change in such laws and regulations, whether by the Division, the FDIC, the Federal Reserve Board, or the Securities and Exchange Commission or through legislation, could have a material adverse impact on the Company and the Bank and their operations and stockholders.

Massachusetts Banking Regulation

      Community Reinvestment Act. The Bank is subject to provisions of the Massachusetts Community Reinvestment Act, which are similar to those imposed by the federal Community Reinvestment Act with the exception of the assigned exam ratings. Massachusetts banking law provides for an additional exam rating of "high satisfactory" in addition to the federal Community Reinvestment Act ratings of "outstanding," "satisfactory," "needs to improve" and "substantial noncompliance." The Division is required to consider a bank's Massachusetts Community Reinvestment Act rating when reviewing The Bank's application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of any such application. The Massachusetts Community Reinvestment Act requires the Division to assess a bank's compliance with the Massachusetts Community Reinvestment Act and to make such assessment available to the public. The Bank's latest Massachusetts Community Reinvestment Act rating, received by letter, dated November 13, 2002, from the Division was a rating of "Satisfactory."

      Loans-to-One-Borrower Limitations. With specified exceptions, the total obligations of a single borrower to a Massachusetts chartered trust company may not exceed 20% stockholders' equity. A trust company may lend additional amounts up to 100% of its retained earnings account if secured by collateral meeting the requirements of the Massachusetts banking laws. The Bank currently complies with applicable loans-to-one-borrower limitations.

      Dividends. Under the Massachusetts banking laws, a trust company may, subject to several limitations, declare and pay a dividend on its capital stock out of the Bank's net profits. A dividend may not be declared, credited or paid by a stock trust company so long as there is any impairment of capital stock. No dividend may be declared on the Bank's common stock for any period other than for which dividends are declared upon preferred stock, except as authorized by the Commissioner. The approval of the Commissioner is also required for a trust company to declare a dividend, if the total of all dividends declared by the trust company in any calendar year shall exceed the total of its net profits for that year combined with its retained net profits of the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock.

      In addition, federal law may also limit the amount of dividends that may be paid by the Bank. See "- Federal Banking Regulation - Prompt Corrective Action."

      Examination and Enforcement. The Division is required to periodically examine savings banks at least once every calendar year or at least once each 18-month period if the trust company qualifies as well capitalized under the prompt corrective action provisions of the Federal Deposit Insurance Act. See "- Federal Banking Regulation - Prompt Corrective Action."

Federal Banking Regulation

      Capital Requirements. FDIC regulations require BIF-insured banks, such as the Bank to maintain minimum levels of capital. The FDIC regulations define two classes of capital known as Tier 1 and Tier 2 capital.

      The FDIC regulations establish a minimum leverage capital requirement for banks in the strongest financial and managerial condition, with a rating of 1 (the highest examination rating of the FDIC for banks) under the Uniform Financial Institutions Rating System, of not less than a ratio of 3.0% of Tier 1 capital to total assets. For all other banks, the minimum leverage capital requirement is 4.0%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution.

      The FDIC regulations also require that banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of a ratio of total capital (which is defined as the sum of Tier 1 capital and Tier 2 capital) to risk-weighted assets of at least 8% and a ratio of Tier 1 capital to risk-weighted assets of at least 4%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet items, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item.

      The federal banking agencies, including the FDIC, have also adopted regulations to require an assessment of an institution's exposure to declines in the economic value of a bank's capital due to changes in interest rates when assessing the Bank's capital adequacy. Under such a risk assessment, examiners will evaluate a bank's capital for interest rate risk on a case-by-case basis, with consideration of both quantitative and qualitative factors.

      Institutions with significant interest rate risk may be required to hold additional capital. The agencies also issued a joint policy statement providing guidance on interest rate risk management, including a discussion of the critical factors affecting the agencies' evaluation of interest rate risk in connection with capital adequacy. The Bank was considered "well-capitalized" under FDIC guidelines at December 31, 2003.

      Activity Restrictions on State-Chartered Banks. Section 24 of the Federal Deposit Insurance Act, as amended (FDIA), which was added by the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), generally limits the activities and investments of state-chartered FDIC insured banks and their subsidiaries to those permissible for federally chartered national banks and their subsidiaries, unless such activities and investments are specifically exempted by Section 24 or consented to by the FDIC.

      Section 24 provides an exception for investments by a bank in common and preferred stocks listed on a national securities exchange or the shares of registered investment companies if

      (1) The Bank held such types of investments during the 14-month period from September 30, 1990 through November 26, 1991;

      (2) the state in which the Bank is chartered permitted such investments as of September 30, 1991; and

      (3) The Bank notifies the FDIC and obtains approval from the FDIC to make or retain such investments. Upon receiving such FDIC approval, an institution's investment in such equity securities will be subject to an aggregate limit up to the amount of its Tier 1 capital.

      The Bank received approval from the FDIC to retain and acquire such equity investments subject to a maximum permissible investment equal to the lesser of 100% of The Bank's Tier 1 capital or the maximum permissible amount specified by The Banking Act. Section 24 also provides an exception for majority owned subsidiaries of a bank, but Section 24 limits the activities of such subsidiaries to those permissible for a national bank, permissible under Section 24 of the FDIA and the FDIC regulations issued pursuant thereto, or as approved by the FDIC.

      Before making a new investment or engaging in a new activity not permissible for a national bank or otherwise permissible under Section 24 of the FDIC regulations thereunder, an insured bank must seek approval from the FDIC to make such investment or engage in such activity. The FDIC will not approve the activity unless The Bank meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the FDIC insurance funds.

      Enforcement. The FDIC has extensive enforcement authority over insured savings banks, including The Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices.

      The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state bank if that bank is "critically undercapitalized." For this purpose, "critically undercapitalized" means having a ratio of tangible capital to total assets of less than 2%. The FDIC may also appoint a conservator or receiver for a state bank on the basis of the institution's financial condition or upon the occurrence of certain events.

      Deposit Insurance. Pursuant to FDICIA, the FDIC established a system for setting deposit insurance premiums based upon the risks a particular institution poses to its deposit insurance fund. Under the risk-based deposit insurance assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the most recent quarterly report filed with the applicable bank regulatory agency prior to the assessment period. The three capital categories are (1) well capitalized, (2) adequately capitalized and
(3) undercapitalized using capital ratios that are substantially similar to the prompt corrective action capital ratios discussed below. See "-Federal Banking Regulation - Prompt Corrective Action" below. The FDIC also assigns an institution to supervisory subgroup based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Any increase in insurance assessments could have an adverse effect on the earnings of insured institutions, including the Bank.

      Under the FDIA, the FDIC may terminate the insurance of an institution's deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

      Transactions with Affiliates of The Bank. Transactions between an insured bank, such as The Bank, and any of its affiliates is governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the Bank. Currently, a subsidiary of a bank that is not also a depository institution is not treated as an affiliate of The Bank for purposes of Sections 23A and 23B, but the Federal Reserve Board has proposed a comprehensive regulation implementing Sections 23A and 23B, which would establish certain exceptions to this policy.

      Section 23A:
      * limits the extent to which the Bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such bank's capital stock and retained earnings, and limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and retained earnings; and

      * requires that all such transactions be on terms that are consistent with safe and sound banking practices.

      The term "covered transaction" includes the making of loans, purchase of assets, issuance of guarantees and other similar types of transactions. Further, most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amounts. In addition, any covered transaction by a bank with an affiliate and any purchase of assets or services by a bank from an affiliate must be on terms that are substantially the same, or at least as favorable to the Bank, as those that would be provided to a non-affiliate.

      Effective April 1, 2003, the Federal Reserve Board, or FRB, rescinded its interpretations of Sections 23A and 23B of the FRA and replaced these interpretations with Regulation W. In addition, Regulation W makes various changes to existing law regarding Sections 23A and 23B, including expanding the definition of what constitutes an affiliate subject to Sections 23A and 23B and exempting certain subsidiaries of state-chartered banks from the restrictions of Sections 23A and 23B.

      Under Regulation W, all transactions entered into on or before December 12, 2002, which either became subject to Sections 23A or 23B solely because of Regulation W, and all transactions covered by Sections 23A and 23B, the treatment of which will change solely because of Regulation W, became subject to Regulation W on July 1, 2003. All other covered affiliate transactions become subject to Regulation W on April 1, 2003. The Federal Reserve Board expects each depository institution that is subject to Sections 23A and 23B to implement policies and procedures to ensure compliance with Regulation W. We do not expect that the changes made by Regulation W will have a material adverse effect on our business.

      The Bank's authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more that the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank's capital. The regulations allow small discounts on fees on residential mortgages for directors, officers and employees. In addition, extensions for credit in excess of certain limits must be approved by the Bank's Board of Directors.

      Section 402 of the Sarbanes-Oxley Act of 2002 prohibits the extension of personal loans to directors and executive officers of issuers (as defined in Sarbanes-Oxley). The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as The Bank, that are subject to the insider lending restrictions of Section 22(h) of the Federal Reserve Act.

      Community Reinvestment Act. Under the Community Reinvestment Act
(CRA), any insured depository institution, including the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the FDIC, in connection with its examination of a savings bank, to assess the depository institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications for additional branches and acquisitions.

      The CRA requires the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system and requires public disclosure of an institution's CRA rating. The Bank received a "Satisfactory" rating on its last CRA exam in 2002.

      Safety and Soundness Standards. Pursuant to the requirements of FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, each federal banking agency, including the FDIC, has adopted guidelines establishing general standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholder.

      In addition, the FDIC adopted regulations to require a bank that is given notice by the FDIC that it is not satisfying any of such safety and soundness standards to submit a compliance plan to the FDIC. If, after being so notified, a bank fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the FDIC may issue an order directing corrective and other actions of the types to which a significantly undercapitalized institution is subject under the "prompt corrective action" provisions of FDICIA. If a bank fails to comply with such an order, the FDIC may seek to enforce such an order in judicial proceedings and to impose civil monetary penalties.

      Prompt Corrective Action. FDICIA also established a system of prompt corrective action to resolve the problems of undercapitalized institutions. The FDIC, as well as the other federal banking regulators, adopted regulations governing the supervisory actions that may be taken against undercapitalized institutions. The regulations establish five categories, consisting of "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as a bank's capital decreases within the three undercapitalized categories. All banks are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, The Bank would be undercapitalized.

Federal Reserve System

      Under Federal Reserve Board regulations, the Bank is required to maintain noninterest-earning reserves against its transaction accounts. The Federal Reserve Board regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $38.8 million or less, subject to adjustment by the Federal Reserve Board. Total transaction accounts in excess of $38.8 million are required to have a reserve of 10% held against them, which are also subject to adjustment by the Federal Reserve Board. The first $6.6 million of otherwise reservable balances, subject to adjustments by the Federal Reserve Board, are exempted from the reserve requirements. The Bank is in compliance with these requirements. Because required reserves must be maintained in the form of either vault cash, a noninterest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank's interest-earning assets.

The USA PATRIOT Act

      In response to the events of September 11th, 2001, President George W. Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to The Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

      Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

  X Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program.

  X Pursuant to Section 326, on May 9, 2003, the Secretary of the Department of Treasury, in conjunction with other bank regulators issued Joint Final Rules that provide for minimum standards with respect to customer identification and verification. These rules became effective on October 1, 2003.

  X Section 312 requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

  X Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

  X Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

Recent Regulatory Examination

      During 2002, the Bank continued to operate under an informal agreement (Memorandum of Understanding) with the Federal Deposit Insurance Corporation and Massachusetts Commissioner of Banks. This agreement was originally entered into in December 2000. Following completion of a joint examination in 2002, a revised Memorandum of Understanding was entered into during the first quarter of 2003.

      Subsequent to December 31, 2003, as a result of the improved condition and operation of the Bank, as detailed in the Joint Report of Examination dated September 22, 2003, the FDIC with concurrence from the Massachusetts Commissioner of Banks, has terminated the Aforementioned Memorandum of Understanding effective January 22, 2004. All conditions and reporting requirements previously imposed cease immediately.

Holding Company Regulation

      Federal Regulation. As a bank holding company, the Company is required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior Federal Reserve Board approval will be required for The Company to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of such bank or bank holding company.

      A bank holding company is required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, will be equal to 10% or more of the Company's consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. Such notice and approval is not required for a bank holding company that would be treated as "well capitalized" under applicable regulations of the Federal Reserve Board, that has received a composite "1" or "2" rating at its most recent bank holding company inspection by the Federal Reserve Board, and that is not the subject of any unresolved supervisory issues.

      In addition, a bank holding company which does not qualify as a financial holding company under the Gramm-Leach-Bliley Financial Services Modernization Act, is generally prohibited from engaging in, or acquiring direct or indirect control of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be permissible.

      Bank holding companies that do qualify as a financial holding company may engage in activities that are financial in nature or incident to activities which are financial in nature. Bank holding companies may qualify to become a financial holding company if it meets certain criteria set forth by the Federal Reserve Board.

      Under the Federal Deposit Insurance Act, depository institutions are liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default. This law would potentially be applicable to the Company if it ever acquired as a separate subsidiary a depository institution in addition to the Bank.

Massachusetts Regulation

      Under the Massachusetts banking laws, a company owning or controlling two or more banking institutions, including a savings bank, is regulated as a bank holding company. The term "company" is defined by the Massachusetts banking laws similarly to the definition of "company" under the Bank Holding Company Act. Each Massachusetts bank holding company:

      * must obtain the approval of the Massachusetts Board of Bank Incorporation before engaging in certain transactions, such as the acquisition of more than 5% of the voting stock of another banking institution;

      *     must register, and file reports, with the Division; and

      *     is subject to examination by the Division.

      The Company will become a Massachusetts bank holding company if it acquires a second banking institution and hold and operate it separately from the Bank.

Acquisition of The Company or The Bank

      Federal Restrictions. Under the federal Change in Bank Control Act, any person (including a company), or group acting in concert, seeking to acquire 10% or more of the outstanding shares of the Company's common stock will be required to submit prior notice to the Federal Reserve Board, unless the Federal Reserve Board has found that the acquisition of such shares will not result in a change in control of the Company. Under the Change in Bank Control Act, the Federal Reserve Board has 60 days within which to act on such notices, taking into consideration factors, including the financial and managerial resources of the acquirer, the convenience and needs of the communities served by the Company and the Bank, and the anti-trust effects of the acquisition. Under the Bank Holding Company Act, any company would be required to obtain prior approval from the Federal Reserve Board before it may obtain "control," within the meaning of the Bank Holding Company Act, of the Company. The term "control" is defined generally under the Bank Holding Company Act to mean the ownership or power to vote 25% more of any class of voting securities of an institution or the ability to control in any manner the election of a majority of the institution's directors. An existing bank holding company would require FRB approval prior to acquiring more than 5% of any class of voting stock of the Company.

      Massachusetts Restrictions. Under the Massachusetts banking laws, the prior approval of the Division is required before any person may acquire a Massachusetts bank holding company. For this purpose, the term "person" is defined broadly to mean a natural person or a corporation, company, partnership, or other forms of organized entities. The term "acquire" is defined differently for an existing bank holding company and for other companies or persons. A bank holding company will be treated as "acquiring" a Massachusetts bank holding company if a bank holding company acquires more than 5% of any class of the voting shares of Bank Holding Company. Any other person will be treated as "acquiring" a Massachusetts bank holding company if it acquires ownership or control of more than 25% of any class of the voting shares of a bank holding company.

The Sarbanes-Oxley Act

      On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from the type of corporate wrongdoing that occurred in Enron, WorldCom and similar companies. The Sarbanes-Oxley Act's principal legislation includes:

  X   the creation of an independent accounting oversight board;

  X auditor independence provisions which restrict non-audit services that accountants may provide to their audit clients;

  X additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;

  X the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

  X an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with The Company's independent auditors;

  X requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

  X requirement that companies disclose whether at least one member of the committee is a "financial expert" (as such term is defined by the Securities and Exchange Commission) and if not, why not;

  X expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

  X a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;

  X disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

  X   mandatory disclosure by analysts of potential conflicts of interest;
      and

  X   a range of enhanced penalties for fraud and other violations.

      Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

Federal Securities Law

      Our common stock is registered with the Securities and Exchange Commission under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We are subject to information, proxy solicitation, insider trading restrictions, and other requirements under the Exchange Act.

                                   ITEM 2

                                 PROPERTIES

      The main office of the Bank is located at 100 Slade's Ferry Avenue, Somerset, Massachusetts at the junctions of U.S. Routes 6, 138, and 103. The Bank operates its business from eleven banking offices located in Fairhaven, Fall River, New Bedford, Seekonk, Somerset and Swansea, Massachusetts, and a Loan Production Office in Warwick, Rhode Island. As of December 31, 2003, the following Bank properties, which include Automated Teller Machines (ATM's), are owned through the Bank's subsidiary, the Slade's Ferry Realty
Trust:


                         Location                                       Sq. Footage
                         --------                                       -----------

Main Office              100 Slade's Ferry Avenue    Somerset, MA         42,000
North Somerset*          2722 County Street          Somerset, MA          3,025
Linden Street**          244-253 Linden Street       Fall River, MA        1,750
Brayton Avenue           855 Brayton Avenue          Fall River, MA        3,325
North Swansea            2388 G.A.R. Highway         Swansea, MA           2,960
Seekonk                  1400 Fall River Avenue      Seekonk, MA           2,300
Fairhaven                75 Huttleston Avenue        Fairhaven, MA        13,000
South Main Street        1601 South Main Street      Fall River, MA        6,604
Ashley Boulevard         833 Ashley Boulevard        New Bedford, MA       2,655

Offices listed below are leased by the Bank with the indicated lease expiration dates.


Brayton Avenue**
Drive Up Complex         16 Stevens St.              Fall River, MA          549
(expires 2005)

Walgreen's Drug Store    838 Pleasant St.            New Bedford, MA         835
(expires 2004)

--------------------
*     The ATM at this location dispenses cash only.
**    There is no ATM at this location.

Office listed below is rented by the Bank as a tenant at will:


Loan Production Office   3280 Post Road              Warwick, RI             150

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

                                   ITEM 3

                              LEGAL PROCEEDINGS

      Neither the Company nor any of its subsidiaries are a party to, and none of their properties are the subject of, any material legal proceedings, other than routine litigation incidental to the Company's business.


                                   ITEM 4

             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter of 2003, no matters were submitted to a vote of stockholders of the Company.

                                   PART II

                                   ITEM 5

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

      The Company's common stock is listed in the NASDAQ Small Cap Market under the symbol SFBC. The following table sets forth the range of high and low bids as reported for the NASDAQ Small Cap Market by quarters for the two-year period ended December 31, 2003:


                      2003                2002
                ------------------------------------
                 High      Low       High      Low
                ------------------------------------

1st Quarter     $14.26    $13.25    $15.40    $13.55
                ------------------------------------
2nd Quarter     $15.77    $14.18    $15.35    $13.81
                ------------------------------------
3rd Quarter     $18.50    $15.60    $15.00    $13.05
                ------------------------------------
4th Quarter     $23.00    $18.55    $13.74    $11.66
                ------------------------------------

      As of March 19, 2004, there were approximately 1,352 holders of the Company's common stock.

Dividends - History and Policy

      The Company paid four quarterly cash dividends of $.09 per share for a total of $.36 per share paid in 2003 and 2002, and expects to continue to pay comparable dividends in the future.

      The declaration of cash dividends, however, is dependent on a number of factors, including regulatory limitations, and the Bank's operating results and financial condition. The stockholders of the Company will be entitled to dividends only when, and if, declared by the Company's Board of Directors out of funds legally available. Under the Massachusetts Business Corporation Law, a dividend may not be declared if the corporation is insolvent or if the declaration of the dividend would render the corporation insolvent.

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

                                   ITEM 6

                           SELECTED FINANCIAL DATA

      The following table sets forth selected financial data for the last five years:


                                                               Year Ended December 31,
-----------------------------------------------------------------------------------------------------------
(In Thousands Except per Share Data)        2003          2002          2001          2000          1999
-----------------------------------------------------------------------------------------------------------

EARNINGS DATA
  Interest Income                         $  20,617     $  22,037     $  27,324     $  28,186     $  25,553
  Interest Expense                            6,073         7,928        12,327        12,699        10,754
                                          -----------------------------------------------------------------
  Net Interest Income                        14,544        14,109        14,997        15,487        14,799
  Provision (Benefit) for Loan Losses          (602)         (310)          750         1,200           550
  Noninterest Income                          2,214         2,533         1,769         1,857         2,086
  Noninterest Expense                        12,662        12,852        11,408        10,206        10,556
                                          -----------------------------------------------------------------
  Income Before Income Taxes                  4,698         4,100         4,608         5,938         5,779
  Applicable Income Taxes                     2,010         1,134         1,398         1,864         1,923
                                          -----------------------------------------------------------------
  Net Income                              $   2,688     $   2,966     $   3,210     $   4,074     $   3,856
                                          =================================================================
PER SHARE DATA (1)
  Net Income-Basic                        $    0.68     $    0.76     $    0.84     $    1.09     $    1.06
  Net Income-Diluted                      $    0.67     $    0.75     $    0.84     $    1.09     $    1.05
  Cash Dividends                          $    0.36     $    0.36     $    0.44     $    0.40     $    0.35
  Book Value (at end of period)           $   10.70     $   10.45     $    9.94     $    9.41     $    8.57
  Avg. Shs. Outstanding (Basic)           3,969,737     3,908,901     3,830,575     3,743,138     3,650,275
  Shares Outstanding Year End             3,995,857     3,937,763     3,869,924     3,789,503     3,520,409
BALANCE SHEET DATA
  Assets                                  $ 439,449     $ 398,375     $ 394,761     $ 388,619     $ 358,121
  Loans                                     336,094       265,012       253,884       256,153       242,049
  Unearned Income                               443           342           382           519           594
  Allowance for Loan Losses                   4,154         4,854         5,484         4,776         3,766
  Loans, Net                                331,497       259,816       248,018       250,849       237,669
  Goodwill                                    2,173         2,173         2,173         2,400         2,627
  Investments                                61,487        80,618        96,401        88,109        81,806
  Deposits                                  333,145       335,633       337,043       337,001       316,431
  Stockholders' Equity                       42,742        41,167        38,466        35,674        31,664
FINANCIAL RATIOS
  Net Interest Margin(2)                       3.91%         3.89%         4.18%         4.58%         4.71%
  Net Interest Spread (2)                      3.48          3.30          3.34          3.75          3.99
  Net Income as a Percentage of
    Average Assets                             0.65          0.74          0.81          1.09          1.11
    Average Equity                             6.42          7.45          9.04         12.92         12.56
  Dividend Payout Ratio                       53.22         47.50         52.63         36.84         34.36
  Average Equity to Average Assets            10.06          9.94          9.00          8.45          8.85

--------------------
(1) Earnings per share are computed based on the average number of shares of common stock outstanding during the year, adjusted to reflect a 5% stock dividend paid in 2000.
(2)   Calculated on a fully taxable equivalent basis.

                                   ITEM 7

                    MANAGEMENT'S DISCUSSION AND ANALYSIS

      The purpose of Management's Discussion and Analysis is to focus on certain significant factors which have affected the Company's operating results and financial condition, and to provide stockholders a more comprehensive review of the figures contained in the financial data of this report. This discussion should be read in conjunction with our audited financial statements and the related notes for the year ended December 31, 2003.

Forward-looking Statements
--------------------------

      This Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the strength of the company's capital and asset quality. Other such statements may be identified by words such as "believes," "will," "expects," "project," "may," "developments," "strategic," "launching," "opportunities," "anticipates," "estimates," "intends," "plans," "targets" and similar expressions. These statements are based upon the current beliefs and expectations of the Company's management and are subject to significant risks and uncertainties. Actual results may differ materially from those set forth in the forward-looking statements as a result of numerous factors.

      The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements: (1) enactment of adverse government regulation; (2) competitive pressures among depository and other financial institutions may increase significantly and have an effect on pricing, spending, third-party relationships and revenues; (3) the strength of the United States economy in general and specifically the strength of the New England economies may be different than expected, resulting in, among other things, a deterioration in overall credit quality and borrowers' ability to service and repay loans, or a reduced demand for credit, including the resultant effect on the Bank's loan portfolio, levels of charge-offs and non-performing loans and allowance for loan losses; (4) changes in the interest rate environment may reduce interest margins and adversely impact net interest income; and (5) changes in assumptions used in making such forward-looking statements. Should one or more of these risks materialize or should underlying beliefs or assumptions prove incorrect, the Company's actual results could differ materially from those discussed. All subsequent written and oral forward-looking statements attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth above. The Company does not intend or undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

Overview

      Slade's Ferry Trust Company is a community bank that strives to meet the financial service needs of our local community and provide quality service to individuals and businesses within our market area. Historically, the Bank has been a provider of traditional banking products and services to businesses and individuals, including loan products such as commercial and residential real estate, home equity, commercial and industrial loans, and various deposit products. The Bank gathers substantially all of its deposits within its market area and uses these deposits, as well as other financial sources, to fund its investment and loan portfolio.

      The year ending December 31, 2003 was a very important year for the Bank. We worked diligently to strengthen our balance sheet and made great strides in marketing our products and services. During 2003, our loan portfolio increased by 26.8%, attributable primarily to an aggressive marketing campaign to promote home equity loans and residential mortgages. This was part of our overall strategy to diversify our loan portfolio, which historically was heavily weighted toward commercial real estate loans that carried a higher credit risk to the loan portfolio. This strategy enabled the Bank to help its customers take advantage of the low interest rate environment while reducing the loan portfolio's risk profile. On the deposit side of the business, a campaign to promote money market accounts was very successful, generating more than $16.0 Million in core deposits.

      The Bank also focused on strengthening and expanding its retail banking division, introducing a sales culture, developing and marketing various deposit products and planning to implement products such as Internet banking and cash management services during the second quarter of 2004.

      The Bank closely adhered to its strategic plan during 2003 to reorganize, improve efficiencies, increase assets, diversify the loan portfolio, enhance retail products and services, and reinvest in the bank infrastructure to remain competitive. As a result, the Bank intends to continue its efforts to increase its assets, earnings, and improve its market presence.

      You should read our financial results for the year ended December 31, 2003 in the context of this strategy.

      The following overview is a summary of the items management focuses on when evaluating the condition of the Company, including items of significant importance for the Company's year ended December 31, 2003:

   * In 2003, Slade's Ferry Bancorp. recorded net income of $2,687,886 or $0.67 per share on a diluted basis compared to $2,965,552 or $0.75 per share on a diluted basis in 2002. This represents a decrease of $277,666 or 9.4% in net income and $0.08 or 10.67% per share on a diluted basis between 2003 and 2002. This decrease is due to an increase in income tax expense of $876,000 primarily a result of the REIT tax settlement, and a decrease in noninterest income of $319,000, offset partially by an increase in net interest income after benefit for loan loss of $727,000 and a decrease in noninterest expenses of $190,000.

   * Return on average equity for 2003 was 6.42%, down by 1.03% when compared to 7.45% reported in 2002. Return on average assets for 2003 was .65%, down by .09% when compared to .74% reported in 2002. The decrease in both these ratios for 2003 is primarily due to the increase in income tax expense and interest of $658,168 as a result of the settlement with the Massachusetts Department of Revenue related to the Bank's REIT subsidiary, as described below.

   * On June 20, 2003, the Bank and its subsidiary real estate investment trust, Slade's Ferry Preferred Capital Corporation, entered into an agreement with the Massachusetts Department of Revenue (the "DOR") settling the dispute concerning the dividends received deduction through calendar year 2002 claimed or to be claimed by the Bank. Under the agreement, the Bank agreed to pay and the DOR agreed to abate 50% of all tax and interest assessed or unassessed relating to the REIT dividend deduction. This resulted in a charge of $658,168 for state income taxes and interest, net of federal income tax benefits.

   * Book value of the Company's common stock increased to $10.70 in 2003 from $10.45 reported in 2002 and $9.94 reported in 2001. This is the result of an increase of $1.6 Million in total stockholders' equity and only 58,094 additional shares issued during 2003.

   * Total assets increased by $41.1 Million, or 10.3% from $398.4 Million in 2002 to $439.4 Million in 2003. This increase was directly related to the increase of $41.3 Million in advances from the Federal Home Loan Bank.

   * Total gross loans increased by $71.1 Million or 26.8% from $265.0 Million in 2002 to $336.1 Million in 2003. This is due to the increase of $56.8 Million in residential mortgage and home equity loans, $17.6 Million in commercial real estate loans, and $3.5 Million in commercial, financial, and agricultural loans, offset by a decrease of $3.7 Million in real estate construction loans, and $3.2 Million in consumer, nonprofit and other loans. This is consistent with the Bank's strategic plan, which emphasizes growth in consumer loan mortgages and loan diversification.

   * Asset quality improved; nonperforming assets, as a percentage of total loans, decreased from 0.24% in 2002 to 0.12% reported in 2003. Total loan charge-offs also decreased from $382,000 in 2002 to $211,000 in 2003, as credit quality in the loan portfolio improved.

   * Capital adequacy ratios continue to meet criteria of "well capitalized" under regulatory guidelines. These ratios in 2003 were 13.64% for total capital, 12.39% for Tier 1, and 9.33% for leverage capital.

   * Subsequent to December 31, 2003, as a result of the improved condition and operation of the Bank, as detailed in the Joint Report of Examination dated September 22, 2003, the FDIC with concurrence from the Massachusetts Commissioner of Banks, has terminated the aforementioned Memorandum of Understanding effective January 22, 2004. All conditions and reporting requirements previously imposed cease immediately.

Critical Accounting Policies

      Our significant accounting policies are described in Note 2 to our Consolidated Financial Statements. In preparing financial information, management is required to make significant judgments, estimates, and assumptions that impact the reported amounts of certain assets, liabilities, revenues and expenses. The accounting principles followed by the Company and the methods of applying these principles conform to accounting principles generally accepted in the United States, and general banking practices. The Company considers the following to be its critical accounting policies: allowance for loan losses, goodwill and other intangible assets other than temporary impairment of investments, and deferred taxes.

      Allowance for Loan Losses. Establishing an appropriate level of allowance for loan losses involves a high degree of judgment. The allowance for loan losses is established through a charge or credit to the provision for loan losses, and is based on management's projection of the adequate level of the allowance in relation to the inherent loss exposure in the loan portfolio. On a monthly basis, management evaluates the adequacy of the allowance which includes a formal analysis which considers, among other factors, business and economic conditions and industry trends, the size and characteristics of the loan portfolio, delinquency trends, charge-off experience, loan growth, nonaccrual loan trends, and portfolio migration information. Although management uses available information to project the appropriate level of the allowance which is based on factors and risk identification procedures discussed in "Item I Business
- Summary of Loan Loss Experience", the use of judgments and projections may change in the future. Changes in factors or assumptions used by management to determine the adequacy of the allowance or the availability of new information could cause the allowance for loan losses to be increased or decreased in future periods. In addition, bank regulatory agencies, as part of their examination process, may require the Bank to recognize adjustments to the allowance based on their judgments and projections.

      Accounting for Acquisitions and Review of Goodwill. The Company completed an acquisition in 1996 and used the purchase method of accounting. For acquisitions under this method, the Company recorded assets acquired and liabilities assumed at their estimated fair value, which in some instances involves estimates based on internal and third party pressures, or other valuation techniques. In addition, this purchase acquisition resulted in goodwill, which is subject to ongoing periodic impairment tests, and is evaluated using fair value techniques that contain estimates. If the estimated fair value is less than the carrying amount, a loss due to impairment would be recognized to reduce the carrying value to fair value.

      Other Than Temporary Impairment. Management records a writedown impairment charge when it believes an investment experiences a decrease in value that is other than temporary. In making a decision whether an investment is permanently impaired, management reviews current and forecasted information about the underlying investment that is available, applicable industry data, and analyst reports. When an investment is deemed to be permanently impaired, it is written down to current fair market value. Future adverse changes in economic and market conditions, deterioration in credit quality, and continued poor financial results of underlying investments or other factors could result in further losses that may not be reflected in an investment's current book value that could result in future writedown charges due to impairment.

      Deferred Tax Estimates. The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. The Company must also assess the probability that deferred tax assets will be recovered from future taxable income, and establish a valuation allowance for any assets determined not likely to be recovered. Management exercises judgment in evaluating the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income. These judgments are estimates and assumptions and are reviewed on a continuing basis.

RESULTS OF OPERATIONS

      The Company's operating performance is dependant on net interest income, which is the difference between interest income earned on loans and investments and interest expense paid on deposits and borrowed funds. The level of net interest income achieved is impacted by several factors such as economic conditions, interest rates, asset/liability management, and corporate tax and strategic planning. On a fully tax equivalent basis, our net interest income was $14.9 Million in 2003, compared to $14.3 Million in 2002, and $15.2 Million in 2001. The increase in net income of $600,000 from 2002 to 2003 has been primarily attributable to the growth in the loan portfolio and the continued reduction in the rates paid on interest-bearing liabilities and borrowings. Average earning assets produced a yield of 5.50% in 2003, compared to 6.04% in 2002, and 7.55% in 2001. The low interest rate environment continues to decrease our earning asset yields as loans and investments reprice at lower interest rates due to refinancing opportunities and prepayments.

      The loan portfolio, which generally generates higher interest yields than our investment portfolio represented 70.9% of average assets in 2003, compared to 63.5% in 2002, and 63.7% in 2001. The increase of 7.4% from 2002 to 2003 was primarily the result of growth in originations of both residential real estate and home equity loans. This increase reflected the lower interest rate environment, aggressive solicitation and pricing of these loan types, and the Bank's strategic plan to diversify the loan portfolio by increasing these loan types, resulting in a reduction in credit risk exposure within the overall loan portfolio. The Bank intends to continue its competitive pricing of these loans within our market area, however, our marketing and pricing strategy may vary as necessary to achieve our goals for diversifying the loan portfolio.

      Partially offsetting the decrease in the earning asset yield of .54% from 6.04% as of December 31, 2002 to 5.50% as of year end 2003 was a reduction of .72% in the cost of funding the earning assets from 2.74% as of year end 2002 to 2.02% as of 2003. The decrease in the cost of funds in 2003 reflects the low interest rate environment resulting in the repricing of certificates of deposit and other deposit products to lower rates.

      Our net interest spread, representing the difference between the weighted average yield earned on our earning assets and the average cost of interest bearing liabilities increased to 3.48% in 2003 from 3.30% in 2002 and 3.34% reported in 2001. The increase in the net interest spread from 2002 to 2003 was the result of the decrease in the Bank's cost of interest-bearing liabilities due to the low interest rate environment. The average interest rate on these liabilities decreased by 72 basis points from 2.74% in 2002 to 2.02% in 2003. In comparison, the average interest rate on earning assets decreased by 54 basis points, from 6.04% in 2002 to 5.50% in 2003.

      Net interest margin, which represents net interest income as a percentage of average earning assets increased slightly to 3.91% in 2003 from 3.89% in 2002, and 4.18% in 2001. This increase was the result of the lower interest rate environment and asset/liability management objectives to manage balance sheet coordination and interest rate risk in achieving reasonable and stable net interest income throughout various interest rate cycles.

      The provision for loan losses is a charge against earnings and funds the Allowance for Loan Losses. It is management's intent to maintain the allowance for loan losses at a level that is adequate to absorb inherent losses within the loan portfolio. In determining the appropriate level of the allowance for loan losses, management takes into consideration past and anticipated loss experience, prevailing economic condition, evaluations of underlying collateral, the volume of the loan portfolio and the balance of nonperforming and classified loans. Management assesses the allowance for loan losses on a monthly basis. After thorough review and analysis of the adequacy of the loan loss reserve, the diversification of the loan portfolio into residential mortgages and home equity loans resulting in a reduction in overall credit risk, the continued improvement in asset quality in the loan portfolio, and the reduction and sale of loans deemed substandard, it was deemed prudent by management to recover $602,326 of previously provided loan loss provisions during 2003. The Bank's provision for 2003 was a benefit to earnings of $602,326 compared to a benefit of $301,000 in 2002, and a provision of $750,000 in 2001.

      Total other income for 2003 decreased by $319,272 or 12.6% from $2,532,817 recorded during 2002 to $2,213,545 in 2003. This decrease is predominantly the result of a decrease in net gains of sales of available- for-sale securities from $625,832 recognized during 2002 to $1,944 in 2003 and $14,934 in 2001. The gains recognized during 2002 resulted from sales of various securities to partially offset a writedown charge of $1,240,868, discussed further below, due to various impairment adjustments of equity securities that were deemed to be other than temporary. No securities writedown charges were necessary during 2003 or 2001.

      Partially offsetting the decrease of $623,888 in security gains from 2002 to 2003 was increases in both service charges on deposit accounts and overdraft service charges of $234,075. Service charges on deposit accounts increased in 2003 to $569,189 when compared to $551,060 in 2002, and $561,370 in 2001. Overdraft service charges increased by $215,946 from $333,977 recorded in 2002 to $549,923 in 2003. In 2001 overdraft fees were $257,586. This increase was due to a new overdraft fee pricing schedule and procedure implemented during the second quarter of 2003.

      The cash surrender values of Bank Owned Life Insurance policies associated with both the Directors' and officers' life insurance programs increased by $67,524 from 2002 to 2003 due additional earnings generated from the purchase of additional policies for newly hired vice presidents during 2003 and two new directors. It is anticipated that new policies for officers hired as vice presidents would be purchased in accordance with this program.

      Other income increased slightly, by $3,017 from $578,728 recorded in 2002 to $581,745 in 2003. This income represents earnings derived from fees associated with safe deposit box rentals, ATM/debit card usage, customer investment commissions, and other miscellaneous income.

      Total Other Expense, made up of various noninterest expenses decreased by $190,073 to $12,661,729, as compared to $12,851,802 recorded in 2002.
Total other expense was $11,408,387 in 2001. Salaries and employee benefits, which is the largest component in this category, increased by $410,423, (or 5.6%) from $7,368,364 for 2002 to $7,778,787 for 2003. In 2001, salaries and benefits were $7,124,377. The increase was attributable to additions to staff to support consumer lending activities, sales incentive commissions paid for achieving sales production targets, general salary increases due to annual performance reviews, and annual bonuses. A Chief Operating Officer/Chief Financial Officer was also hired in the second quarter of 2003, and during the third quarter of 2003, a Director of Retail and an Investment Executive was hired. In addition, employee benefit expense increased as the Company increased its contribution to a pension plan during 2003.

      Occupancy and Equipment expense combined totaled $1,428,247 in 2003, an increase of $104,834 when compared to $1,323,413 reported in 2002. Occupancy and equipment expense was $1,426,855 in 2001. The increase from 2002 to 2003 was primarily due to increased snow removal cost resulting from a cold, severe winter, and higher energy cost during the first quarter of 2003. In addition, real estate taxes on bank owned properties increased during 2003, and costs associated with closing a branch office in Swansea were recorded during the third quarter of 2003.

      Stationary and supplies expense decreased by $63,749 from $276,824 recorded in 2002 to $213,075 in 2003. This decrease was due to new inventory control procedures, and the closing of one branch office. This cost was $241,186 in 2001.

      Professional fees increased by $479,734 or 87.4%, from $549,036 in 2002 to $1,028,770 in 2003. These expenses in 2001 were $364,680. This increase reflects costs associated with consultants contracted for marketing, advertising, investment advisory, strategic planning, pension actuaries, and information technology. In addition, legal expenses for both corporate and loan related matters increased in 2003. The substantial increase in 2003 was attributed to improving efficiencies throughout the Bank and implementing best practice procedures. In addition, the introduction of a new sales culture, the enhancement and expansion of our consumer loan products and operations, the promotion of the Bank through marketing and advertising, the introduction of new retail deposit products, and the significant upgrade and improvement of our information technology and computer systems required additional cost and investments. These expenses are expected to continue, but stabilize, as the Bank, through its strategic planning process, focuses on growth and profitability.

      Marketing Expenses attributed to production and media costs, print advertising, and other direct marketing increased by $19,923, from $355,203 recorded in 2002 to $375,126 in 2003. This expense in 2001 was $421,480. Many new loan and deposit products and promotions were introduced during 2003.

      The assessment for FDIC deposit insurance decreased by $2,565 in 2003, from $158,115 in 2002 to $155,550 in 2003. In 2001, this cost was $160,305.

      Included in Total Expenses in 2002 was a writedown of securities of $1,240,868 due to the recognition of impairment adjustments on equity securities that were deemed to be other than temporary. During 2003 and 2001, no writedowns were necessary. The investment portfolio is reviewed at least quarterly to determine if declines in market values are other than temporary and deemed impaired. In managing and evaluating its investment portfolio and reporting on its performance and condition, the Bank applies a methodology to identify whether a decline in market value below cost of an individual security is other than temporary. If the decline is judged to be other than temporary, the cost basis of the security will be written down to a new cost basis and the writedown will be accounted for as a realized loss. Using a variety of factors to estimate the outcome of future events, management performs an analysis of the Bank's investments to identify those securities that may be permanently impaired. Generally accepted accounting principles (GAAP) provide and reflect interpretive guidance for directing management on impairment decisions. All securities will be monitored and evaluated to determine whether a recommendation will be made to sell or impair securities.

      The methodology used to determine whether losses are other than temporary involve projecting the outcome of future events. Judgments are required in determining whether factors exist that indicate that an impairment loss has occurred. These judgments are based on subjective and objective factors, including knowledge and experience about past and current events and assumptions about future events.

      If the fair market value of a security is significantly below amortizing cost, the following factors would be applied to determine if a loss is other than temporary: the decline is due to adverse conditions specifically related to the security or to conditions in an industry or geographic area, the decline has existed for an extended period of time, management does not possess both the intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery of fair value, the security has been downgraded by a rating agency, the financial condition of the issuer has deteriorated, and dividends have been reduced or eliminated, or scheduled interest payments have not been made

      The following table sets forth the components of Other Expense:


                                     2003           2002           2001
--------------------------------------------------------------------------

Amortization of Goodwill          $        0     $        0     $  226,800

Communications                       336,136        322,020        326,234

Committee Fees                       178,250        212,250        190,900

Interest Expense -(Associated
 with REIT Settlement)               128,977              0              0

Other Various Expenses             1,038,811      1,045,709        925,570
--------------------------------------------------------------------------
Other Expense Total               $1,682,174     $1,579,979     $1,669,504
==========================================================================

      Goodwill arising from the Company's acquisition of Fairbank, Inc. in 1996 has been amortized on a straight-line basis over a period of fifteen years. The amortization of goodwill discontinued upon the adoption of Statement of Financial Accounting Standards No. 142 effective January 1, 2002, which requires that goodwill no longer be amortized, but instead be reviewed and tested for impairment on an annual basis. In accordance with the accounting standard, the Company tested its goodwill for impairment as of June 30, 2003 and determined that its goodwill as of that date was not impaired.

      As previously mentioned, the Bank entered into an agreement to settle the dispute concerning the REIT dividends received deduction through calendar year 2002. The interest assessed on this additional state tax liability amounted to $128,977 for calendar years 1999 through 2002.

      Income before income taxes totaled $4,697,602 as of year-end 2003, an increase of $597,867 as compared to $4,099,735 reported as of December 31, 2002. Applicable taxes increased by $875,533 to $2,009,716 when compared to $1,134,183 reported in the prior year.

      During 2003 the Company recorded a state income tax provision of $529,191, net of federal and state income tax benefits, as a result of the settlement with the Massachusetts Department of Revenue that retroactively disallowed the REIT dividend deduction for the years ended December 31, 1999 through December 31, 2002. Due to the impact of this additional tax provision and the related $128,977 of interest charge, the effective tax rate for 2003 was 42.80% compared to 27.70% for 2002. This increase from 2002 primarily reflects the impact of the State of Massachusetts' change in tax law that eliminated the tax benefit derived from REIT dividends.

      The Company's net earnings were $2,687,886, $2,965,552, and $3,210,253 for 2003, 2002, and 2001, respectively. Diluted earnings per share were $.67 for twelve months ending December 31, 2003 compared to $.75 for the same period in 2002 and $.84 in 2001.

Unaudited Quarterly Financial Summary


(In Thousands)
-----------------------------------------------------------------------------------
                              March 31     June 30     September 30     December 31
-----------------------------------------------------------------------------------

2003:
Revenues                       $5,535      $5,678         $5,699          $5,918
Operating Income                  622       1,597          1,019           1,459
Net Income (Loss)                (692)      1,609            700           1,071
Earnings (loss) per share
  Basic                        $(0.18)     $ 0.41         $ 0.18          $ 0.27
  Diluted                      $(0.17)     $ 0.40         $ 0.17          $ 0.27

2002:
Revenues                       $6,250      $5,991         $6,534          $5,795
Operating Income (Loss)         1,078          (8)         1,588           1,442
Net Income                        782          57          1,251             876
Earnings per share
  Basic                        $ 0.20      $ 0.01         $ 0.32          $ 0.23
  Diluted                      $ 0.20      $ 0.01         $ 0.32          $ 0.22

FINANCIAL CONDITION

      Total assets increased by $41.0 Million, or 10.3%, from $398.4 Million at December 31, 2002 to $439.4 Million at December 31, 2003. The increase in total assets during 2003 is most significant in the gross loan portfolio that experienced a 26.8% increase. The increase in total assets was primarily the result of an increase in advances from the Federal Home Loan Bank of $41.3 Million, from $19.2 Million at December 31, 2002 to $60.5 Million at December 31, 2003.

Loans
-----

      The loan portfolio represents the largest component of the Company's assets. Total loans increased by $71.1 Million, or 26.8%, from $265.0 Million at December 31, 2002 to $336.1 Million at December 31, 2003. The increases in 2003 were primarily due to increases of $56.9 Million in residential mortgage and home equity loans, $21.2 Million in commercial and commercial real estate loans, offset by decreases in consumer and construction loans of $6.7 Million. The growth in the commercial and commercial real estate loan portfolios was encouraging in light of the impact of the economic slowdown and strong competition for these customers. The consumer loan portfolio consisting of direct and indirect auto loans and other consumer installment loans decreased by $2.9 Million. Additionally, during 2003, aggressive plans to improve the quality of our loan portfolio resulted in the sale of approximately $2.0 Million of loans.

      The composition of our loan portfolio has changed since December 31, 2002. Loan demand for residential real estate and home equity loans increased throughout 2003 as new and existing homeowners took advantage of the lower interest rates. The largest segment of the loan portfolio is now residential real estate and home equity loans which accounts for 43.8% of the loan portfolio, and is comprised of first mortgages on one-to four-family properties, mortgages on multi-family properties, and second mortgages on one-to four-family properties. These loan types were 34.1% of the loan portfolio as of December 31, 2002. Credit is granted based on income to debt ratio, a satisfactory credit report, and the appraised value of the property. The Bank also provides a program to encourage home ownership for first time homebuyers.

      Another component of the loan portfolio is commercial real estate loans representing 41.8% of total loans compared to 46.3% as of December 31, 2002. These loans are collateralized by various types of commercial properties, without any predominate type of property or concentration of credit in any one industry. The properties consist of apartment complexes, medical centers, strip malls, factories, and retail units located in the Bank's market area extending throughout Southeastern Massachusetts and cities and towns in Rhode Island. Commercial real estate loans generally have a higher degree of credit because they are predominately dependent on the success of the business. The Bank adheres to a credit criteria policy that strives to maintain the quality of the loan portfolio. The process of granting a commercial loan consists of an independent analysis of the financial condition of the borrower and the business entity by the Bank's credit risk division. In turn, the borrowing request is further evaluated by the Loan Committee and all loans in excess of $500,000 are submitted to the Executive Committee of the Board of Directors for final approval. Annually, analysis of financial statements of the business is performed to determine if there are any weaknesses or negative trends developing, and if so, contact with the borrower is made to ascertain the cause and what remedial action is planned.

      Other types of loans total 14.4% of the loan portfolio and are comprised of commercial and industrial loans, which are generally short-term loans to finance business inventory, consumer installment loans, automobile financing, nonprofit, and real estate construction loans. These loan types represented 19.6% of the loan portfolio in 2002.

Investments
-----------

      The main objectives of the investment portfolio are to achieve a competitive rate of return over a reasonable time period and provide liquidity.

      The investment portfolio represents the second largest component of the Company's assets and consists of securities in the Available-for-Sale category and securities in the Held-to-Maturity category. The designation is determined at the time of the purchase. Securities in the Available-for-Sale category are securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. These securities may be sold in response to interest rate changes, liquidity needs or other factors. Any unrecognized gain or loss, net of taxes for the Available-for Sale securities, is reflected in Stockholders' Equity as a separate component.

      The Held-to-Maturity category consists mostly of securities issued by states of the United States and political subdivisions of states. The Company has the positive intent and ability to hold these securities to maturity.

      Total investments decreased by $19.1 Million, or 23.7%, to $61.5 Million as of December 31, 2003, from $80.6 Million reported as of December 31, 2002. This decrease in investments of $19.1 Million during 2003, primarily the result of scheduled maturities and call features, combined with an increase of $41.3 Million in FHLB borrowings and a decrease of $15.5 Million in federal funds sold and overnight FHLB deposits, provided the liquidity to fund the $71.1 Million increase in the loan portfolio. Included in investments in 2003 is $3.0 Million of stock of the FHLB, compared to $1.0 Million in 2002. The Bank is required to invest in FHLB stock in an amount determined on the basis of the Bank's residential mortgage loans and borrowings from the FHLB. This stock is redeemable at par and earns a quarterly dividend at the discretion of the FHLB.

      The Company's current investment strategy is to concentrate on the purchase of U.S. Government and agency obligations, and corporate bonds generally maturing or callable within five to seven years. Our investment policy permits investments in mortgage-backed securities, usually having a longer weighted average life.

      As of December 31, 2003, the net unrealized gain on securities classified as Available-for-Sale was $91,000, consisting of net unrealized gains of $238,000 on debt securities offset by net unrealized losses of $147,000 on marketable equity securities.

Off Balance Sheet Arrangements
------------------------------

      The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements:
---------------------------------

      In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. This Statement did not have a material impact on the Company's consolidated financial statements.

      In October 2002, the FASB issued SFAS No. 147 "Acquisitions of Certain Financial Institutions" ("SFAS No. 147"), an Amendment of SFAS Nos. 72 and 144 and FASB Interpretation No. 9. SFAS No. 72 "Accounting for Certain Acquisitions of Banking or Thrift Institutions" and FASB Interpretation No. 9 "Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method" provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, SFAS No. 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." Thus, the requirement in paragraph 5 of 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS No. 147. In addition, SFAS No. 147 amends SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used.

      In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN

45"). FIN 45 elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 clarifies that a guarantor is required to disclose (a) the nature of the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability; (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee.

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

      The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the initial recognition and initial measurement provisions of FIN 45 effective as of January 1, 2003 and adopted the disclosure requirements effective as of December 31, 2002. The adoption of this interpretation did not have a material effect on the Company's financial position or results of operations.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS Statement No. 123" ("SFAS No. 148"). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions and disclosure provisions are required for financial statements for fiscal years ending after December 15, 2002. The Company adopted the disclosure provisions of SFAS No. 148 as of December 31, 2002 and currently uses the intrinsic value method of accounting for stock options.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement (a) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (b) clarifies when a derivative contains a financing component, (c) amends the definition of an underlying to conform to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and (d) amends certain other existing pronouncements. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003. There was no substantial impact on the Company's consolidated financial statements on adoption of this Statement.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that certain financial instruments that were previously classified as equity must be classified as a liability. Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement did not have any material effect on the Company's consolidated financial statements.

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In December 2003, the FASB revised Interpretation No. 46, also referred to as Interpretation 46 (R) ("FIN 46(R)"). The objective of this interpretation is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This interpretation changes that, by requiring a variable interest entity to be consolidated by a company only if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Company is required to apply FIN 46, as revised, to all entities subject to it no later than the end of the first reporting period ending after March 15, 2004. However, prior to the required application of FIN 46, as revised, the Company shall apply FIN 46 or FIN 46
(R) to those entities that are considered to be special-purpose entities as of the end of the first fiscal year or interim period ending after December 15, 2003. The adoption of this interpretation has not and is not expected to have a material effect on the Company's consolidated financial statements.

      In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of SFAS No. 87, SFAS No. 88 and SFAS No. 106" ("SFAS No. 132 (revised 2003)"). This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This Statement retains the disclosure requirements contained in SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits," which it replaces. It requires additional disclosures to those in the original Statement 132 about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. This Statement is effective for financial statements with fiscal years ending after December 15, 2003 and interim periods beginning after December 15, 2003. Adoption of this Statement did not have a material impact on the Company's consolidated financial statements.

Deposits and Borrowed Funds
---------------------------

      The Bank's major source of funds are deposits, borrowings and amortization from principal payments or payoffs on loans and mortgage-backed securities, and maturities or calls of investments.

      Total deposits decreased by $2.5 Million from $335.6 Million at December 31, 2002 to $333.1 Million at December 31, 2003. Total interest-bearing deposits decreased by $3.5 Million, from $263.4

Million at December 31, 2002 to $259.9 Million at December 31, 2003. This decrease was primarily the result of declining interest rates for these products and depositors attempting to find better yielding alternative investments. Non-interest bearing deposits increased by $1.0 Million, from $72.3 Million at December 31, 2002 to $73.3 Million at December 31, 2003. The Bank does not engage in gathering brokered deposits. The Bank's marketing campaign during 2003 to promote new money market account products has been very successful generating more than $10.0 Million in new core deposits.

      Borrowings are generally used to fund long-term fixed rate loans and short-term liquidity requirements, or to manage interest rate risk.

      The Bank is a member of the Federal Home Loan Bank of Boston and is authorized to borrow funds to meet deposit withdrawals or to expand the loan or investment portfolios. These borrowing advances are subject to collateral requirements and borrowing limitations. The Bank also has available a federal funds purchase line of credit with a correspondent bank. The Bank may also obtain funds from the discount window of the Federal Reserve Bank of Boston.

      As of December 31, 2003, Federal Home Loan Bank advances increased by $41.3 Million, from $19.2 Million at December 31, 2002 to $60.5 Million at December 31, 2003. This substantial increase was primarily to fund loan growth. The Bank took advantage of the low interest rate environment to obtain advances from the Federal Home Loan Bank to augment its funding sources, and also as a tool to hedge against interest rate risk.

Asset/Liability Management and Interest Rate Risk
-------------------------------------------------

      The Company's Finance/Investment Committee, comprised of designated members of the Company's executive management and Board of Directors is responsible for managing and monitoring interest rate risk, and reviewing with the Board of Directors, at least quarterly, the interest rate risk positions, the impact changes in interest rates would have on net interest income, and the maintenance of interest rate risk exposure within approved guidelines.

      The Company's objective is to reduce and control the volatility of its net interest income by managing the relationship of interest-earning assets and interest-bearing liabilities. In order to manage this relationship, the Committee utilizes a quarterly GAP report.

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

      A positive gap results when more assets than liabilities are expected to reprice within a certain time frame, and a negative gap reflects an excess of liabilities repricing in that period. A positive gap would tend to increase net interest income when rates are rising and decrease net interest income when rates are falling. A negative gap position would tend to produce the opposite effect. At December 31, 2003, for the period from 1 day to 2 years, the Company had a cumulative negative gap position of $11.9 Million. This equates to a percentage of total assets of a negative 2.71% which is within the specific target for interest rate sensitivity established by the Company. The negative gap occurs as a result of the amount of deposits, especially term deposits that are subject to repricing during this time period.

      For further discussion of the Company's estimated exposure as a percentage of net interest income and the dollar impact for the next twelve months, see "Item 1 - Interest Rate Sensitivity Gap" on page 8.

Nonperforming Assets
--------------------

      Nonperforming assets as a total decreased to $407,000 at year end 2003, from $643,000 reported at year end 2002. At year end 2001, nonperforming assets totaled $1,582,000. Nonaccrual loans is the largest component of nonperforming assets, and at December 31, 2003, this category decreased to $407,000 from $635,000 reported at end of previous year.

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

      If it is determined that collectability of the loan no longer exists, the loan is charged-off to the Allowance for Loan Losses, or if applicable, any real estate collateralizing the loan is acquired through foreclosure and categorized as Other Real Estate Owned. Prior to foreclosure, the Bank will generally obtain an updated appraisal of the property.

      As of December 31, 2003, there were no loans 90 days or more past due compared to $7,700 reported at year end 2002. Management continues to accrue on these loans due to the excess values of collateral securing these loans compared to their outstanding balances.

      There was no real estate acquired by foreclosure or substantively repossessed at December 31, 2003 and at the end of the prior year.

      The percentage of nonaccrual loans to total loans decreased by 50% from the prior year due to the decrease of loans in nonaccrual status and the increase of the loan portfolio. In addition, the percentage of nonaccrual loans, restructured loans and real estate acquired by foreclosure to total assets decreased as a result of increased asset levels. The $107,000 of restructured loans represents one borrower where the original loan term was amended and payments are current under the amended terms.

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

      Loans are considered impaired when it is probable that the Company will not be able to collect principal, interest, and fees according to the contractual terms of the loan agreement. At December 31, 2003, there were $1,964,791 in loans which the Company has determined to be impaired, of which $1,858,135 have a related allowance for credit losses of $275,071. As of December 31, 2002, the recorded investment in impaired loans was $2,497,626, of which $2,497,626 have a related allowance for credit losses of $477,124. Management is not aware of any other loans that pose a potential credit risk or where the loans are current but the borrowers are experiencing financial difficulty.

Allowance for Loan Losses
-------------------------

      The Allowance for Loan Losses is established through provisions for loan losses based on management's ongoing evaluation of credit risk within the loan portfolios. The Allowance for Loan Losses is available to absorb losses on loans deemed by management as uncollectable. In assessing the adequacy of the level of the allowance, management considers the status of nonaccrual loans and specific borrower situations, the current economic climate of the area, including national credit trends and the historical credit experiences within the region. Additions to the allowance are provided by charges to earnings and recoveries on previously charged-off loans. Deductions from the Allowance are transacted as a charge-off when a loan is deemed uncollectable. The Allowance for Loan Losses as a percentage of outstanding loans at December 31, 2003, was 1.24% compared to 1.83% reported at year end 2002. The ratios at years ending 2001, 2000, and 1999 were 2.16%, 1.86% and 1.56%, respectively. In 2003, the Company deducted $211,000 from the Allowance and recovered $113,000 from previously charged-off loans.

      Loans charged-off during 2003 totaled $211,000 resulting in net charge-offs of $98,000. Net charge-offs for prior years were $320,000, $42,000, $190,000, and $353,000 for 2002, 2001, 2000 and 1999, respectively.

      In addition to management's assessment of the Allowance for Loan Losses, the Allowance is also evaluated by independent loan review consultants, regulatory agencies, and independent accountants as part of their examination and audit procedures.

Liquidity
---------

      Liquidity represents the ability of the Bank to meet its funding requirements. In assessing the appropriate level of liquidity, the Bank considers deposit levels, lending funding requirements and investment maturities in light of prevailing economic conditions. Through this assessment, the Bank manages its liquidity level to optimize earnings and respond to fluctuations in customer borrowing needs and cash withdrawals from deposit accounts.

      The Company's principle sources of funds are customer deposits, borrowings, principal and interest payments on outstanding loans and mortgage-backed securities, maturities of investment securities and funds provided from operations. Although scheduled payments from amortization of loans, mortgage-backed securities, and maturing investment securities are predictable sources of liquidity, deposit cash flows and loan prepayments are influenced by interest rate movement. In addition, deposit flow could be impacted by other instruments available to the public such as mutual funds and annuities.

      The largest source of funds is provided by depositors. The greatest component of the Company's deposit base is term certificates which extend out to a maximum of five years. The Company does not participate in brokered deposits. Deposits are obtained from consumers and commercial customers within the Bank's community reinvestment area, being Bristol County, Massachusetts and several abutting towns in Rhode Island. Deposit flows are influenced by the level of interest rates, economic conditions, and the attractiveness of competing deposits and other investment alternatives.

      The Bank also has the ability to borrow funds for liquidity purposes from correspondent banks, and the Federal Home Loan Bank, as well as the Federal Reserve Bank of Boston, by pledging various investment securities as collateral, and in the case of FHLB borrowings, one to four family residential loans are secured as collateral. Borrowings from the FHLB increased by $41.3 Million from $19.2 Million at December 31, 2002 to $60.5 Million at December 31, 2003. During 2003, the Bank took advantage of the low interest rate environment to draw down some longer term structured funding opportunities, and to hedge against any possible interest rate risk as a result of the increase in long term, fixed rate residential mortgages. As of December 31, 2003, the Bank had approximately $14.0 Million in available borrowing capacity with the FHLB that is contingent upon the purchase of additional FHLB stock.

      Excess available funds are invested on a daily basis into Federal Funds Sold. An appropriate level of Federal Funds Sold is maintained to meet loan commitments, anticipated loan growth and deposit forecasts. Funds exceeding this level are then used to purchase investment securities that are suitable in yields and maturities for the investment portfolio.

      The Bank's primary source of funds during 2003 was provided by new advances from the FHLB of $41.6 Million, which is net of payments on existing borrowings, proceeds from maturities, calls, and sales of investment securities totaling $59.2 Million, proceeds from sale of loans totaling $2.5 Million, and a decrease of $15.5 Million from Federal Funds Sold and FHLB overnight deposits.

      The use of these funds totaling $118.1 Million in both operating and financing activities as follows: $71.6 Million in new loan originations net of principal collections, $38.7 Million in investment purchases, $2.0 Million in purchases of FHLB stock, $1.1 Million in investments in life insurance policies, and $2.2 Million in purchases of loans. In addition, total deposits, due to a decrease in time deposits, declined by $2.5 Million.

      Based on historical trends, the avoidance of using brokered deposits, the Bank's current competitive pricing strategy, and the addition of new deposit products, retail services and targeted promotions, management believes that the Bank will continue to attract new customer relationships in both deposits and loans. Our ability to attract new customers, however, will be influenced by, among other things, regional bank consolidations.

Contractual Obligations
-----------------------

      The following table is a summary of the Company's contractual obligations as of December 31, 2003 to commitments under contractual leases, FHLB advances and borrowed funds by contractual maturity date for the next five years.


                                                                Payment due by period
                                     ---------------------------------------------------------------------------
                                                     Less than 1                                     More than 5
Contractual Obligations                 Total           year          1-3 years       3-5 years         years
-----------------------                 -----        -----------      ---------       ---------      -----------

FHLB Advances and Borrowed Funds     $60,474,864     $8,644,736      $16,769,290     $17,795,748     $17,265,090
Operating Lease Obligations              120,165         66,509           53,656               0               0
                                     ---------------------------------------------------------------------------
Total                                $60,595,029     $8,711,245      $16,822,946     $17,795,748     $17,265,090
                                     ===========================================================================

Capital
-------

      Total Stockholders' equity was $42.7 Million at December 31, 2003, as compared to $41.2 Million at December 31, 2002, for an increase of $1.5 Million. This increase during 2003 resulted from net income of $2.7 Million for the year then ended, which was partially offset by dividends declared of $1.4 Million.

      The increase in capital was a combination of several factors, including twelve months earnings of $2.7 Million and transactions originating through the Dividend Reinvestment Program whereby 7,712 shares were issued for optional cash contributions of $113,394 and 42,028 shares were issued for $682,786 in lieu of cash dividend payments. There were also stock options exercised resulting in the issuance of common stock totaling $93,850, including a tax benefit. These additions were offset by dividends paid of $1,434,626.

      Capital also increased as a result of accumulated other comprehensive income (loss), which reflects net unrealized gains or losses, net of taxes, on securities classified as Available-for-Sale and the minimum pension liability adjustment. On December 31, 2002, the Available-for-Sale portfolio had unrealized gains, net of taxes, of $223,272, and on December 31, 2003, as a result of current market values, the portfolio reflects unrealized losses, net of taxes, of $9,740. There was an increase in the minimum pension liability adjustment from $234,180, net of taxes, recorded December 31, 2002 to $595,879 as of December 31, 2003.

      Under the requirements for Risk Based and Leverage Capital of the federal banking agencies, a minimum level of capital will vary among banks based on safety and soundness of operations. Risk Based Capital ratios are calculated with reference to risk-weighted assets, which include both on and off balance sheet exposure.

      In addition to meeting the required levels, the Company and the Bank's Capital ratios meet the criteria of the "well capitalized" category established by the federal banking agencies as of December 31, 2003.

      The following table illustrates the capital position of Slade's Ferry Bancorp. and Slade's Ferry Trust Company for years ending December 31, 2003 and 2002.


Slade's Ferry Bancorp.                                      2003                    2002
------------------------------------------------------------------------------------------------
(In Thousands)                                        Amount      Ratio       Amount      Ratio
------------------------------------------------------------------------------------------------

Total Capital (to Risk Weighted Assets)              $ 44,510     13.64%     $ 41,540     14.84%
  Minimum required                                     26,113      8.00        22,291      8.00
  Excess                                               18,397      5.64        19,249      6.84

Tier I Capital (to Risk Weighted Assets)               40,429     12.39        38,040     13.59
  Minimum required                                     13,056      4.00        11,146      4.00
  Excess                                               27,373      8.39        26,894      9.59

Risk Adjusted Assets, net of goodwill,
  Nonqualifying intangibles, excess allowance
   and excess deferred tax assets                     326,300                 278,650
Tier I Capital (Leverage Ratio)                        40,429      9.33        38,040      9.48
  Minimum required                                     17,335      4.00        16,053      4.00
  Excess                                               23,094      5.33        21,987      5.48

Quarterly average total assets, net of goodwill,
  Nonqualifying intangibles and excess deferred
   tax assets                                         433,320                 401,325


Slade's Ferry Trust Company                                 2003                    2002
------------------------------------------------------------------------------------------------
(In Thousands)                                        Amount      Ratio       Amount      Ratio
------------------------------------------------------------------------------------------------

Total Capital (to Risk Weighted Assets)              $ 37,384     11.48%     $ 35,240     12.63%
  Minimum required                                     26,057      8.00        22,208      8.00
  Excess                                               11,327      3.48        13,032      4.63

Tier I Capital (to Risk Weighted Assets)               33,312     10.23        31,753     11.38
  Minimum required                                     13,028      4.00        11,104      4.00
  Excess                                               20,284      6.23        20,649      7.38

Risk Adjusted Assets, net of goodwill,
  Nonqualifying intangibles, excess allowance
   and excess deferred tax assets                     325,625                 277,600

Tier I Capital (Leverage Ratio)                        33,312      7.75        31,753      8.00
  Minimum required (1)                                 17,198      4.00        15,868      4.00
  Excess                                               16,114      3.75        15,885      4.00

Quarterly average total assets, net of goodwill,
  Nonqualifying intangibles and excess deferred
   tax assets                                         429,830                 396,700

--------------------
<F1>  The Bank was required to maintain a 7% Tier 1 Leverage Capital ratio while under the informal agreement with the Massachusetts Commissioner of Banks and the Federal Deposit Insurance Corporation originally entered into in 2000, revised in 2002 and subsequently to December 31, 2003, as a result of the improved condition and operation of the Bank, terminated effective January 22, 2004.

                                   ITEM 7A

         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The most significant market risk factor affecting the financial condition and operating results of Slade's Ferry Bancorp. is interest rate risk. See pages 10 and 11, under the headings "Interest Rate Risk" and "Interest Rate Sensitivity-GAP Report" for a discussion of our market risk.

                                   ITEM 8

          CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Company's consolidated financial statements, together with the independent auditors' report, appear beginning on page F-1 of this Annual Report on Form 10-K.

                                   ITEM 9

                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                   ON ACCOUNTING AND FINANCIAL DISCLOSURE

      The Company had no disagreements with its independent accountants on accounting and financial disclosure matters.

                                   ITEM 9A

                           CONTROLS AND PROCEDURES

      Management of the Company, including the Company's President and Chief Executive Officer and Chief Financial Officer and Chief Operations Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Company's President and Chief Executive Officer and Chief Financial Officer and Chief Operations Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

      There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation that occurred during the Company's last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                  PART III

                                   ITEM 10

             DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Reference is hereby made to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 10, 2004. The information set forth under the headings "Directors and Executive Officers", "Information About the Board of Directors and Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" of such Proxy Statement is incorporated herein by reference.

      The Company has adopted a Code of Conduct and Ethics, which applies to the Company's officers, directors and employees, including the Company's principal executive officer, principal financial officer, principal accounting officer or controller or person performing similar functions for the Company. Our Code of Conduct and Ethics meets the requirements of a "code of ethics" as defined by Item 406 of Regulation S-K and is filed as
Exhibit 14 to this annual report on Form 10-K.

                                   ITEM 11

                           EXECUTIVE COMPENSATION

      Reference is hereby made to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 10, 2004. The information set forth under the headings "Executive Compensation", "Performance Graph", "Summary Compensation Table", "Benefit Plans" and "Employment Contracts, Termination of Employment and Change In Control Amendments" of such Proxy Statement is incorporated herein by reference.

                                   ITEM 12

       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Reference is hereby made to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 10, 2004. The information set forth under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" of such Proxy Statement is incorporated herein by reference.

                                   ITEM 13

               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Reference is hereby made to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 10, 2004. The information set forth under the heading "Certain Relationships and Related Transactions" of such Proxy Statement is incorporated herein by reference.

                                   ITEM 14

                   PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Reference is hereby made to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 10, 2004. The information set forth under the heading "Audit Fees and Pre-approval Policies" of such Proxy Statement is incorporated herein by reference.

                                   ITEM 15

      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report:

      (1)   Consolidated Financial Statements                           Page
            ---------------------------------                           ----

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

      (2)   Financial Statement Schedules
            -----------------------------
            All financial statement schedules required by Item 15(a)(2) have been omitted because they are inapplicable or because the required information has been included in the Consolidated Financial Statements or Notes thereto.

      (3)   Exhibits:
            --------


Exhibit No.    Description                                                                         Item
-----------    -----------                                                                         ----

 3.1           Articles of Incorporation of Slade's Ferry Bancorp. as                               (1)
               amended

 3.2           By-laws of Slade's Ferry Bancorp. as amended                                         (2)

 4.1           Articles of Incorporation of Slade's Ferry Bancorp. (see Exhibit 3.1)                (1)

 4.2           Bylaws of Slade's Ferry Bancorp. as amended (see Exhibit 3.2)                        (2)

10.1           Slade's Ferry (formerly Weetamoe) Bancorp. 1996 Stock                                (3)
               Option Plan as amended

10.2           Noncompetition Agreement between Slade's Ferry Trust Company and                     (4)
               Edward S. Machado (A substantially identical contract exists with
               Peter Paskowski)

10.3           Supplemental Executive Retirement Agreement between Slade's Ferry                    (5)
               (formerly Weetamoe) Bancorp. and Donald T. Corrigan

10.4           Supplemental Executive Retirement Agreement as amended between Slade's Ferry         (2)
               (formerly Weetamoe) Bancorp. and James D. Carey



10.5           Supplemental Executive Retirement Agreement between Slade's Ferry                    (2)
               (formerly Weetamoe) Bancorp. and Manuel J. Tavares

10.6           Swansea Mall Lease                                                                   (4)

10.7           Form of Director Supplemental Retirement Program Director Agreement,                 (6)
               Exhibit 1 thereto (Slade's Ferry Trust Company Director Supplemental
               Retirement Program Plan) and Endorsement Method Split Dollar Plan
               Agreement thereunder for Thomas B. Almy. (Similar forms of agreement entered into between Slade's Ferry Trust Company and the other directors)

10.8           Form of Directors' Paid-up Insurance Policy for Thomas B. Almy (part                 (7)
               of the Director supplemental Retirement Program). (Similar forms of policy entered into by Company for other directors).

10.9           Form of Officers' Paid-up Endorsement Method Split Dollar Plan Agreement and         (8)
               Insurance Policies for Janice Partridge (Similar forms of policies entered into by Company for its President and other Vice Presidents)

10.10          Severance Agreement ("Release of All Demands") with James D. Carey                   (9)

10.11          Supplemental Executive Retirement Agreement between Slade's Ferry Bancorp           (10)
               and Mary Lynn D. Lenz.

10.12          Change-in-Control Severance Agreement between Slade's Ferry Bancorp, Slade's        (10)
               Ferry Trust Company and Mary Lynn D. Lenz

10.13          Confidentiality and Non-Solicitation Agreement between Slade's Ferry Bancorp        (10)
               and Mary Lynn D. Lenz

14             Code of Conduct and Ethics

21             List of subsidiaries of Slade's Ferry Bancorp.                                      (11)

23             Consent of Independent Public Accounts

31.1           Rule 13a-14(a)/15d-14(a) Certification of the CEO

31.2           Rule 13a-14(a)/15d-14(a) Certification of the CFO

32.1           Section 1350 Certification of the CEO

32.2           Section 1350 Certification of the CFO


--------------------
<F1>  Incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with the Commission on April 14, 1997.
<F2>  Incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1996.
<F3>  Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended March 31, 1996.
<F4>  Incorporated by reference to the Registrant's Registration Statement on Form S-4 File No. 33-32131.
<F5>  Incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1994.
<F6>  Incorporated by reference to the Registrant's Form 10-Q for the quarter ended March 31, 1999.
<F7>  Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended June 30, 1998.
<F8>  Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 2000.
<F9>  Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2002.




<F10> Incorporated by reference to the Registrant's Form 10-Q for the quarter ended March 31, 2003.
<F11> Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1999.

(b) A report on Form 8-K dated October 21, 2003 was furnished to the Securities and Exchange Commission reporting under Items 9 and 12 the issuance of a press release disclosing certain information concerning our third quarter results of operation and financial condition and furnishing the release as an exhibit.

      A report on Form 8-K dated January 29, 2004 was furnished to the Securities and Exchange Commission reporting under Items 9 and 12 the issuance of a press release disclosing certain information concerning our third quarter results of operation and financial condition and furnishing the release as an exhibit.

(c)   See Item 15(a)(3) above.

SIGNATURES
----------

      Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                       Slade's Ferry Bancorp.

                                       By /s/ Mary Lynn D. Lenz
                                          ---------------------------
                                          Mary Lynn D. Lenz, President/
                                          Chief Executive Officer and
                                          Director
                                          March 29, 2004

      Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas B. Almy             03/29/04   /s/ Peter G. Collias         03/29/04
---------------------------------------   -------------------------------------
Thomas B. Almy                            Peter G. Collias
Director                                  Director

/s/ Anthony F. Cordeiro        03/29/04   /s/ Paul C. Downey           03/29/04
---------------------------------------   -------------------------------------
Anthony F. Cordeiro                       Paul C. Downey
Director                                  Director

/s/ Mary Lynn D. Lenz          03/29/04   /s/ Melvyn A. Holland        03/29/04
---------------------------------------   -------------------------------------
Mary Lynn D. Lenz                         Melvyn A. Holland
President/CEO and Director                Director

/s/ William Q. MacLean Jr.     03/29/04   /s/ Francis A. Macomber      03/29/04
---------------------------------------   -------------------------------------
William Q. MacLean Jr.                    Francis A. Macomber
Director                                  Director

/s/ Majed Mouded, MD           03/29/04   /s/ Shaun O'Hearn Sr.        03/29/04
---------------------------------------   -------------------------------------
Majed Mouded, MD                          Shaun O'Hearn Sr.
Director                                  Director

/s/ Lawrence J. Oliveira, DDS  03/29/04   /s/ Peter Paskowski          03/29/04
---------------------------------------   -------------------------------------
Lawrence J. Oliveira, DDS                 Peter Paskowski
Director                                  Director

/s/ Kenneth R. Rezendes        03/29/04   /s/ William J. Sullivan      03/29/04
---------------------------------------   -------------------------------------
Kenneth R. Rezendes                       William J. Sullivan
Chairman of the Board and Director        Director

/s/ Charles Veloza             03/29/04   /s/ David F. Westgate        03/29/04
---------------------------------------   -------------------------------------
Charles Veloza                            David F. Westgate
Director                                  Vice Chairman and Director

/s/ Deborah A. McLaughlin      03/29/04
---------------------------------------   -------------------------------------
Deborah A. McLaughlin
Chief Financial Officer/Chief
 Operations Officer

                        INDEX TO FINANCIAL STATEMENTS


Slade's Ferry Bancorp. and Subsidiaries                          Page

Independent Auditors' Report                                      F-2

Consolidated Balance Sheets as of
  December 31, 2003 and December 31, 2002                         F-3

Consolidated Statements of Income for the years ended
  December 31, 2003, December 31, 2002 and December 31, 2001      F-4

Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 2003, December 31, 2002
  and December 31, 2001                                           F-5

Consolidated Statements of Cash Flows for the years ended
  December 31, 2003, December 31, 2002 and December 31, 2001      F-7

Notes to Consolidated Financial Statements                        F-9

                                   [LOGO]
                     SHATSWELL, MACLEOD & COMPANY, P.C.
                     ----------------------------------
                        CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
and Stockholders
Slade's Ferry Bancorp.
Somerset, Massachusetts

                        INDEPENDENT AUDITORS' REPORT
                        ----------------------------

We have audited the accompanying consolidated balance sheets of Slade's Ferry Bancorp. and Subsidiary as of December 31, 2003 and 2002 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Slade's Ferry Bancorp. and Subsidiary as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


                                    /S/Shatswell, MacLeod & Company, P.C.
                                    Shatswell, MacLeod & Company, P.C.

West Peabody, Massachusetts
January 13, 2004 (except for Note 14
as to which the date is January 22, 2004)

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
                    -------------------------------------

                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------

                         December 31, 2003 and 2002
                         --------------------------


ASSETS                                                                 2003              2002
------                                                             ------------      ------------

Cash and due from banks                                            $ 18,428,932      $ 14,985,461
Interest bearing demand deposits with other banks                       213,438             8,508
Money market mutual funds                                                63,539           222,567
Federal Home Loan Bank overnight deposit                                               10,000,000
Federal funds sold                                                    4,000,000         9,500,000
                                                                   ------------      ------------
      Cash and cash equivalents                                      22,705,909        34,716,536
Interest bearing time deposits with other bank                          200,000           200,000
Investments in available-for-sale securities
 (at fair value)                                                     47,162,852        65,907,926
Investments in held-to-maturity securities
 (fair values of $11,851,713 as of December 31, 2003
 and $14,262,405 as of December 31, 2002)                            11,300,402        13,696,254
Federal Home Loan Bank stock                                          3,023,800         1,013,400
Loans, net of allowance for loan losses of
 $4,154,394 in 2003 and $4,854,388 in 2002                          331,496,525       259,816,056
Premises and equipment                                                5,894,736         6,067,879
Goodwill                                                              2,173,368         2,173,368
Accrued interest receivable                                           1,497,104         1,492,591
Cash surrender value of life insurance                               10,980,879         9,750,661
Deferred taxes                                                        1,996,213         1,849,723
Other assets                                                          1,016,753         1,690,589
                                                                   ------------      ------------
      Total assets                                                 $439,448,541      $398,374,983
                                                                   ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
  Noninterest-bearing                                              $ 73,253,462      $ 72,277,469
  Interest-bearing                                                  259,891,355       263,355,063
                                                                   ------------      ------------
      Total deposits                                                333,144,817       335,632,532
Federal Home Loan Bank advances                                      60,474,864        19,185,338
Other liabilities                                                     3,086,719         2,336,109
                                                                   ------------      ------------
      Total liabilities                                             396,706,400       357,153,979
                                                                   ------------      ------------
Preferred stockholders' equity in a subsidiary company                                     54,000
                                                                   ------------      ------------
Stockholders' equity:
  Common stock, par value $.01 per share; authorized
   10,000,000 shares; issued and outstanding 3,995,857.1 shares
   in 2003 and 3,937,762.9 shares in 2002                                39,959            39,378
  Paid-in capital                                                    28,609,206        27,693,199
  Retained earnings                                                  14,698,595        13,445,335
  Accumulated other comprehensive loss                                 (605,619)          (10,908)
                                                                   ------------      ------------
      Total stockholders' equity                                     42,742,141        41,167,004
                                                                   ------------      ------------
      Total liabilities and stockholders' equity                   $439,448,541      $398,374,983
                                                                   ============      ============

            The accompanying notes are an integral part of these
                     consolidated financial statements.

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
                    -------------------------------------

                      CONSOLIDATED STATEMENTS OF INCOME
                      ---------------------------------

                Years Ended December 31, 2003, 2002 and 2001
                --------------------------------------------


                                                                      2003          2002          2001
                                                                  -----------   -----------   -----------

Interest and dividend income:
  Interest and fees on loans                                      $17,602,784   $17,276,773   $21,554,165
  Interest and dividends on securities:
    Taxable                                                         2,349,161     3,826,659     4,410,499
    Tax-exempt                                                        511,761       577,982       533,287
  Interest on federal funds sold                                      100,791       227,229       598,934
  Other interest                                                       52,133       127,831       226,785
                                                                  -----------   -----------   -----------
      Total interest and dividend income                           20,616,630    22,036,474    27,323,670
                                                                  -----------   -----------   -----------
Interest expense:
  Interest on deposits                                              4,505,217     6,703,002    11,333,086
  Interest on Federal Home Loan Bank advances                       1,567,953     1,216,559       965,008
  Interest on other borrowed funds                                                    8,193        28,436
                                                                  -----------   -----------   -----------
      Total interest expense                                        6,073,170     7,927,754    12,326,530
                                                                  -----------   -----------   -----------
      Net interest and dividend income                             14,543,460    14,108,720    14,997,140
(Benefit) provision for loan losses                                  (602,326)     (310,000)      750,000
                                                                  -----------   -----------   -----------
      Net interest and dividend income after (benefit)
       provision for loan losses                                   15,145,786    14,418,720    14,247,140
                                                                  -----------   -----------   -----------
Other income:
  Service charges on deposit accounts                                 569,189       551,060       561,370
  Overdraft service charges                                           549,923       333,977       257,586
  Gain on sales and calls of available-for-sale securities, net         1,944       625,832        14,934
  Increase in cash surrender value of life insurance policies         510,744       443,220       351,023
  Other income                                                        581,745       578,728       584,619
                                                                  -----------   -----------   -----------
     Total other income                                             2,213,545     2,532,817     1,769,532
                                                                  -----------   -----------   -----------
Other expense:
  Salaries and employee benefits                                    7,778,787     7,368,364     7,124,377
  Occupancy expense                                                   886,287       845,366       861,407
  Equipment expense                                                   541,960       478,047       565,448
  Stationary and supplies                                             213,075       276,824       241,186
  Professional fees                                                 1,028,770       549,036       364,680
  Marketing expense                                                   375,126       355,203       421,480
  FDIC deposit insurance premium                                      155,550       158,115       160,305
  Writedown of securities                                                         1,240,868
  Other expense                                                     1,682,174     1,579,979     1,669,504
                                                                  -----------   -----------   -----------
     Total other expense                                           12,661,729    12,851,802    11,408,387
                                                                  -----------   -----------   -----------
     Income before income taxes                                     4,697,602     4,099,735     4,608,285
Income taxes                                                        2,009,716     1,134,183     1,398,032
                                                                  -----------   -----------   -----------
     Net income                                                   $ 2,687,886   $ 2,965,552   $ 3,210,253
                                                                  ===========   ===========   ===========

Earnings per common share                                         $       .68   $       .76   $       .84
                                                                  ===========   ===========   ===========

Earnings per common share assuming dilution                       $       .67   $       .75   $       .84
                                                                  ===========   ===========   ===========

            The accompanying notes are an integral part of these
                     consolidated financial statements.

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
                    -------------------------------------

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         ----------------------------------------------------------

                Years Ended December 31, 2003, 2002 and 2001
                --------------------------------------------


                                                                                 Accumulated
                                                                                    Other
                                           Common     Paid-in       Retained    Comprehensive
                                            Stock      Capital      Earnings        Loss          Total
                                           ------     --------      --------    --------------    ------

Balance, December 31, 2000                 $37,895   $25,885,220   $10,371,944    $(620,686)    $35,674,373
Comprehensive income:
  Net income                                                         3,210,253
  Other comprehensive income                                                        393,497
    Comprehensive income                                                                          3,603,750
Issuance of common stock from dividend
 reinvestment plan                             732       803,201                                    803,933
Stock issuance relating to optional
 cash contribution plan                         73        73,576                                     73,649
Dividends declared ($.44 per share)                                 (1,689,574)                  (1,689,574)
                                           -------   -----------   -----------    ---------     -----------
Balance, December 31, 2001                  38,700    26,761,997    11,892,623     (227,189)     38,466,131
Comprehensive income:
  Net income                                                         2,965,552
  Other comprehensive income                                                        216,281
    Comprehensive income                                                                          3,181,833
Issuance of common stock from dividend
 reinvestment plan                             472       675,841                                    676,313
Stock issuance relating to optional
 cash contribution plan                        100       138,012                                    138,112
Stock options exercised                        106        94,963                                     95,069
Tax benefit of stock options                              22,386                                     22,386
Dividends on minority interest preferred
 stock ($40.00 per share)                                               (4,320)                      (4,320)
Dividends declared ($.36 per share)                                 (1,408,520)                  (1,408,520)
                                           -------   -----------   -----------    ---------     -----------
Balance, December 31, 2002                  39,378    27,693,199    13,445,335      (10,908)     41,167,004
Comprehensive income:
  Net income                                                         2,687,886
  Other comprehensive loss                                                         (594,711)
    Comprehensive income                                                                          2,093,175
Issuance of common stock from dividend
 reinvestment plan                             424       682,362                                    682,786
Stock issuance relating to optional
 cash contribution plan                         73       113,321                                    113,394
Stock options exercised                         84        93,766                                     93,850
Tax benefit of stock options                              26,558                                     26,558
Dividends on minority interest preferred
 stock ($40.00 per share)                                               (4,040)                      (4,040)
Dividends declared ($.36 per share)                                 (1,430,586)                  (1,430,586)
                                           -------   -----------   -----------    ---------     -----------
Balance, December 31, 2003                 $39,959   $28,609,206   $14,698,595    $(605,619)    $42,742,141
                                           =======   ===========   ===========    =========     ===========

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
                    -------------------------------------

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         ----------------------------------------------------------

                Years Ended December 31, 2003, 2002 and 2001
                --------------------------------------------
                                 (continued)


                                                              2003         2002        2001
                                                           ---------    ---------   ---------

Other comprehensive income and reclassification disclosure for the years ended December 31:

Unrealized (losses) gains on securities
  Net unrealized (losses) gains on available-for-sale
   securities                                              $(442,358)   $  53,577   $ 853,519
  Reclassification adjustment for realized
   (gains) losses in net income                               (1,944)     615,036     (14,934)
                                                           ---------    ---------   ---------
  Net unrealized (losses) gains on securities               (444,302)     668,613     838,585
  Income tax benefit (expense)                               211,290     (324,398)   (362,985)
                                                           ---------    ---------   ---------
    Net of tax amount                                       (233,012)     344,215     475,600
                                                           ---------    ---------   ---------
Minimum pension liability adjustment                        (612,323)    (216,583)   (138,992)
Income tax benefit                                           250,624       88,649      56,889
                                                           ---------    ---------   ---------
    Net of tax amount                                       (361,699)    (127,934)    (82,103)
                                                           ---------    ---------   ---------
Other comprehensive (loss) income, net of tax              $(594,711)   $ 216,281   $ 393,497
                                                           =========    =========   =========

Accumulated other comprehensive loss consists of the following as of December 31:


                                                              2003         2002        2001
                                                           ---------    ---------   ---------

  Net unrealized (losses) gains on available-for-sale
   securities, net of taxes                                $  (9,740)   $ 223,272   $(120,943)
  Minimum pension liability adjustment, net of taxes        (595,879)    (234,180)   (106,246)
                                                           ---------    ---------   ---------
  Accumulated other comprehensive loss                     $(605,619)   $ (10,908)  $(227,189)
                                                           =========    =========   =========


            The accompanying notes are an integral part of these
                     consolidated financial statements.

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
                    -------------------------------------

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------

                Years Ended December 31, 2003, 2002 and 2001
                --------------------------------------------


                                                                         2003             2002             2001
                                                                     ------------     ------------     ------------

Cash flows from operating activities:
  Net income                                                         $  2,687,886     $  2,965,552     $  3,210,253
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Amortization, net of accretion of securities                          184,489          162,144          152,995
    Gain on sales and calls of available-for-sale securities, net          (1,944)        (625,832)         (14,934)
    Writedown of securities                                                              1,240,868
    Change in unearned income                                             102,159          (40,927)        (137,081)
    (Benefit) provision for loan losses                                  (602,326)        (310,000)         750,000
    Depreciation and amortization                                         639,402          637,342          685,577
    (Gain) loss on sale of property and equipment                          (1,400)             501         (107,109)
    Increase in cash surrender value of life insurance policies          (510,744)        (443,220)        (351,023)
    Amortization of goodwill                                                                                226,800
    Accretion, net of amortization of
     fair market value adjustments                                                                           (8,550)
    Decrease (increase) in other assets                                    39,511          (29,839)          12,061
    Decrease (increase) in prepaid expenses                                51,976          142,237          (28,262)
    Decrease (increase) in income taxes receivable                        607,674         (714,639)        (120,379)
    (Increase) decrease in interest receivable                             (4,513)         461,398          397,937
    Increase (decrease) in other liabilities                               78,062          211,588           (4,085)
    Increase (decrease) in accrued expenses                                 3,033          159,259         (158,468)
    Increase (decrease) in interest payable                                46,853          (13,394)         (53,826)
    Deferred tax expense (benefit)                                        315,424          116,667         (196,033)
    Decrease in taxes payable                                                                              (180,512)
                                                                     ------------     ------------     ------------

  Net cash provided by operating activities                             3,635,542        3,919,705        4,075,361
                                                                     ------------     ------------     ------------

Cash flows from investing activities:
  Increase in interest bearing time deposits with other banks                             (100,000)        (100,000)
  Purchases of available-for-sale securities                          (33,726,207)     (37,391,128)     (61,088,695)
  Proceeds from sales of available-for-sale securities                    864,217       16,853,893          891,375
  Proceeds from maturities of available-for-sale securities            50,993,737       33,638,864       49,790,967
  Purchases of held-to-maturity securities                             (4,926,305)      (3,417,675)      (4,156,673)
  Proceeds from maturities of held-to-maturity securities               7,308,637        5,990,548        6,971,893
  Purchases of Federal Home Loan Bank stock                            (2,010,400)
  Loan originations and principal collections, net                    (71,600,640)     (11,209,891)      19,935,261
  Purchases of loans                                                   (2,176,873)        (300,000)     (17,767,255)
  Proceeds from sale of loans                                           2,484,080
  Recoveries of loans previously charged off                              113,131           62,397           58,821
  Capital expenditures                                                   (459,857)        (253,582)        (464,323)
  Proceeds from sale of property and equipment                              1,400           10,099          202,109
  Redemption of life insurance policy                                     331,026
  Investment in life insurance policies                                (1,050,500)      (1,610,000)        (515,500)
                                                                     ------------     ------------     ------------

  Net cash (used in) provided by investing activities                 (53,854,554)       2,273,525       (6,242,020)
                                                                     ------------     ------------     ------------

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
                    -------------------------------------

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------

                Years Ended December 31, 2003, 2002 and 2001
                --------------------------------------------
                                 (continued)


                                                                         2003             2002             2001
                                                                     ------------     ------------     ------------

Cash flows from financing activities:
  Net increase in demand deposits, NOW and savings accounts            12,376,880       22,661,421        7,818,060
  Net decrease in time deposits                                       (14,864,595)     (24,072,231)      (7,775,619)
  Long-term advances from Federal Home Loan Bank                       37,279,000        3,450,000        6,428,000
  Payments on Federal Home Loan Bank long-term advances                  (289,474)      (1,247,749)      (2,170,821)
  Net change in short-term advances from Federal Home Loan Bank         4,300,000
  Net decrease in other borrowed funds                                                    (465,216)        (734,784)
  Proceeds from issuance of common stock                                  796,180          814,425          877,582
  Stock options exercised                                                  93,850           95,069
  Dividends paid                                                       (1,429,456)      (1,405,723)      (1,644,158)
  Repurchase of minority interest preferred stock                         (56,000)          (1,500)
  ssuance of minority interest preferred stock                              2,000            2,500
                                                                     ------------     ------------     ------------

  Net cash provided by (used in) financing activities                  38,208,385         (169,004)       2,798,260
                                                                     ------------     ------------     ------------

Net (decrease) increase in cash and cash equivalents                  (12,010,627)       6,024,226          631,601
Cash and cash equivalents at beginning of year                         34,716,536       28,692,310       28,060,709
                                                                     ------------     ------------     ------------
Cash and cash equivalents at end of year                             $ 22,705,909     $ 34,716,536     $ 28,692,310
                                                                     ============     ============     ============

Supplemental disclosures:
  Interest paid                                                      $  6,026,317     $  7,941,148     $ 12,380,356
  Income taxes paid                                                     1,086,618        1,732,155        1,894,956


            The accompanying notes are an integral part of these
                     consolidated financial statements.

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
                    -------------------------------------

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------

                Years Ended December 31, 2003, 2002 and 2001
                --------------------------------------------

NOTE 1 - NATURE OF OPERATIONS
-----------------------------

Slade's Ferry Bancorp. (Company) is a Massachusetts corporation that was organized in 1990 to become the holding company of Slade's Ferry Trust Company (Bank). The Company's primary activity is to act as the holding company for the Bank. The Bank is a state chartered bank, which was incorporated in 1959 and is headquartered in Somerset, Massachusetts. The Bank operates its business from eleven banking offices located in Massachusetts and a loan company in Rhode Island. The Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits in residential and commercial real estate loans, and in commercial, consumer and small business loans.

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

      USE OF ESTIMATES:

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      BASIS OF PRESENTATION:

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank and the Bank's wholly-owned subsidiaries, Slade's Ferry Realty Trust, Slade's Ferry Securities Corporation, Slade's Ferry Loan Company and Slade's Ferry Preferred Capital Corporation. Slade's Ferry Realty Trust was formed to hold ownership of real estate, Slade's Ferry Securities Corporation was formed to hold securities for tax benefits in Massachusetts, Slade's Ferry Loan Company provides the opportunity to solicit commercial and consumer borrowers in the Rhode Island area and Slade's Ferry Preferred Capital Corporation, a real estate investment trust, was formed to hold real estate mortgage loans.
      This Corporation was dissolved effective December 16, 2003 and is no longer in existence. The assets and liabilities were transferred to Slade's Ferry Trust Company. All significant intercompany accounts and transactions have been eliminated in the consolidation.

      CASH AND CASH EQUIVALENTS:

      For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items, due from banks, interest bearing demand deposits with other banks, money market mutual funds, Federal Home Loan Bank overnight deposit and federal funds sold.

      Cash and due from banks as of December 31, 2003 and 2002 includes $1,936,000 and $2,640,000, respectively, which is subject to withdrawals and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank.

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

         -- Held-to-maturity securities are measured at amortized cost in the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings or in a separate component of capital. They are merely disclosed in the notes to the consolidated financial statements.

         -- Available-for-sale securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings, but are reported as a net amount (less expected tax) in a separate component of capital until realized.

         -- Trading securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses for trading securities are included in earnings.

      Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

      LOANS:

      Loans receivable that management has the intent and ability to hold until maturity or payoff are reported at their outstanding principal balances adjusted for amounts due to borrowers on unadvanced loans, by any charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans.

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

      PREMISES AND EQUIPMENT:

      Premises and equipment are stated at cost, less accumulated depreciation and amortization. Cost and related allowances for depreciation and amortization of premises and equipment retired or otherwise disposed of are removed from the respective accounts with any gain or loss included in income or expense. Depreciation and amortization are calculated principally on the straight-line method over the estimated useful lives of the assets. Estimated lives are 3 to 40 years for buildings and 1 to 20 years for furniture and equipment. Leasehold improvements are amortized over the lesser of the life of the lease or the estimated life of the improvements.

      OTHER REAL ESTATE OWNED AND IN-SUBSTANCE FORECLOSURES:

      Other real estate owned includes properties acquired through foreclosure and properties classified as in-substance foreclosures in accordance with Statement of Financial Accounting Standards (SFAS) No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring." These properties are carried at the lower of cost or estimated fair value less estimated cost to sell. Any writedown from cost to estimated fair value required at the time of foreclosure or classification as in-substance foreclosure is charged to the allowance for loan losses. Expenses incurred in connection with maintaining these assets, subsequent writedowns and gains or losses recognized upon sale are included in other expense.

      In accordance with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan," the Company classifies loans as in-substance repossessed or foreclosed if the Company receives physical possession of the debtor's assets regardless of whether formal foreclosure proceedings take place.

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

      FAIR VALUES OF FINANCIAL INSTRUMENTS:

      SFAS No. 107, "Disclosures about Fair Value of Financial
      Instruments," requires that the Company disclose estimated fair value for its financial instruments. Fair value methods and assumptions used by the Company in estimating its fair value disclosures are as follows:

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

      STOCK BASED COMPENSATION:

      At December 31, 2003, the Company has a stock-based employee compensation plan which is described more fully in Note 15. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income (except for appreciation from options surrendered as described in Note 15), as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.


                                                                    For the years ended
                                                                        December 31,
                                                           --------------------------------------
                                                              2003          2002          2001
                                                           ----------    ----------    ----------

      Net income, as reported                              $2,687,886    $2,965,552    $3,210,253
      Deduct:  Total stock-based employee compensation
       expense determined under fair value based method
       for all awards, net of related tax effects             131,920        59,377        80,475
                                                           ----------    ----------    ----------
      Pro forma net income                                 $2,555,966    $2,906,175    $3,129,778
                                                           ==========    ==========    ==========

      Earnings per share:
        Basic - as reported                                      $.68          $.76          $.84
        Basic - pro forma                                        $.64          $.74          $.82
        Diluted - as reported                                    $.67          $.75          $.84
        Diluted - pro forma                                      $.64          $.74          $.81

      RECENT ACCOUNTING PRONOUNCEMENTS:

      In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. This Statement did not have a material impact on the Company's consolidated financial statements.

      In October 2002, the FASB issued SFAS No. 147 "Acquisitions of Certain Financial Institutions" ("SFAS No. 147"), an Amendment of SFAS Nos. 72 and 144 and FASB Interpretation No. 9. SFAS No. 72 "Accounting for Certain Acquisitions of Banking or Thrift Institutions" and FASB Interpretation No. 9 "Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method" provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, SFAS No. 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." Thus, the requirement in paragraph 5 of 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS No. 147. In addition, SFAS No. 147 amends SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used.

      In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 clarifies that a guarantor is required to disclose (a) the nature of the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability; (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee.

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

      The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the initial recognition and initial measurement provisions of FIN 45 effective as of January 1, 2003 and adopted the disclosure requirements effective as of December 31, 2002. The adoption of this interpretation did not have a material effect on the Company's financial position or results of operations.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS Statement No. 123" ("SFAS No. 148"). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions and disclosure provisions are required for financial statements for fiscal years ending after December 15, 2002. The Company adopted the disclosure provisions of SFAS No. 148 as of December 31, 2002 and currently uses the intrinsic value method of accounting for stock options.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement (a) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative,
      (b) clarifies when a derivative contains a financing component, (c) amends the definition of an underlying to conform to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and (d) amends certain other existing pronouncements. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003. There was no substantial impact on the Company's consolidated financial statements on adoption of this Statement.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that certain financial instruments that were previously classified as equity must be classified as a liability. Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement did not have any material effect on the Company's consolidated financial statements.

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In December 2003, the FASB revised Interpretation No. 46, also referred to as Interpretation 46 (R) ("FIN 46(R)"). The objective of this interpretation is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This interpretation changes that, by requiring a variable interest entity to be consolidated by a company only if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Company is required to apply FIN 46, as revised, to all entities subject to it no later than the end of the first reporting period ending after March 15, 2004. However, prior to the required application of FIN 46, as revised, the Company shall apply FIN 46 or FIN 46 (R) to those entities that are considered to be special-purpose entities as of the end of the first fiscal year or interim period ending after December 15, 2003. The adoption of this interpretation has not and is not expected to have a material effect on the Company's consolidated financial statements.

      In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of SFAS No. 87, SFAS No. 88 and SFAS No. 106" ("SFAS No. 132 (revised 2003)"). This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This Statement retains the disclosure requirements contained in SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits," which it replaces. It requires additional disclosures to those in the original Statement 132 about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. This Statement is effective for financial statements with fiscal years ending after December 15, 2003 and interim periods beginning after December 15, 2003. Adoption of this Statement did not have a material impact on the Company's consolidated financial statements.

NOTE 3 - INVESTMENTS IN SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management's intent. The amortized cost of securities and their approximate fair values are as follows as of December 31:


                                                                     Gains In       Losses In
                                                                   Accumulated     Accumulated
                                                    Amortized         Other            Other
                                                       Cost       Comprehensive    Comprehensive       Fair
                                                      Basis           Income           Income          Value
                                                    ---------     -------------    -------------       -----

Available-for-sale securities:
  December 31, 2003:
    Debt securities issued by the U.S. Treasury
     and other U.S. government corporations
     and agencies                                  $27,932,088      $   72,545        $350,469      $27,654,164
    Mortgage-backed securities                      14,033,905         449,213           3,389       14,479,729
    Corporate debt securities                        1,657,969          70,453                        1,728,422
    Marketable equity securities                     3,510,877         198,505         345,306        3,364,076
                                                   -----------      ----------        --------      -----------
                                                    47,134,839         790,716         699,164       47,226,391

    Money market mutual funds included in cash
     and cash equivalents                              (63,539)                                         (63,539)
                                                   -----------      ----------        --------      -----------
                                                   $47,071,300      $  790,716        $699,164      $47,162,852
                                                   ===========      ==========        ========      ===========

  December 31, 2002:
    Debt securities issued by the U.S. Treasury
     and other U.S. government corporations
     and agencies                                  $26,423,978      $  239,307        $     80      $26,663,205
    Mortgage-backed securities                      32,511,788         921,833              56       33,433,565
    Corporate debt securities                        2,672,502         105,771                        2,778,273
    Marketable equity securities                     3,986,371          52,916         783,837        3,255,450
                                                   -----------      ----------        --------      -----------
                                                    65,594,639       1,319,827         783,973       66,130,493
    Money market mutual funds included in cash
     and cash equivalents                             (222,567)                                        (222,567)
                                                   -----------      ----------        --------      -----------
                                                   $65,372,072      $1,319,827        $783,973      $65,907,926
                                                   ===========      ==========        ========      ===========


                                                                     Gains In       Losses In
                                                                   Accumulated     Accumulated
                                                    Amortized         Other            Other
                                                       Cost       Comprehensive    Comprehensive       Fair
                                                      Basis           Income           Income          Value
                                                    ---------     -------------    -------------       -----

Held-to-maturity securities:
  December 31, 2003:
    Debt securities issued by states of the
     United States and political subdivisions
     of the states                                 $11,299,521      $  551,281        $             $11,850,802
    Mortgage-backed securities                             881              30                              911
                                                   -----------      ----------        --------      -----------
                                                   $11,300,402      $  551,311        $             $11,851,713
                                                   ===========      ==========        ========      ===========

  December 31, 2002:
    Debt securities issued by states of the
     United States and political subdivisions
     of the states                                 $13,693,091      $  573,177        $  7,127      $14,259,141
    Mortgage-backed securities                           2,163             101                            2,264
    Foreign debt securities                              1,000                                            1,000
                                                   -----------      ----------        --------      -----------
                                                   $13,696,254      $  573,278        $  7,127      $14,262,405
                                                   ===========      ==========        ========      ===========

The scheduled maturities of debt securities were as follows as of December 31, 2003:


                                          Available-For-Sale         Held-To-Maturity
                                          ------------------    --------------------------
                                                 Fair           Amortized        Fair
                                                 Value          Cost Basis       Value
                                              -----------       -----------    -----------

Due within one year                           $   713,357       $ 2,703,809    $ 2,738,213
Due after one year through five years          28,170,383         5,807,889      6,156,441
Due after five years through ten years            498,846         1,526,582      1,624,760
Due after ten years                             1,261,241         1,331,388
Mortgage-backed securities                     14,479,729               881            911
                                              -----------       -----------    -----------
                                              $43,862,315       $11,300,402    $11,851,713
                                              ===========       ===========    ===========


During 2003, proceeds from sales of available-for-sale securities amounted to $864,217. Gross realized gains and gross realized losses on those sales amounted to $12,528 and $10,584, respectively. During 2002, proceeds from sales of available-for-sale securities amounted to $16,853,893. Gross realized gains and gross realized losses on those sales amounted to $725,961 and $97,410, respectively. During 2001, proceeds from sales of available-for-sale securities amounted to $891,375. Gross realized gains and gross realized losses on those sales amounted to $57,588 and $42,654, respectively. The tax expense applicable to these net realized gains amounted to $1,529, $245,565 and $6,112 for the years ended December 31, 2003, 2002 and 2001, respectively.

There were no securities of issuers whose aggregate carrying amount exceeded 10% of stockholders' equity as of December 31, 2003.

Total carrying amounts of $18,089,060 and $2,657,945 of debt securities were pledged to secure treasury tax and loan, trust department and public funds on deposit, and Federal Home Loan Bank advances as of December 31, 2003 and 2002, respectively.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized-loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, are as follows as of December 31, 2003:


                                                  Less than 12 Months          12 Months or Longer                Total
                                               -------------------------    ------------------------    -------------------------
                                                   Fair       Unrealized       Fair       Unrealized       Fair       Unrealized
                                                   Value        Losses         Value        Losses         Value        Losses
                                               -----------    ----------    ----------    ----------    ----------    -----------

Debt securities issued by the U.S.
 Treasury and other U.S. government
 corporations and agencies                     $20,579,620     $350,469     $              $            $20,579,620    $350,469
Mortgage-backed securities                         750,335        3,389                                     750,335       3,389
Marketable equity securities                       196,230       13,196      1,351,487      332,110       1,547,717     345,306
                                               -----------     --------     ----------     --------     -----------    ---------

      Total temporarily impaired securities    $21,526,185     $367,054     $1,351,487     $332,110     $22,877,672    $699,164
                                               ===========     ========     ==========     ========     ===========    ========

The investments in the Company's investment portfolio that are temporarily impaired as of December 31, 2003 consist of both debt securities guaranteed or issued by government agencies with strong credit ratings, and common stock securities issued by U.S. corporations. The unrealized losses associated with debt securities issued by government agencies are attributable to changes in market interest rates, the principal is not at risk at this point since the Company does not anticipate selling any of these impaired securities in the near future. Equity securities are reviewed for impairment by examining several factors used in evaluating whether the decline in fair value below its cost represents an "other than temporary" decline in value, such as financial condition, near term prospects, credit deterioration of the issuer, rating downgrades, business segment dynamics, extent to which the market value is less than cost, length of time held, and buy/hold/sell recommendations of investment advisors or market analyst. Based on the Bank's December 31, 2003 quarterly review of securities in the investment portfolio, management deemed securities with unrealized losses as of year end 2003 to be temporarily impaired.

NOTE 4 - LOANS
--------------

Loans consisted of the following as of December 31:


                                                       2003             2002
                                                   ------------     -------------

Commercial, financial and agricultural             $ 33,980,019     $  30,454,898
Real estate - construction and land development      10,346,259        14,077,763
Real estate - residential                           147,177,989        90,330,046
Real estate - commercial                            140,571,818       122,931,918
Consumer                                              3,961,487         6,881,094
Nonprofit                                                 9,154           293,202
Other                                                    47,586            42,757
                                                   ------------      ------------
                                                    336,094,312       265,011,678
Allowance for loan losses                            (4,154,394)       (4,854,388)
Unearned income                                        (443,393)         (341,234)
                                                   ------------      ------------
      Net loans, carrying amount                   $331,496,525      $259,816,056
                                                   ============      ============

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during 2003. Total loans to such persons and their companies amounted to $6,795,087 as of December 31, 2003. During the year ended December 31, 2003, $12,114,926 of advances were made and principal payments totaled $11,310,296.

Changes in the allowance for loan losses were as follows for the years ended December 31:


                                                 2003           2002           2001
                                              ----------     ----------     ----------

Balance at beginning of period                $4,854,388     $5,484,519     $4,776,360
Loans charged off                               (210,799)      (382,528)      (100,662)
(Benefit) provision for loan losses             (602,326)      (310,000)       750,000
Recoveries of loans previously charged off       113,131         62,397         58,821
                                              ----------     ----------     ----------
Balance at end of period                      $4,154,394     $4,854,388     $5,484,519
                                              ==========     ==========     ==========

The following table sets forth information regarding nonaccrual loans and accruing loans 90 days or more overdue as of December 31:


                                                      2003        2002
                                                    --------    --------

Nonaccrual loans                                    $407,363    $635,227
                                                    ========    ========

Accruing loans which are 90 days or more overdue    $      0    $  7,747
                                                    ========    ========

Information about loans that meet the definition of an impaired loan in Statement of Financial Accounting Standards No. 114 is as follows as of December 31:


                                                              2003                          2002
                                                    -------------------------    -------------------------
                                                    Recorded       Related       Recorded       Related
                                                    Investment     Allowance     Investment     Allowance
                                                    In Impaired    For Credit    In Impaired    For Credit
                                                    Loans          Losses        Loans          Losses
                                                    -----------    ----------    -----------    ----------

Loans for which there is a related
 allowance for credit losses                         $1,858,135     $275,071      $2,497,626     $477,124

Loans for which there is no related
 allowance for credit losses                            106,656                            0
                                                     ----------     --------      ----------     --------
      Totals                                         $1,964,791     $275,071      $2,497,626     $477,124
                                                     ==========     ========      ==========     ========

Average recorded investment in impaired loans
 during the year ended December 31                   $2,193,189                   $3,283,438
                                                     ==========                   ==========

Related amount of interest income recognized during the time, in the year ended December 31, that the loans were impaired

      Total recognized                               $  124,281                   $  254,159
                                                     ==========                   ==========
      Amount recognized using a
       cash-basis method of accounting               $   30,000                   $   99,081
                                                     ==========                   ==========

NOTE 5 - PREMISES AND EQUIPMENT
-------------------------------

The following is a summary of premises and equipment as of December 31:


                                                 2003            2002
                                             -----------     -----------

Land                                         $ 1,710,368     $ 1,710,368
Buildings                                      6,968,527       6,955,758
Furniture and equipment                        5,054,017       4,677,474
Leasehold improvements                           383,436         383,436
                                             -----------     -----------
                                              14,116,348      13,727,036
Accumulated depreciation and amortization     (8,221,612)     (7,659,157)
                                             -----------     -----------
                                             $ 5,894,736     $ 6,067,879
                                             ===========     ===========

NOTE 6 - DEPOSITS
-----------------

The aggregate amount of time deposit accounts in denominations of $100,000 or more as of December 31, 2003 and 2002 was $25,430,252 and $27,915,361,
respectively.

For time deposits as of December 31, 2003, the scheduled maturities for each of the following five years ended December 31, and thereafter, are:


         2004              $109,309,905
         2005                12,620,680
         2006                 6,634,448
         2007                    25,399
         2008                 1,014,311
         Thereafter              44,944
                           ------------
             Total         $129,649,687
                           ============

Deposits from related parties held by the Company as of December 31, 2003 and 2002 amounted to $2,723,564 and $2,286,572, respectively.

NOTE 7 - FEDERAL HOME LOAN BANK ADVANCES
----------------------------------------

Advances consist of funds borrowed from the Federal Home Loan Bank (FHLB).

Maturities of advances from the FHLB for the five years ending after December 31, 2003, and thereafter, are summarized as follows:


                                               AMOUNT
                                               ------

                   2004                     $ 8,644,736
                   2005                       8,371,809
                   2006                       8,397,481
                   2007                      10,919,369
                   2008                       6,876,379
                   Thereafter                17,265,090
                                            -----------
                                            $60,474,864
                                            ===========

Interest rates on FHLB advances ranged from 1.08 percent to 7.72 percent. At December 31, 2003, the weighted average interest rate on FHLB advances was 3.95 percent.

As of December 31, 2003, a $3,000,000 advance from the FHLB maturing in January 2015 is redeemable at par at the option of the FHLB on January 7, 2004 and each calendar quarter thereafter.

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

NOTE 8 - INCOME TAXES
---------------------

The components of income tax expense are as follows for the years ended December 31:


                                          2003           2002           2001
                                       ----------     ----------     ----------

Current:
  Federal                              $  498,670     $  920,469     $1,513,874
  State                                 1,195,622         97,047         80,191
                                       ----------     ----------     ----------
                                        1,694,292      1,017,516      1,594,065
                                       ----------     ----------     ----------

Deferred:
  Federal                                 309,650         79,782       (162,866)
  State                                    93,762         36,885        (56,212)
  Change in the valuation allowance       (87,988)                       23,045
                                       ----------     ----------     ----------
                                          315,424        116,667       (196,033)
                                       ----------     ----------     ----------
      Total income tax expense         $2,009,716     $1,134,183     $1,398,032
                                       ==========     ==========     ==========

The reasons for the difference between the tax at the statutory federal income tax rate and the effective tax rate are summarized as follows for the years ended December 31:


                                                     2003      2002      2001
                                                    ------    ------    ------
                                                     % of      % of      % of
                                                    Income    Income    Income
                                                    ------    ------    ------

Federal income tax at statutory rate                34.0%     34.0%     34.0%
Increase (decrease) in tax resulting from:
  Tax-exempt income                                 (7.4)     (8.5)     (6.5)
  Dividends received deduction                       (.4)      (.6)      (.4)
  Unallowable expenses                                .4        .6        .7
  Amortization of goodwill                                               1.7
State tax, net of federal tax benefit                5.7       2.2        .3
Additional state tax, net of federal tax benefit
 due to REIT dividend deduction settlement          12.4
Change in valuation allowance                       (1.9)                 .5
                                                    ----      ----      ----
    Effective tax rates                             42.8%     27.7%     30.3%
                                                    ====      ====      ====

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of December 31:


                                                                         2003           2002
                                                                         ----------     -----------

Deferred tax assets:
  Allowance for loan losses                                              $1,567,133     $1,853,640
  Deferred loan fees                                                        189,949        144,487
  Interest on non-performing loans                                           67,005        124,928
  Accrued employee benefits                                                 120,712        198,896
  Deferred compensation                                                      33,065         56,034
  Writedown of securities                                                    52,941         52,941
  Minimum pension liability adjustment                                      412,891        162,267
  Net unrealized holding loss on available-for-sale equity securities        54,937        248,513
  Other adjustments                                                             292            670
                                                                         ----------     ----------
    Gross deferred tax assets                                             2,498,925      2,842,376
    Valuation allowance                                                     (69,719)      (154,814)
                                                                         ----------     ----------
                                                                          2,429,206      2,687,562
                                                                         ----------     ----------

Deferred tax liabilities:
  Accelerated depreciation                                                 (233,247)      (208,833)
  Prepaid pensions                                                          (94,574)      (116,204)
  Discount accretion                                                         (1,563)        (1,434)
  Deferred gain on stock conversion                                          (2,317)        (2,317)
  Net unrealized holding gain on available-for-sale debt securities        (101,292)      (509,051)
                                                                         ----------     ----------
    Gross deferred tax liabilities                                         (432,993)      (837,839)
                                                                         ----------     ----------
      Net deferred tax assets                                            $1,996,213     $1,849,723
                                                                         ==========     ==========


REIT Dividend Deduction Settlement
----------------------------------

Slade's Ferry Preferred Capital Corporation ("SFPCC"), a subsidiary of the Bank, was established in 1999 as a Massachusetts-chartered real estate investment trust ("REIT"). The Bank received dividends from SFPCC.

On March 5, 2003, the Commonwealth of Massachusetts enacted tax legislation which denied the dividends received deduction for dividends received from real estate investment trusts retroactively to 1999. The additional state tax liability created by the new law for the Bank would have been $1,763,580 plus previously assessed interest of $257,954 for the calendar years 1999 through 2002.

On June 20, 2003, the Bank and its subsidiary real estate investment trust, SFPCC, entered into an agreement with the Massachusetts Department of Revenue (the "DOR") settling the dispute concerning the dividends received deduction through calendar year 2002 claimed or to be claimed by the Bank. Under the agreement, the Bank agreed to pay and the DOR agreed to abate 50% of all tax and interest assessed or unassessed relating to the REIT dividend deduction. Therefore, the previously unrecorded tax liability of $881,790, interest of $128,977 and federal and state tax benefits of $352,599 were recognized during the year ended December 31, 2003.

NOTE 9 - EMPLOYEE BENEFITS
--------------------------

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

The following tables set forth information about the plan as of December 31 and the years then ended:


                                                                              2003           2002
                                                                          -----------     ----------

Change in projected benefit obligation:
  Benefit obligation at beginning of year                                 $ 1,189,808     $1,125,986
  Interest cost                                                               107,472         70,896
  Service cost                                                                 14,227
  Actuarial loss                                                              743,424        106,111
  Expected distributions                                                     (298,533)      (113,185)
                                                                          -----------     ----------
    Benefit obligation at end of year                                       1,756,398      1,189,808
                                                                          -----------     ----------

Change in plan assets:
  Plan assets at estimated fair value at beginning of year                    672,631        830,561
  Correction of prior period                                                  138,583
  Employer contribution                                                       150,000
  Actual return on plan assets                                                (40,952)       (44,745)
  Benefits paid                                                              (298,533)      (113,185)
                                                                          -----------     ----------
    Fair value of plan assets at end of year                                  621,729        672,631
                                                                          -----------     ----------

Funded status at end of year                                               (1,134,669)      (517,177)
Unrecognized net actuarial loss                                             1,321,204        680,356
Unrecognized prior service cost                                                47,541         34,365
Unamortized net obligation existing at date of adoption of SFAS No. 87         78,358         86,365
                                                                          -----------     ----------
    Net amount recognized                                                 $   312,434     $  283,909
                                                                          ===========     ==========

Amounts recognized in the balance sheet consist of:
  Prepaid benefit cost                                                    $   312,434     $  283,909
  Accrued benefit liability                                                (1,134,669)      (517,177)
  Intangible asset                                                            125,899        120,730
  Accumulated other comprehensive loss
   before income tax benefit                                                1,008,770        396,447
                                                                          -----------     ----------
    Net amount recognized                                                 $   312,434     $  283,909
                                                                          ===========     ==========

The accumulated benefit obligation for all defined benefit pension plans was $1,756,398 and $1,189,808 at December 31, 2003 and 2002, respectively.

The discount rate used in determining the actuarial present value of the projected benefit obligation was 7.0% for 2003 and 2002. The expected long-term rate of return on assets was 8.0% for 2003 and 7.0% for 2002.

The discount rate is based on investment yields available on high quality long-term corporate bonds. Several indices are taken into account, with the 10+ year, highest quality corporate bonds (as reported on the last business day of the year in the Wall Street Journal) given the most weight. The preliminary top of the range of acceptable discount rates is determined by adding .5% to .75% to this rate (the 10+ year, highest quality corporate bonds rate). This may then be adjusted to take into account the discount rate employed one year earlier plus any movement in the key index. The yield for the 10+ year, highest quality corporate bonds as of December 31, 2003 was 5.75%, resulting in a top rate in the acceptable range of 6.25% to 6.50%. This yield was 5.76% one year earlier. Since the index was virtually unchanged from a year ago and the discount rate then employed (7.00%) is outside of the current acceptable range, there is no need to further restrict the acceptable range. A discount rate of 6.25% was selected.

The expected long-term rate of return on plan assets reflects management's expectations of long-term average rates of returns on funds invested to provide benefits included in the projected benefit obligations. The expected rate of return is based on the outlook for inflation, fixed income returns, and equity returns, which in turn is based upon historical returns and asset allocation. Applying the actual allocation percentages to the anticipated rate of return results in an overall long-term rate of return assumption of 8.00%.

Components of net periodic benefit cost:


                                               2003         2002        2001
                                             --------     -------     -------

Interest cost on benefit obligation          $107,472     $70,896     $77,745
Expected return on assets                     (58,897)    (44,514)    (61,105)
Amortization of net transition obligation       8,007       8,007       8,007
Amortization of prior service cost            (13,176)    (13,176)    (13,176)
Recognized actuarial loss                      78,069      25,855      18,277
                                             --------     -------     -------
  Net periodic benefit cost                  $121,475     $47,068     $29,748
                                             ========     =======     =======

Plan Assets

The Company's pension plan asset allocations by asset category are as follows:


                                     Plan Assets at December 31,
                              ------------------------------------------
      Asset Category          2003        Percent    2002        Percent
--------------------------    --------    -------    --------    -------

Equity securities             $419,589     67.49%    $363,125     53.99%
Debt securities                202,140     32.51      206,071     30.63
U.S. Government securities                            103,435     15.38
                              --------    ------     --------    ------
  Total                       $621,729    100.00%    $672,631    100.00%
                              ========    ======     ========    ======

The investment portfolio serves as the primary source of earnings for the defined pension plan and provides the plan with a source of liquidity.
Over the past few years, the value of the assets in the plan have declined in line with the performance of the financial markets generally. As funds are available to invest, the Bank obtains the recommendation from investment advisors regarding the best, suitable type of security to purchase. Debt investment purchases will be undertaken with the ability and intent to hold the security to its stated maturity, or in the case of equity securities, viewed as a long-term hold (Foundation type stock). Securities may be sold from time to time prior to maturity should liquidity requirements necessitate the sale.

The plan assets are primarily debt and equity securities. The weighted-average target asset allocations of the plan are 66% in equity securities 33% in debt securities, and 1% in cash.

Cash contributions to the pension plan will remain at $150,000 for 2004, the same amount contributed in 2003.

Securities of the Company included in plan assets as of December 31, 2003 and 2002 consist of 3,730 shares of Slade's Ferry Bancorp. common stock with a market value of $83,925 (13.50 percent of Plan assets) and $49,833 (7.41 percent of Plan assets), respectively.

The Company has a 401(k) retirement plan. Employees who attain age 21 and complete three months of service are eligible for participation in the 401(k) portion of the plan. The Company contributes a discretionary amount to be allocated to eligible participants. Current contributions vest fully after six years of continuous service. The amount that may be deferred by the employees is limited by the amount that will not cause the plan to exceed IRS limitations. Contributions made by the Company charged to employee benefit expense amounted to $20,000, $20,000 and $17,500 for the years ended December 31, 2003, 2002 and 2001, respectively.

Employees who attain age 21 and complete one year of service (1,000 hours) are also eligible to receive profit sharing contributions under the 401(k) plan. The Company contributes amounts at the Company's discretion. Cost recognized by the Company for profit-sharing amounted to $300,000 for the years ended December 31, 2003, 2002 and 2001.

In March of 2003 the Company entered into a Change-in-Control Agreement (the "Agreement") with the President of the Bank. Under the Agreement, the President is entitled to severance benefits upon a change-in-control as defined in the Agreement. The severance benefits include, among other things, 2.99 times the amount of the average annual W-2 compensation over the prior five years, and other retirement benefits for 36 months.

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES
------------------------------------------------

The Company is obligated under certain agreements issued during the normal course of business which are not reflected in the accompanying consolidated financial statements.

The Company is obligated under various lease agreements covering branch offices and equipment. These agreements are considered to be operating leases. The total minimum rental due in future periods under these agreements is as follows as of December 31, 2003:


                   2004                                 $ 66,509
                   2005                                   45,826
                   2006                                    7,830
                                                        --------
                     Total minimum lease payments       $120,165
                                                        ========

Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes and percentage increases in the consumer price index. The total rental expense amounted to $123,717 for 2003, $123,857 for 2002 and $126,256 for 2001.

NOTE 11 - FINANCIAL INSTRUMENTS
-------------------------------

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of December 31, 2003 and 2002, the maximum potential amount of the Company's obligation was $113,900 and $636,400, respectively, for financial and standby letters of credit. The Company's outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer's underlying line of credit. If the customer's line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit. Of the total standby letters of credit outstanding as of December 31, 2003, $53,900 are secured by deposits of the Bank.

The estimated fair values of the Company's financial instruments, all of which are held or issued for purposes other than trading, are as follows as of December 31:


                                                                 2003                            2002
                                                     ----------------------------    ----------------------------
                                                       Carrying          Fair          Carrying          Fair
                                                        Amount           Value          Amount           Value
                                                     ------------    ------------    ------------    ------------

Financial assets:
  Cash and cash equivalents                          $ 22,705,909    $ 22,705,909    $ 34,716,536    $ 34,716,536
  Interest bearing time deposits with other banks         200,000         200,000         200,000         200,000
  Available-for-sale securities                        47,162,852      47,162,852      65,907,926      65,907,926
  Held-to-maturity securities                          11,300,402      11,851,713      13,696,254      14,262,405
  Federal Home Loan Bank stock                          3,023,800       3,023,800       1,013,400       1,013,400
  Loans, net                                          331,496,525     331,997,000     259,816,056     261,470,000
  Accrued interest receivable                           1,497,104       1,497,104       1,492,591       1,492,591

Financial liabilities:
  Deposits                                            333,144,817     333,634,000     335,632,532     336,950,000
  FHLB advances                                        60,474,864      63,347,750      19,185,338      22,389,000

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions. Accounting policies related to financial instruments are described in Note 2.

The notional amounts of financial instrument liabilities with off-balance sheet credit risk are as follows as of December 31:


                                                                        2003           2002
                                                                    -----------    -----------

Commitments to originate loans                                      $12,233,805    $10,047,203
Standby letters of credit                                               113,900        636,400
Unadvanced portions of loans:
  Consumer loans (including credit card loans and student loans)         50,000        323,438
  Commercial real estate loans                                          200,279        257,913
  Home equity loans                                                  16,438,715      6,751,986
  Commercial loans                                                   11,233,045     15,481,747
  Construction loans                                                  6,015,585      8,223,751
                                                                    -----------    -----------
                                                                    $46,285,329    $41,722,438
                                                                    ===========    ===========

There is no material difference between the notional amounts and the estimated fair values of the off-balance sheet liabilities.

NOTE 12 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK
---------------------------------------------------------

Most of the Bank's business activity is with customers located within the state. There are no concentrations of credit to borrowers that have similar economic characteristics. The majority of the Bank's loan portfolio is comprised of loans collateralized by real estate located in the state of Massachusetts.

NOTE 13 - EARNINGS PER SHARE (EPS)
----------------------------------

Earnings per share were calculated using the weighted average number of common shares outstanding.

Reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income are as follows:


                                                                 Income          Shares       Per-Share
                                                              (Numerator)    (Denominator)      Amount
                                                              -----------    -------------    ---------

Year ended December 31, 2003
  Basic EPS
    Net income and income available to common stockholders    $2,687,886       3,969,737         $.68
    Effect of dilutive securities, options                                        39,414
                                                              ----------       ---------
  Diluted EPS
    Income available to common stockholders and
     assumed conversions                                      $2,687,886       4,009,151         $.67
                                                              ----------       ---------

Year ended December 31, 2002
  Basic EPS
    Net income and income available to common stockholders    $2,965,552       3,908,901         $.76
    Effect of dilutive securities, options                                        25,781
                                                              ----------       ---------
  Diluted EPS
    Income available to common stockholders and
     assumed conversions                                      $2,965,552       3,934,682         $.75
                                                              ==========       =========

Year ended December 31, 2001
  Basic EPS
    Net income and income available to common stockholders    $3,210,253       3,830,575         $.84
    Effect of dilutive securities, options                                        13,116
                                                              ----------       ---------
  Diluted EPS
    Income available to common stockholders and
     assumed conversions                                      $3,210,253       3,843,691         $.84
                                                              ==========       =========

NOTE 14 - REGULATORY MATTERS
----------------------------

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

In 2000, the Bank, as a result of an examination by the FDIC entered into a Memorandum of Understanding with the FDIC and the Massachusetts Division of Banks which provided, among other things, that the Bank (1) maintain a Tier I leverage capital ratio of not less than seven percent and a Tier I Risk-Based capital ratio of not less than nine percent and (2) develop specific plans and proposals for the reduction and improvement of lines of credit which are subject to adverse classification or special mention in the amount of $1,000,000 or more. During 2001, the Bank continued to operate under this informal agreement (Memorandum of Understanding) with the Federal Deposit Insurance Corporation and Massachusetts Commissioner of Banks. Following completion of the most recent joint examination in 2002, a revised Memorandum of Understanding was entered into on March 10, 2003.

Under the revised agreement, the Bank agreed to address and implement certain plans, procedures, and policies. These included fully implementing the management plan detailed in the completed management assessment. In addition, the Bank agreed to revise and implement loan and credit administration policies, including a written classified and criticized asset reduction plan and a revised loan policy providing for standards applicable to lending concentrations. During the life of the agreement, the Bank was required to maintain a seven (7) percent Tier 1 leverage capital ratio.

On January 22, 2004, the Bank received notification that the FDIC with concurrence from the Commissioner's Office have terminated the aforementioned Memorandum of Understanding.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2003, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company's and the Bank's actual capital amounts and ratios are also presented in the table.


                                                                                                    To Be Well
                                                                                                 Capitalized Under
                                                                    For Capital                  Prompt Corrective
                                                     Actual         Adequacy Purposes            Action Provisions
                                               -----------------    ---------------------     ----------------------
                                               Amount      Ratio    Amount        Ratio       Amount        Ratio
                                               ------      -----    ------      ---------     ------        -----
                                               (Dollar amounts in thousands)

As of December 31, 2003:
  Total Capital (to Risk Weighted Assets):
    Consolidated                               $44,510    13.64%    $26,113    > or = 8.0%        N/A        N/A
    Slade's Ferry Trust Company                 37,384    11.48      26,057    > or = 8.0     $32,571    > or = 10.0%

  Tier 1 Capital (to Risk Weighted Assets):
    Consolidated                                40,429    12.39      13,056    > or = 4.0         N/A        N/A
    Slade's Ferry Trust Company                 33,312    10.23      13,028    > or = 4.0      19,542    > or =  6.0

  Tier 1 Capital (to Average Assets):
    Consolidated                                40,429     9.33      17,335    > or = 4.0         N/A        N/A
    Slade's Ferry Trust Company                 33,312     7.75      17,198    > or = 4.0      21,498    > or =  5.0

As of December 31, 2002:
  Total Capital (to Risk Weighted Assets):
    Consolidated                               $41,540    14.84%    $22,291    > or = 8.0%        N/A        N/A
    Slade's Ferry Trust Company                 35,240    12.63      22,208    > or = 8.0     $27,760    > or = 10.0%

  Tier 1 Capital (to Risk Weighted Assets):
    Consolidated                                38,040    13.59      11,146    > or = 4.0         N/A        N/A
    Slade's Ferry Trust Company                 31,753    11.38      11,104    > or = 4.0      16,656    > or = 6.0

  Tier 1 Capital (to Average Assets):
    Consolidated                                38,040     9.48      16,053    > or = 4.0         N/A        N/A
    Slade's Ferry Trust Company                 31,753     8.00      15,868    > or = 4.0      19,835    > or = 5.0

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

As of December 31, 2003 the Bank would be restricted from declaring dividends in an amount greater than approximately $11,327,000 as such declaration would decrease capital below the Bank's required minimum level of regulatory capital.

NOTE 15 - STOCK OPTION PLAN
---------------------------

As of December 31, 2003 the Company has a stock option plan (Plan). The Plan is divided into two separate equity incentive programs, a Discretionary Grant Program and an Automatic Grant Program. The maximum number of shares of common stock issuable over the term of the Plan may not exceed 275,625 shares and the maximum aggregate number of shares issuable under both programs in any plan year may not exceed 55,125 shares. Unless sooner terminated by the Board, the Plan will in all events terminate on March 11, 2006.

Under the Discretionary Grant Program, key employees, including officers, may be granted incentive stock options to purchase shares of common stock of the Company. The option exercise price per share may not be less than one hundred percent of the fair market value of common stock at grant date and options become exercisable upon grant.

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

The Company applies APB Opinion 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its stock option plan except for $78,417 and $66,437 in stock appreciation paid in 2003 and 2002, respectively, to participants who surrendered their options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended December 31, 2003, 2002 and 2001: dividend yield of 2.3 percent in 2003, 3.2 percent in 2002 and 3.5 percent in 2001; expected volatility of 28 percent in 2003, 30 percent in 2002 and 23 percent in 2001; risk-free interest rate of 2.85 percent in 2003, 5 percent in 2002 and 4.93 percent in 2001; and expected lives of 5 years in 2003, 5 years in 2002 and 5 years in 2001.

A summary of the status of the Company's stock option plan as of December 31 and changes during the years then ending are presented below:

                                           2003                             2002                             2001
                               ----------------------------     ----------------------------     ----------------------------
                                           Weighted-Average                 Weighted-Average                 Weighted-Average
         Options               Shares       Exercise Price      Shares       Exercise Price      Shares       Exercise Price
         -------               ------      ----------------     ------      ----------------     ------      ----------------

Outstanding at beginning
 of year                       164,588          $12.12          170,628          $11.41          135,345          $11.85
Granted                         47,970           15.91           28,000           14.15           43,500            9.50
Exercised                       (8,355)          11.23           (9,712)           8.48                0               0
Forfeited                      (24,413)          16.19          (10,300)          13.01                0               0
Surrendered for stock
 appreciation value            (18,600)          10.11          (14,028)           9.50           (8,217)           8.48
                               -------                          -------                          -------
Outstanding at end of year     161,190           12.90          164,588           12.12          170,628           11.41
                               =======                          =======                          =======

Options exercisable at
 year-end                      161,190                          164,588                          170,628
Weighted-average fair
 value of options granted
 during the year                 $3.56                            $3.59                            $1.85

The following table summarizes information about fixed stock options outstanding as of December 31, 2003:


                        Options Outstanding and Exercisable
      ------------------------------------------------------------------------
                                         Weighted-Average
                           Number           Remaining         Weighted-Average
      Exercise Price     Outstanding     Contractual Life      Exercise Price
      --------------     -----------     ----------------     ----------------

          $ 9.50            28,000          2.36 years             $ 9.50
           10.00            28,000          1.36 years              10.00
           12.86            29,400          0.36 years              12.86
           14.15            28,000          3.36 years              14.15
           14.59            32,000          4.36 years              14.59
           18.55            15,790          4.75 years              18.55
                           161,190          2.63 years              12.90

NOTE 16 - MINORITY INTEREST IN SUBSIDIARY
-----------------------------------------

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

This Corporation was dissolved effective December 16, 2003 and is no longer in existence. The assets and liabilities were transferred to Slade's Ferry Trust Company.

NOTE 17 - RECLASSIFICATION
--------------------------

Certain amounts in the prior year have been reclassified to be consistent with the current year's statement presentation.

NOTE 18 - PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS
------------------------------------------------------------

The following condensed financial statements are for Slade's Ferry Bancorp. (Parent Company Only) and should be read in conjunction with the consolidated financial statements of Slade's Ferry Bancorp. and Subsidiary.

                           SLADE'S FERRY BANCORP.
                           ----------------------
                            (Parent Company Only)

                       CONDENSED FINANCIAL STATEMENTS
                       ------------------------------


Balance sheets                                                   December 31,
                                                             2003            2002
                                                             ----            ----

ASSETS
------
Cash                                                      $ 4,113,203     $ 2,091,213
Investments in available-for-sale securities
 (at fair value)                                            3,279,977       4,517,685
Investment in subsidiary, Slade's Ferry Trust Company      35,636,224      34,913,985
Premises and equipment                                                          5,043
Accrued interest receivable                                    20,216          32,178
Other assets                                                    7,076         561,054
                                                          -----------     -----------
      Total assets                                        $43,056,696     $42,121,158
                                                          ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Due to subsidiary                                         $    66,191     $   453,414
Other liabilities                                             248,364         500,740
                                                          -----------     -----------
      Total liabilities                                       314,555         954,154
                                                          -----------     -----------
Stockholders' equity:
  Common stock, par value $.01 per share;
   authorized 10,000,000 shares; issued and
   outstanding 3,995,857.1 shares in 2003 and
   3,937,762.9 shares in 2002                                  39,959          39,378
  Paid-in capital                                          28,609,206      27,693,199
  Retained earnings                                        14,698,595      13,445,335
  Accumulated other comprehensive loss                       (605,619)        (10,908)
                                                          -----------     -----------
      Total stockholders' equity                           42,742,141      41,167,004
                                                          -----------     -----------
      Total liabilities and stockholders' equity          $43,056,696     $42,121,158
                                                          ===========     ===========


Statements of income

                                                               Years Ended December 31,
                                                          2003           2002           2001
                                                          ----           ----           ----

Dividends from subsidiary                              $1,400,000     $1,400,000     $1,685,000
Interest and dividends on securities:
  Taxable                                                 130,553        200,692        223,801
Other interest income                                         120            413         10,315
Gain on sale of available-for-sale securities, net                        89,861
Management fee income from subsidiary                     317,815        541,065        393,408
                                                       ----------     ----------     ----------
      Total income                                      1,848,488      2,232,031      2,312,524
                                                       ----------     ----------     ----------
Salaries and employee benefits                            245,000        576,782        368,405
Shareholder relations expense                              69,735         45,140         75,743
Other expense                                             131,303        258,145         68,408
                                                       ----------     ----------     ----------
      Total expense                                       446,038        880,067        512,556
                                                       ----------     ----------     ----------
Income before income tax expense (benefit) and
 equity in undistributed net income of subsidiary       1,402,450      1,351,964      1,799,968
Income tax expense (benefit)                                8,329        (17,769)        48,421
                                                       ----------     ----------     ----------
Income before equity in undistributed
 net income of subsidiary                               1,394,121      1,369,733      1,751,547
Equity in undistributed net income of subsidiary        1,293,765      1,595,819      1,458,706
                                                       ----------     ----------     ----------
Net income                                             $2,687,886     $2,965,552     $3,210,253
                                                       ----------     ----------     ----------

                           SLADE'S FERRY BANCORP.
                           ----------------------
                            (Parent Company Only)

                Years Ended December 31, 2003, 2002 and 2001
                --------------------------------------------


Statements of cash flows
                                                                   2003            2002            2001
                                                                   ----            ----            ----

  Net income                                                    $ 2,687,886     $ 2,965,552     $ 3,210,253
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Undistributed net income of subsidiary                       (1,293,765)     (1,595,819)     (1,458,706)
    (Accretion) amortization of securities, net                      (3,202)          1,066          (1,562)
    Gain on sales of available-for-sale securities, net                             (89,861)
    Depreciation and amortization                                     5,043           5,246           5,071
    (Increase) decrease in due from subsidiary                     (473,776)         10,380         217,987
    Decrease (increase) in interest receivable                       11,962          28,643         (13,021)
    Decrease (increase) in income taxes receivable                  433,866        (434,229)        (77,353)
    Decrease (increase) in prepaid expenses                           1,677            (874)            993
    Decrease in other assets                                                                          1,062
    Deferred tax expense (benefit)                                   33,185         (36,354)            328
    Decrease in taxes payable                                                                      (199,864)
    (Decrease) increase in accrued expenses                        (124,353)         35,554           1,115
    Increase in due to subsidiary                                    86,553         379,224          63,810
    (Decrease) increase in other liabilities                        (10,700)         96,528           6,300
    Stock issued in exchange for stock appreciation                                  12,711
                                                                -----------     -----------     -----------
  Net cash provided by operating activities                       1,354,376       1,377,767       1,756,413
                                                                -----------     -----------     -----------

Cash flows from investing activities:
  Purchases of available-for-sale securities                     (4,297,000)     (6,517,023)     (4,257,414)
  Proceeds from maturities of available-for-sale securities       5,500,000       3,450,000       2,900,000
  Proceeds from sales of available-for-sale securities                            3,421,905
  Capital expenditures                                                                               (2,099)
                                                                -----------     -----------     -----------

  Net cash provided by (used in) investing activities             1,203,000         354,882      (1,359,513)
                                                                -----------     -----------     -----------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                        796,180         814,425         877,582
  Proceeds from exercise of stock options                            93,850          82,358
  Dividends paid                                                 (1,425,416)     (1,401,403)     (1,644,158)
                                                                -----------     -----------     -----------

  Net cash used in financing activities                            (535,386)       (504,620)       (766,576)
                                                                -----------     -----------     -----------

Net increase (decrease) in cash and cash equivalents              2,021,990       1,228,029        (369,676)
Cash and cash equivalents at beginning of year                    2,091,213         863,184       1,232,860
                                                                -----------     -----------     -----------
Cash and cash equivalents at end of year                        $ 4,113,203     $ 2,091,213     $   863,184
                                                                ===========     ===========     ===========

Supplemental disclosure:
  Income taxes (received) paid                                  $  (458,722)    $   452,814     $   325,310

The parent only statements of changes in stockholders' equity are identical to the consolidated statements of changes in stockholders' equity for the years ended December 31, 2003, 2002 and 2001, and therefore are not reprinted here.

NOTE 20 - Quarterly Results of Operations (UNAUDITED)
-----------------------------------------------------

Summarized quarterly financial data for 2003 and 2002 follows:


                                                         (In thousands, except earnings per share)
                                                                    2003 Quarters Ended
                                                       ---------------------------------------------
                                                       March 31     June 30     Sept. 30     Dec. 31
                                                       --------     -------     --------     -------

Interest and dividend income                            $5,061      $5,143       $5,118      $5,295
Interest expense                                         1,545       1,554        1,499       1,475
                                                        ------      ------       ------      ------
  Net interest and dividend income                       3,516       3,589        3,619       3,820
Provision (benefit) for loan losses                        141        (680)                     (63)
Other income                                               474         535          581         623
Other expense                                            3,227       3,207        3,181       3,047
                                                        ------      ------       ------      ------
  Income before income taxes                               622       1,597        1,019       1,459
Income tax expense (benefit)                             1,314         (12)         319         388
                                                        ------      ------       ------      ------
  Net (loss) income                                     $ (692)     $1,609       $  700      $1,071
                                                        ======      ======       ======      ======

Basic (loss) earnings per common share                  $(0.18)     $ 0.41       $ 0.18      $ 0.27
                                                        ======      ======       ======      ======
(Loss) earnings per common share assuming dilution      $(0.17)     $ 0.40       $ 0.17      $ 0.27
                                                        ======      ======       ======      ======


                                                         (In thousands, except earnings per share)
                                                                    2002 Quarters Ended
                                                       ---------------------------------------------
                                                       March 31     June 30     Sept. 30     Dec. 31
                                                       --------     -------     --------     -------

Interest and dividend income                            $5,781      $5,544       $5,485      $5,227
Interest expense                                         2,212       2,013        1,974       1,729
                                                        ------      ------       ------      ------
  Net interest and dividend income                       3,569       3,531        3,511       3,498
Provision (benefit) for loan losses                        188         188                     (686)
Other income                                               469         447        1,049         568
Other expense                                            2,772       3,798        2,972       3,310
                                                        ------      ------       ------      ------
  Income (loss) before income taxes                      1,078          (8)       1,588       1,442
Income tax expense (benefit)                               296         (65)         337         566
                                                        ------      ------       ------      ------
  Net income                                            $  782      $   57       $1,251      $  876
                                                        ======      ======       ======      ======

Basic earnings per common share                         $ 0.20      $ 0.01       $ 0.32      $ 0.23
                                                        ======      ======       ======      ======
Earnings per common share assuming dilution             $ 0.20      $ 0.01       $ 0.32      $ 0.22
                                                        ======      ======       ======      ======

The quarterly results of operations above for the period ended March 31, 2003 and June 30, 2003 have been revised from that previously reported to remove the extraordinary item. The extraordinary item treatment previously presented was revised, and its individual components were presented as part of income from continuing operations within income tax expense and other expense. Prior to the revision, Other expense for the three months ended March 31, 2003 and June 30, 2003 was $3,000,246 and $3,304,802,
respectively; Income before income taxes and extraordinary item for the three months ended March 31, 2003 and June 30, 2003 was $848,918 and $1,499,981, respectively; and Income tax expense (benefit) for the three months ended March 31, 2003 and June 30, 2003 was $256,032 and $517,183,
respectively.

SLADE'S FERRY BANCORP. AND SUBSIDIARY

BOARD OF DIRECTORS
---------------------------
Slade's Ferry Bancorp. -
Slade's Ferry Trust Company

Thomas B. Almy
Architect - Retired

Peter G. Collias, Esquire
Clerk/Secretary of Bancorp and Bank
Law Office of Peter G. Collias

Melvyn A. Holland
Treasurer - Retired
Rosenfield Raymon Restivo PC
Certified Public Accountants

Mary Lynn D. Lenz
President/Chief Executive Officer -
Slade's Ferry Bancorp
President/Chief Executive Officer -
Slade's Ferry Trust Co.

William Q. MacLean, Jr.
Account Executive
Sylvia & Company Insurance Agency Inc

Francis A. Macomber
President - LeComtes Dairy, Inc.

Majed Mouded MD
Physician

Shaun O'Hearn, Sr.
President - Bolger & O'Hearn Inc.

Lawrence J. Oliveira DDS
Orthodontist

Peter Paskowski
Past President of Bank

Kenneth R. Rezendes, Sr.
Chairman of the Board of Bancorp
Chairman of the Board of Bank
Chairman - K.R. Rezendes, Inc.

William J. Sullivan
President - Sullivan Funeral Homes, Inc.

Charles Veloza
Past President - Charlie's Oil Co., Inc.

David F. Westgate
Vice Chairman of Bancorp
President
Quequechan Management Corp.

OFFICERS
--------
Slade's Ferry Bancorp.

Kenneth R. Rezendes, Sr.
Chairman of the Board

David F. Westgate
Vice Chairman

Mary Lynn D. Lenz
President/Chief Executive Officer

Deborah A. McLaughlin
Chief Operations Officer/Chief Financial Officer/

Manuel J. Tavares
Vice President

EXECUTIVE MANAGEMENT
Slade's Ferry Trust Company

Mary Lynn D. Lenz
President
Chief Executive Officer

Paula Botelho
Vice President/Chief Credit Officer

Steven M. Damiani
Sr. Vice President/Investment Services

Deborah A. McLaughlin
Chief Operations Officer
Chief Financial Officer

Kerri A. Pigott
Sr. Vice President

Donna Sosnowski
Senior Vice President

Manuel J. Tavares
Senior Vice President

OFFICERS
Slade's Ferry Trust Company

James H. Amidon
Vice President/Quality Control

Isola A. Anctil
Assistant Vice President
Assistant Clerk/Secretary

Maria C. Barbosa
Vice President

Edward Bernardo, Jr.
Vice President/Treasurer

Rose M. Berry
Assistant Vice President

Kelli A. Bienvenue
Assistant Treasurer

Catherine Blakey
Assistant Vice President

Michelle Caron
Assistant Treasurer

Peter G. Collias
Corporate Secretary

Judy L. Correia
Assistant Treasurer

Sandra Curtis
Compliance Review Officer

Nicole Dion
Assistant Vice President

Suzanne L. Enck
Assistant Treasurer

Tyler Foster
Vice President

Joseph J. Ganem
Vice President

Arthur R. Gauthier
Vice President

Elaine M. Guillemette
Assistant Vice President

Cecelia M. Machado
Senior Vice President/Auditor

Carol A. Martin
Senior Vice President

John P. McMahon
Assistant Treasurer

Jay M. Moniz
Technology Officer

Lynn A. Motta
Vice President

Charlotte C. Nadeau
Assistant Vice President

Jeannine M. Paliotti
Vice President

Michelle Rivera
Assistant Treasurer

Joanne Sandner
Assistant Treasurer

Deborah A. Silvia
Assistant Vice President

Nancy E. Stokes
Vice President

Mary M. Sullivan
Vice President

Richard Van Blarcom
Vice President

Donna M. Vieira
Assistant Treasurer

CORPORATE HEADQUARTERS

Slade's Ferry Bancorp.
100 Slade's Ferry Avenue
Somerset, Massachusetts 02726
Tel. (508) 675-2121
Fax (508) 675-1751

BRANCH LOCATIONS

Fairhaven, MA
-------------
75 Huttleston Avenue

Fall River, MA
--------------
249 Linden Street
855 Brayton Avenue
1601 South Main Street

New Bedford, MA
---------------
838 Pleasant Street
833 Ashley Boulevard

Seekonk, MA
-----------
1400 Fall River Avenue (Rte. 6)

Somerset, MA
------------
100 Slade's Ferry Avenue
2722 County Street
Somerset High School

LOAN PRODUCTION OFFICE

Slade's Ferry Loan Co.
3280 Post Road
Warwick, RI 02889
Tel. (401) 732-3222

GENERAL COUNSELS

Atty. Peter G. Collias
84 North Main Street
Fall River, Massachusetts 02720
Tel. (508) 675-7894

Atty. Richard Schaberg
Thacher Proffitt & Wood, LLP
1700 Pennsylvania Ave
Washington DC 20006
Tel. (202) 347-8400


INDEPENDENT CERTIFIED
PUBLIC ACCOUNTANTS

Shatswell, MacLeod and Company, P.C.
Certified Public Accountants
83 Pine Street
West Peabody, Massachusetts 01960
Tel. (978) 535-0206


FORM 10-K

Additional copies of the annual report on form 10-K, filed by Slade's Ferry Bancorp. for 2003, with the Securities and Exchange Commission may be obtained on our website at www.sladesferry.com under Shareholder Information or without charge by writing to:

Shareholder Services

Edward Bernardo, Jr., Treasurer
Slade's Ferry Bancorp.
100 Slade's Ferry Avenue
Somerset, MA 02726


INVESTOR SERVICES

Registrar and Transfer Company
10 Commerce Drive
Cranford, NJ 07016-3572
Tel. (800) 368-5948
Web site: www.rtco.com


ANNUAL MEETING

The Annual Meeting of Stockholders of Slade's Ferry Bancorp. will be held at 10:00 a.m. on May 10, 2004 at The Cultural Center, 205 South Main Street, Fall River, Massachusetts.


DIVIDEND REINVESTMENT PLAN

The Plan provides for

*   Reinvestment of all of the
    dividends
*   Voluntary cash contributions
    of up to $5,000 annual,
    minimum $100.
*   No service fees or commissions

Information may be obtained by contacting Registrar and Transfer Company, Investor Services at (800) 368-5948.


STOCK TRADING

The common stock of Slade's Ferry Bancorp. is listed on the NASDAQ Small Cap Market under the symbol SFBC.

Exhibit Index
-------------


Exhibit No.     Description                                                        Item
-----------     -----------                                                        ----

 3.1            Articles of Incorporation of Slade's Ferry Bancorp. as amended      (1)

 3.2            Bylaws of Slade's Ferry Bancorp. as amended                         (2)

 4.1            Articles of Incorporation of Slade's Ferry Bancorp.
                (see Exhibit 3.1)                                                   (1)

 4.2            Bylaws of Slade's Ferry Bancorp. as amended (see Exhibit 3.2)       (2)

 10.1           Slade's Ferry (formerly Weetamoe) Bancorp.                          (3)
                1996 Stock Option Plan as amended

 10.2           Noncompetition Agreement between Slade's Ferry                      (4)
                Trust Company and Edward S. Machado (A substantially
                identical contract exists with Peter Paskowski)

 10.3           Supplemental Executive Retirement Agreement between                 (5)
                Slade's Ferry (formerly Weetamoe) Bancorp. and
                Donald T. Corrigan

 10.4           Supplemental Executive Retirement Agreement as amended              (2)
                between Slade's Ferry (formerly Weetamoe) Bancorp. and
                James D. Carey

 10.5           Supplemental Executive Retirement Agreement between                 (2)
                Slade's Ferry (formerly Weetamoe) Bancorp. and
                Manuel J. Tavares

 10.6           Swansea Mall Lease                                                  (4)

 10.7           Form of Director Supplemental Retirement Program                    (6)
                Director Agreement, Exhibit 1 thereto (Slade's Ferry
                Trust Company Director Supplemental Retirement Program
                Plan) and Endorsement Method Split Dollar Plan Agreement
                thereunder for Thomas B. Almy.  (Similar forms of
                agreement entered into between Slade's Ferry Trust
                Company and the other directors)

 10.8           Form of Directors' Paid-up Insurance Policy for                     (7)
                Thomas B. Almy (part of the Director supplemental
                Retirement Program).  (Similar forms of policy entered
                into by Company for other directors).

 10.9           Form of Officers' Paid-up Endorsement Method Split                  (8)
                Dollar Plan Agreement and Insurance Policies for
                Janice Partridge (Similar forms of policies entered into
                by Company for its President and other Vice Presidents)

 10.10          Severance Agreement ("Release of All Demands") with                 (9)
                James D. Carey

 10.11          Supplemental Executive Retirement Agreement between                (10)
                Slade's Ferry Bancorp and Mary Lynn D. Lenz.

 10.14          Change-in-Control Severance Agreement between                      (10)
                Slade's Ferry Bancorp, Slade's Ferry Trust Company
                and Mary Lynn D. Lenz

 10.15          Confidentiality and Non-Solicitation Agreement between             (10)
                Slade's Ferry Bancorp and Mary Lynn D. Lenz

 14             Code of Conduct and Ethics

 21             List of subsidiaries of Slade's Ferry Bancorp.                     (11)




 23             Consent of Independent Public Accounts

 31.3           Rule 13a-14(a)/15d-14(a) Certification of the CEO

 31.4           Rule 13a-14(a)/15d-14(a) Certification of the CFO

 32.3           Section 1350 Certification of the CEO

 32.4           Section 1350 Certification of the CFO

--------------------
<F1>  Incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with the Commission on April 14, 1997.
<F2>  Incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1996.
<F3>  Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended March 31, 1996.
<F4>  Incorporated by reference to the Registrant's Registration Statement on Form S-4 File No. 33-32131.
<F5>  Incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1994.
<F6>  Incorporated by reference to the Registrant's Form 10-Q for the quarter ended March 31, 1999.
<F7>  Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended June 30, 1998.
<F8>  Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 2000.
<F9>  Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2002.
<F10> Incorporated by reference to the Registrant's Form 10-Q for the quarter ended March 31, 2003.
<F11> Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1999.