Form 10-Q
period 2004-03-31
SLADES FERRY BANCORP
filed 2004-05-17
CIK 857499

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISION
                           Washington, D.C. 20549

                                  FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 2004
                  --------------

Commission file number 000-23904
                       ---------

                           SLADE'S FERRY BANCORP.
           -------------------------------------------------------
          (Exact name of registrant as specified in its character)


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

      Yes    X                        No
      ------------                    -----------

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

      Yes                            No    X
      ------------                   -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

    Common stock ($0.01 par value) 4,046,791 shares as of April 30, 2004.
    ---------------------------------------------------------------------

                              TABLE OF CONTENTS

                                   Part I

ITEM 1 - Financial Statements of Slade's Ferry Bancorp. and Subsidiary        2

         Condensed Consolidated Balance Sheets - March 31, 2004
          (Unaudited) and December 31, 2003
         Condensed Consolidated Statements of Income and Expense
          (Unaudited) - 3 Months Ended March 31, 2004 and 2003
         Condensed Consolidated Statement of Changes in Stockholder's
          Equity (Unaudited) - 3 Months Ended March 31, 2004
         Condensed Consolidated Statements of Cash Flows (Unaudited) - 3
          Months Ended March 31, 2004 and 2003
         Notes to Condensed Consolidated Financial Statements (Unaudited)

ITEM 2 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          11

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk          24

ITEM 4 - Controls and Procedures                                             25

                                   Part II

ITEM 1 - Legal Proceedings                                                   26

ITEM 2 - Changes in Securities, Use of Proceeds and Issuer Purchases
         of Equity Securities                                                26

ITEM 3 - Defaults upon Senior Securities                                     26

ITEM 4 - Submission of Matters to a Vote of Security Holders                 26

ITEM 5 - Other Information                                                   26

ITEM 6 - Exhibits and Reports on Form 8-K                                    26

                                   PART I

ITEM 1

Financial Statements
--------------------

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                                   March 31, 2004    December 31, 2003
                                                   -----------------------------------
                                                     (Unaudited)

ASSETS:
Cash, due from banks and interest-bearing
 demand deposits with other banks                   $ 18,531,706       $ 18,642,370
Money market mutual funds                                182,335             63,539
Federal Home Loan Bank overnight deposit              20,000,000                  0
Federal funds sold                                    46,000,000          4,000,000
                                                    -------------------------------
      Cash and cash equivalents                       84,714,041         22,705,909
Interest-bearing time deposits with other banks          100,000            200,000
Investment securities held-to-maturity(1)              9,930,271         11,300,402
Investment securities available-for-sale(2)           42,833,205         47,162,852
Federal Home Loan Bank stock                           3,023,800          3,023,800
Loans, net                                           348,774,965        331,496,525
Premises and equipment                                 5,846,273          5,894,736
Goodwill                                               2,173,368          2,173,368
Accrued interest receivable                            1,503,337          1,497,104
Cash surrender value of life insurance                11,143,583         10,980,879
Deferred income tax asset, net                         1,916,962          1,996,213
Other assets                                           1,421,583          1,016,753
                                                    -------------------------------

TOTAL ASSETS                                        $513,381,388       $439,448,541
                                                    ===============================

LIABILITIES & STOCKHOLDERS' EQUITY:
Deposits                                            $400,275,674       $333,144,817
Federal Home Loan Bank advances                       56,089,327         60,474,864
Subordinated debentures                               10,310,000                  0
Other liabilities                                      2,923,110          3,086,719
                                                    -------------------------------

Total liabilities                                    469,598,111        396,706,400
                                                    -------------------------------

STOCKHOLDERS' EQUITY:
  Common stock                                            40,276             39,959
  Paid-in capital                                     29,105,262         28,609,206
  Retained earnings                                   14,983,578         14,698,595
  Accumulated other comprehensive loss                  (345,839)          (605,619)
                                                    -------------------------------

Total stockholders' equity                            43,783,277         42,742,141
                                                    -------------------------------

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY                                $513,381,388       $439,448,541
                                                    ===============================

--------------------
<F1>  Investment securities held-to-maturity have a fair market value of
      $10,531,498 as of March 31, 2004 and $11,851,713 as of December 31,
      2003.
<F2>  Securities classified as available-for-sale are stated at fair value with any unrealized gains or losses reflected as an adjustment in Stockholders' Equity, net of tax effect.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND EXPENSE
                                 (Unaudited)


                                                                  3 MONTHS ENDING MARCH 31,
                                                                     2004            2003
                                                                 ---------------------------

INTEREST AND DIVIDEND INCOME:
  Interest and fees on loans                                     $ 4,892,175     $ 4,166,512
  Interest and dividends on investments                              529,496         848,949
  Other interest                                                      58,714          45,323
                                                                 ---------------------------
      Total interest and dividend income                           5,480,385       5,060,784
                                                                 ---------------------------
INTEREST EXPENSE:
  Interest on deposits                                             1,122,289       1,227,793
  Interest on Federal Home Loan Bank                                 594,871         317,493
  Interest on subordinated debentures                                 16,250               0
                                                                 ---------------------------
      Total interest expense                                       1,733,410       1,545,286
                                                                 ---------------------------
      Net interest and dividend income                             3,746,975       3,515,498
Provision for loan losses                                            246,215         141,000
                                                                 ---------------------------
  Net interest and dividend income
   after provision for loan losses                                 3,500,760       3,374,498
                                                                 ---------------------------
OTHER INCOME:
  Service charges on deposit accounts                                145,497         133,768
  Overdraft service charges                                          123,340         121,669
  Gain (loss) on sales of available-for-sale securities, net          34,882         (40,918)
  Increase in cash surrender value of life insurance policies        137,704         108,170
  Other income                                                       122,235         151,977
                                                                 ---------------------------
      Total other income                                             563,658         474,666
                                                                 ---------------------------
NONINTEREST EXPENSE:
  Salaries and employee benefits                                   1,967,865       1,789,437
  Occupancy expense                                                  231,365         262,981
  Equipment expense                                                  147,078         123,165
  Stationary and supplies                                             43,585          60,204
  Professional fees                                                  226,540         242,880
  Marketing expense                                                   56,815          94,273
  Other expense                                                      437,232         654,048
                                                                 ---------------------------
      Total noninterest expense                                    3,110,480       3,226,988
                                                                 ---------------------------
  Income before income taxes                                         953,938         622,176
  Income taxes                                                       307,944       1,314,356
                                                                 ---------------------------
      NET INCOME (LOSS)(1)                                       $   645,994     $  (692,180)
                                                                 ===========================
Basic earnings (loss) per share                                  $      0.16     $     (0.18)
                                                                 ===========================
Diluted earnings (loss) per share(3)                             $      0.16     $     (0.18)
                                                                 ===========================
Basic averages shares outstanding                                  4,012,654       3,948,584
                                                                 ===========================
Diluted average shares outstanding(3)                              4,069,855       3,948,584
                                                                 ===========================
Dividends per share                                              $      0.09     $      0.09
                                                                 ===========================
Comprehensive income (loss)(2)                                   $   905,774     $  (609,680)
                                                                 ===========================

--------------------
<F1>  The quarterly results of operations for the period ended March 31,
      2003 have been revised from that previously reported to remove the extraordinary item. The extraordinary item treatment previously presented was revised, and its individual components were reclassed to income tax expense, in the amount of $1,058,324 and other expense in the amount of $226,742. See Footnote 20 to the Company's audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2003 filed with the U.S. Securities and Exchange Commission.
<F2>  Calculated using the change in accumulated other comprehensive income
      (loss) for the period and net income (loss) for the period.
<F3>  For the March 31, 2003 quarter, potential common shares are not included due to the net loss for the period.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                      THREE MONTHS ENDED MARCH 31, 2004
                                 (Unaudited)


                                                                                     Accumulated
                                                                                        Other
                                       Common         Paid-in         Retained      Comprehensive
                                        Stock         Capital         Earnings          Loss            Total
                                       -------------------------------------------------------------------------

Balance, January 1, 2004               $39,959      $28,609,206     $14,698,595       $(605,619)     $42,742,141
Comprehensive income:
  Net income                                                            645,994
  Other comprehensive income                                                            259,780
    Comprehensive income                                                                                 905,774
Issuance of common stock from
 dividend reinvestment plan                 74          162,669                                          162,743
Retired common stock shares                (34)         (32,334)                                         (32,368)
Stock issuance relating to optional
 cash contribution plan                     17           38,556                                           38,573
Stock options exercised                    260          327,165                                          327,425
Dividends declared ($.09 per share)                                    (361,011)                        (361,011)
                                       -------------------------------------------------------------------------
Balance, March 31, 2004                $40,276      $29,105,262     $14,983,578       $(345,839)     $43,783,277
                                       =========================================================================

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                        THREE MONTHS ENDING MARCH 31,
                                 (Unaudited)


                                                                     2004             2003
                                                                 -----------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                $    645,994     $   (692,180)
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
  Amortization, net of accretion of securities                         44,139           48,396
  (Gains) loss on sales of available-for-sale securities, net         (34,882)          40,918
  Change in unearned income                                            82,765          (14,897)
  Provision for loan losses                                           246,215          141,000
  Depreciation and amortization                                       166,143          151,015
  Increase in cash surrender value of life insurance policies        (137,704)        (108,170)
  Decrease in taxes receivable                                        227,570          857,305
  Deferred tax (benefit) expense                                      (21,125)          52,940
  Increase in other assets                                           (557,940)          (5,068)
  Increase in prepaid expenses                                        (74,461)         (31,528)
  (Increase) decrease in interest receivable                           (6,233)           7,340
  Increase (decrease) in other liabilities                             28,962          (30,923)
  Decrease in accrued expenses                                       (244,896)        (216,993)
  Increase in taxes payable                                                 0          456,795
Increase (decrease) in interest payable                                50,831          (17,565)
                                                                 -----------------------------
      Net cash provided by operating activities                       415,378          638,385
                                                                 -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of interest-bearing
   time deposits with other banks                                     100,000                0
  Purchases of available-for-sale securities                         (852,027)      (6,502,300)
  Proceeds from maturities and calls of
   available-for-sale securities                                    5,535,285       12,603,546
  Purchases of held-to-maturity securities                                  0         (927,105)
  Proceeds from maturities of held-to-maturity securities           1,367,420        1,281,502
  Purchase of Federal Home Loan Bank stock                                  0         (224,100)
  Loan originations and principal collections, net                (17,656,475)      (8,735,956)
  Recoveries of loans previously charged off                           49,055           14,532
  Capital expenditures                                               (117,680)        (178,055)
  Investment in life insurance policies                               (25,000)        (224,000)
                                                                 -----------------------------
      Net cash used in investing activities                       (11,599,422)      (2,891,936)
                                                                 -----------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                        Three Months Ended March 31,
                        ----------------------------
                                 (Unaudited)
                                 (Continued)


                                                                     2004             2003
                                                                 -----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net increase in demand deposits, NOW,
   and savings accounts                                            33,773,909        7,243,537
  Net increase (decrease) in time deposits                         33,356,948         (101,570)
  Payments on Federal Home Loan Bank long-term advances               (85,537)         (68,743)
      Net change in short-term advances from
       Federal Home Loan Bank                                      (4,300,000)               0


Proceeds from subordinated debentures                              10,310,000                0
  Proceeds from issuance of common stock                              201,316          216,685
  Stock options exercised                                             327,425                0
  Retired common stock shares                                         (32,368)               0
  Dividends paid                                                     (359,517)        (354,399)
                                                                 -----------------------------
      Net cash provided by financing activities                    73,192,176        6,935,510
                                                                 -----------------------------
      Net increase in cash and cash equivalents                    62,008,132        4,681,959
      Cash and cash equivalents at beginning of year               22,705,909       34,716,536
                                                                 -----------------------------
      Cash and cash equivalents at the end of period             $ 84,714,041     $ 39,398,495
                                                                 =============================

SUPPLEMENTAL DISCLOSURES:

Interest paid                                                    $  1,682,579     $  1,562,851

Income taxes paid (received)                                     $    101,499     $    (52,690)

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                               March 31, 2004

Note A - Basis of Presentation
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the management of Slade's Ferry Bancorp. (the "Company"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Note B - Accounting Policies
----------------------------

The accounting principles followed by Slade's Ferry Bancorp. and subsidiary and the methods of applying these principles which materially affect the determination of financial position, results of operations, or changes in financial position are consistent with those used for the year ended December 31, 2003.

The consolidated financial statements of Slade's Ferry Bancorp. include its wholly-owned subsidiary, Slade's Ferry Trust Company, and its subsidiaries, Slade's Ferry Realty Trust, Slade's Ferry Securities Corporation, Slade's Ferry Preferred Capital Corporation (dissolved in December 2003), Slade's Ferry Statutory Trust I, and Slade's Ferry Loan Company. All significant intercompany balances have been eliminated.

Note C - Stock Based Compensation
---------------------------------

At March 31, 2004, the Company has a stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income (except for appreciation from options surrendered), as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.


                                                     3 Months Ended March 31,
                                                        2004        2003
                                                     ------------------------

Net income (loss), as reported                        $645,994    $(692,180)
Deduct: Total stock-based employee compensation
 expense determined under fair value based method
 for all awards, net of related tax effects                  0            0
                                                      ---------------------
Pro forma net income (loss)                           $645,994    $(692,180)
                                                      =====================
Earnings (loss) per share:
  Basic - as reported                                 $   0.16    $   (0.18)
  Basic - pro forma                                   $   0.16    $   (0.18)
  Diluted - as reported                               $   0.16    $   (0.18)
  Diluted - pro forma                                 $   0.16    $   (0.18)

Note D - Pension Benefits
-------------------------

The following summarizes the net periodic benefit cost for the three months ended March 31:


                                                   2004        2003
                                                 --------------------

Service Cost                                     $  3,496     $ 1,955
Interest Cost                                      24,846      14,770
Expected return on plan assets                    (10,824)     (8,095)
Amortization of prior service cost                    905      (1,811)
Recognized net actuarial (gain) loss              (56,176)      8,776
Amortization of transition (asset) obligation       1,982       1,100
Net periodic benefit cost (income)               $(35,771)    $16,695
                                                 ====================

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2003 that it expected pension plan contributions to be $150,000 in 2004. There was no cash contribution made to the total pension plan during the first quarter 2004.

Note E - Impact of New Accounting Standards
-------------------------------------------

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In December 2003, the FASB revised Interpretation No. 46, also referred to as Interpretation 46 (R) ("FIN 46(R)"). The objective of this interpretation is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This interpretation changes that, by requiring a variable interest entity to be consolidated by a company only if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Company is required to apply FIN 46, as revised, to all entities subject to it no later than the end of the first reporting period ending after March 15, 2004. However, prior to the required application of FIN 46, as revised, the Company shall apply FIN 46 or FIN 46
(R) to those entities that are considered to be special-purpose entities as of the end of the first fiscal year or interim period ending after December 15, 2003. The adoption of this interpretation did not have a material effect on the Company's consolidated financial statements.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements: (1) enactment of adverse government regulation; (2) competitive pressures among depository and other financial institutions may increase significantly and have an effect on pricing, spending, third-party relationships and revenues; (3) the strength of the United States economy in general and specifically the strength of the New England economies may be different than expected, resulting in, among other things, a deterioration in overall credit quality and borrowers' ability to service and repay loans, or a reduced demand for credit, including the resultant effect on the Bank's loan portfolio, levels of charge-offs and non-performing loans and allowance for loan losses; (4) changes in the interest rate environment may reduce interest margins and adversely impact net interest income; and (5) changes in assumptions used in making such forward-looking statements. Should one or more of these risks materialize or should underlying beliefs or assumptions prove incorrect, Slade's Ferry Bancorp.'s actual results could differ materially from those discussed. All subsequent written and oral forward-looking statements attributable to Slade's Ferry Bancorp. or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth above. Slade's Ferry Bancorp. does not intend or undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to our Consolidated Financial Statements filed within form 10-K for the year ended December 31, 2003. In preparing financial information, management is required to make significant judgements, estimates, and assumptions that impact the reported amounts of certain assets, liabilities, revenues and expenses. The accounting principles followed by the Company and the methods of applying these principles conform to accounting principles generally accepted in the United States, and general banking practices. The Company considers the following to be its critical accounting policies: allowance for loan losses, goodwill and other intangible assets other than temporary impairment of investments, and deferred taxes.

Allowance for loan losses. Establishing an appropriate level of allowance for loan losses involves a high degree of judgement. The allowance for loan losses is established through a charge or credit to the provision for loan losses, and is based on management's projection of the adequate level of the allowance in relation to the inherent loss exposure in the loan portfolio. On a monthly basis, management evaluates the adequacy of the allowance which includes a formal analysis which considers, among other factors, business and economic conditions and industry trends, the size and characteristics of the loan portfolio, delinquency trends, charge-off experience, loan growth, nonaccrual loan trends, and portfolio migration information. Although management uses available information to project the appropriate level of the allowance which is based on factors and risk identification procedures discussed in "Item I Business - Summary of Loan Loss

Experience," the use of judgements and projections may change in the future. Changes in factors or assumptions used by management to determine the adequacy of the allowance or the availability of new information could cause the allowance for loan losses to be increased or decreased in future periods. In addition, bank regulatory agencies, as part of their examination process, may require the Company to recognize adjustments to the allowance based on their judgements and projections.

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

Deferred tax estimates. The Company uses the asset and liability method for accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. The Company must also assess the probability that deferred tax assets will be recovered from future taxable income, and establish a valuation allowance for any assets determined not likely to be recovered. Management exercises judgement in evaluating the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income. These judgements are estimates and assumptions and are reviewed on a continuing basis.

Financial Condition

Total assets increased by $74.0 million, or 16.8%, from $439.4 million at December 31, 2003 to $513.4 million at March 31, 2004. The increase in total assets during the first three months of 2004 was mainly attributable to cash and cash equivalents experiencing a 273.1% increase. A portion of the increase in total assets was generated by deposit growth of $67.1 million. In addition, the Bank participated in a trust preferred offering which raised gross proceeds in the amount of $10.3 million, providing the Company with additional regulatory capital that will be used to fund continued growth of the institution.

Cash and cash equivalents increased by $62.0 million, from $22.7 million reported as of year-end 2003 to $84.7 million at March 31, 2004. Cash and cash equivalents, for purposes of reporting cash flows, include cash, amounts due from banks, interest-bearing demand deposits with other banks, federal funds sold, overnight deposit with the Federal Home Loan Bank, and money market mutual funds. The increase in cash and cash equivalents reflects deposit growth and the proceeds of the offering of trust preferred securities, offset in part by loan growth.

Total investments, excluding Federal Home Loan Bank stock, decreased by $5.7 million from $58.5 million reported at December 31, 2003 to $52.8 million at March 31, 2004. The decrease in investments of $5.7 million combined with the $67.1 million increase in deposits provided the liquidity to fund gross loan growth of approximately $17.6 million, and contributed to the Federal Funds Sold and overnight deposit position of $66.0 million.

The investment portfolio represents a component of the Company's assets and consists of securities in the Held-to-Maturity category and securities in the Available-for-Sale category. The designation is determined at the time of purchase.

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

Investment Securities Held-to-Maturity are securities that the Company will hold to maturity and are carried at amortized cost on the balance sheet, and are summarized as follows as of March 31, 2004:


                                             Amortized     Gross Unrealized    Gross Unrealized
(Dollars In Thousands)                       Cost Basis      Holding Gains      Holding Losses     Fair Value
-------------------------------------------------------------------------------------------------------------

U. S. Treasury securities and obligations
 of U. S. Government Corporations
 and Agencies                                $9,930              $601                $  0            $10,531
Total                                        $9,930              $601                $  0            $10,531

Securities in the Available-for-Sale category are securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. These securities may be sold in response to interest rate changes, liquidity needs or other factors. Any unrealized gain or loss, net of taxes, for the Available-for-Sale securities, is reflected in Stockholders' Equity as a separate component.

Investments in Available-for-Sale securities are carried at fair value on the balance sheet and are summarized as follows as of March 31, 2004:


                                                           Gains in            Losses in
                                                      Accumulated Other    Accumulated Other
                                        Amortized       Comprehensive        Comprehensive
(Dollars In Thousands)                  Cost Basis          Income               Income         Fair Value
----------------------------------------------------------------------------------------------------------

Debt Securities issued by the U. S.
 Treasury and other U. S. Government
 Corporations and Agencies                $24,401            $144                 $117            $24,428
Marketable Equity Securities                3,999             185                  329              3,855
Mortgage-backed Securities                 12,597             490                    0             13,087
Corporate Debt Securities                   1,406              57                    0              1,463
Total                                     $42,403            $876                 $446            $42,833

The Available-for-Sale securities category at March 31, 2004 had net unrealized gains, net of taxes, of $250,040 of which $345,854 are net unrealized gains (net of tax) attributed to securities of the U.S. Treasury, other U.S. Government corporations and agencies, corporate bonds, and mortgage-backed securities, and $95,814 are net unrealized losses (net of tax) attributable to marketable equity securities.

Securities of the U.S. Treasury, U.S. Government corporations and agencies, and mortgage-backed securities have little or no credit risk, other than being sensitive to changes in interest rates; and if held-to-maturity, these securities will mature at par. The Company amortizes premiums and accretes discounts over the life of the securities.

Marketable equity securities, however, have a greater risk as they are subject to market fluctuations. These securities are constantly monitored and evaluated to determine their suitability for sale, retention in the portfolio, or possible writedowns due to impairment issues. Management minimizes its risk by limiting the total amount invested into marketable equity securities. At March 31, 2004, the amount invested in marketable equity securities was 9.3% of the total market value of the investment portfolio distributed over various industry sectors.

Total gross loans increased by $17.6 million, or 5.2%, from $336.1 million reported December 31, 2003, to $353.7 million at March 31, 2004. Residential mortgage and home equity loans increased by $14.3 million, to $161.5 million as of March 31, 2004, compared to $147.2 reported at year-end 2003. Commercial real estate increased by $5.0 million, from $140.6 million reported December 31, 2003, to $145.6 million at March 31, 2004. The commercial, construction and consumer portfolios decreased slightly by $0.6 million, $0.9 million and $0.2 million, respectively in 2004.

The loan portfolio continues to diversify. The largest segment of the Bank's loan portfolio is residential real estate and home equity loans representing 45.7% of total loans as of March 31, 2004 compared to 43.8% as of December 31, 2003. These loans are comprised of first mortgages on one- to four-family properties, mortgages on multi-family properties, and second mortgages on one- to four-family properties.

Another component of the loan portfolio is commercial real estate loans representing 41.2% of the total loans as of March 31, 2004 compared to 41.8% as of December 31, 2003. These loans are collateralized by various types of commercial properties, without any predominant type of property or concentration of credit in any one industry.

The following table shows the Company's amount of loans by category at the end of March 31, 2004 and December 31, 2003.


(In Thousands)                                     March 31, 2004    December 31, 2003
--------------------------------------------------------------------------------------

Commercial, financial and agricultural                $ 33,340            $ 33,980
Real estate - construction and land development          9,454              10,346
Residential real estate                                161,491             147,178
Commercial real estate                                 145,615             140,572
Consumer                                                 3,751               3,961
Other                                                       95                  57
--------------------------------------------------------------------------------------
Total gross loans                                      353,746             336,094
Allowance for loan losses                               (4,445)             (4,154)
Unearned income                                           (526)               (443)
--------------------------------------------------------------------------------------

Net loans                                             $348,775            $331,497
======================================================================================

          INFORMATION WITH RESPECT TO NONACCRUAL AND PAST DUE LOANS AT MARCH 31, 2004 AND 2003 AND DECEMBER 31, 2003 AND 2002


                                                           At March 31,          At December 31,
(Dollars In Thousands)                                   2004        2003        2003        2002

Nonaccrual Loans                                       $    210     $  509     $    407     $  635
Loans 90 days or more past due and still accruing             0        194            0          8
Real estate acquired by foreclosure
 or substantively repossessed                                 0          0            0          0
Percentage of nonaccrual loans to total gross loans        0.06%      0.19%        0.12%      0.24%
Percentage of nonaccrual loans, restructured loans,
 and real estate acquired by foreclosure or
 substantively repossessed to total assets                 0.04%      0.13%        0.09%      0.16%
Percentage of allowance for loan losses
 to nonaccrual loans                                   2,116.67%    979.57%    1,020.64%    764.41%

The $210,000 in nonaccrual loans as of March 31, 2004 consists mainly of $158,000 of real estate mortgages and $43,000 attributed to commercial loans. There were no restructured loans included in nonaccrual loans for the first three months of 2004.

Nonperforming assets include nonaccrual loans, loans past due 90 days or more and still accruing, restructured loans not performing in accordance with amended terms, and other real estate acquired through foreclosure. Nonperforming assets as a total decreased by $197,000, from $407,000 reported on December 31, 2003 to $210,000 as of March 31, 2004.

The percentage of nonaccrual loans to total gross loans decreased from 0.12% reported at the year end 2003 to 0.06% at March 31, 2004 due to a decrease in the nonaccrual category and the increase in the total loan portfolio. The percentage of nonaccrual loans and real estate acquired by foreclosure or substantively repossessed to total assets also decreased due to the decrease in nonaccrual loans and increases in total assets.

    INFORMATION WITH RESPECT TO INTEREST ON NONACCRUAL AND PAST DUE LOANS
          AT MARCH 31, 2004 AND 2003 AND DECEMBER 31, 2003 AND 2002


                                                 At March 31,    At December 31,
(In Thousands)                                   2004    2003     2003     2002

Nonaccrual Loans                                 $210    $509     $407     $635

Interest income that would have been recorded
 during the period under original terms            12      10       41      303

Interest income recorded during the period          0       3       30      121

The Company stops accruing interest on a loan once it becomes past due 90 days or more unless there is adequate collateral and the financial condition of the borrower is sufficient. When a loan is placed on nonaccrual status, all previously accrued but unpaid interest is reversed and charged against current income. Interest is thereafter recognized in that category only when payments are received and the loan become current.

Loans in the nonaccrual category will remain in that category until the possibility of collection no longer exists, the loan is paid off, or the loan becomes current. When a loan is determined to be uncollectible, it is then charged off against the allowance for loan losses.

Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" applies to all loans except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, loans measured at fair value or at a lower of cost or fair value, leases, and debt securities as defined in Statement 115. Statement 114 requires that impaired loans be valued at the present value of expected future cash flows discounted at the loan's effective interest rate or as a practical expedient, at the loan's observable market value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principle or interest when due according to the contractual terms of the loan agreement.

At March 31, 2004 there were $1,686,251 of loans which the Company has determined to be impaired, with a related allowance for credit losses of $246,024. In addition, principal reductions, loan payoffs, charged off balances, loan upgrades, and a change in our impairment identification methodology are other factors resulting in a decrease of impaired loans.

There were no other loans classified for regulatory purposes as of March 31, 2004 that management expects will materially impact future operating results, liquidity or capital resources.

                  ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES


                                                              Three Months            Years Ended
                                                            Ended March 31,           December 31,
(Dollars In Thousands)                                      2004        2003        2003        2002

Balance at January 1                                      $ 4,154     $ 4,854     $ 4,854     $ 5,484
Charge-offs:
  Commercial, financial and agricultural                        0           0         (10)       (336)
  Commercial real estate                                        0           0           0           0
  Residential real estate                                       0         (10)       (169)        (20)
  Consumer                                                     (4)        (14)        (32)        (26)
Total charge-offs                                              (4)        (24)       (211)       (382)
Recoveries:
  Commercial, financial and agricultural                       21           6          55          17
  Commercial real estate                                        0           0           0           0
  Residential real estate                                      24           7          44          38
  Consumer                                                      4           2          14           7
Total recoveries                                               49          15         113          62
Net (charge-offs) recoveries                                   45          (9)        (98)       (320)
Provision (benefit) charged to (increasing) operations        246         141        (602)       (310)
Balance at end of period                                  $ 4,445     $ 4,986     $ 4,154     $ 4,854
Ratio of net charge-offs to
 average loans outstanding                                (0.0013%)   (0.0100%)   (0.0300%)   (0.1300%)

The allowance for loan losses at March 31, 2004 was $4,445,000, compared to $4,154,000 at year-end 2003. The allowance for loan losses as a percentage of outstanding loans was 1.26% at March 31, 2004, and 1.24% at December 31, 2003.

The level of the allowance for loan losses is evaluated monthly by management and reviewed by the Board of Directors. Factors considered in the evaluation process include growth of the loan portfolio, risk characteristics of the loan types in the portfolio, the value of underlying collateral, delinquency and charge off trends, current economic conditions within the Bank's market area, and various other external and internal factors. The allowance for loan losses is maintained at a level that management considers to be adequate to absorb estimated losses within our loan portfolio. Management's assessment of the adequacy of the allowance for loan losses is reviewed annually by an independent loan review consultant, the Company's independent auditors, and regulatory agencies.

As the composition of our loan portfolio gradually changes and diversifies from higher credit risk weighted loans, such as commercial real estate and commercial and industrial, to residential and home equity loans, less reserve allowance will be required. Due to the continued changes in the loan portfolio, stronger underwriting guidelines, the sale of loans previously deemed substandard, and overall improvement in credit quality of existing loans, the overall credit risk embedded in the loan portfolio decreased. Charge-offs of loans were $211,000 in 2003, $382,000 in 2002, $4,000 in the first three months ended March 31, 2004, and $24,000 for the same period in 2003. Recoveries of loans previously charged off were $113,000 in 2003, $62,000 in 2002, $49,000 in the first three months ended March 31, 2004, and $15,000 for the same period in 2003. Management believes that the allowance for loan losses of $4,445,000 as of March 31, 2004 is adequate to cover potential losses in the loan portfolio, based on current information available to management.

The Bank must maintain an allowance for loan losses at a level that is sufficient to absorb the projected credit losses associated with the loan portfolio. Projected credit losses should reflect consideration of all significant factors that affect repayment as of the evaluation date. Projected losses on loan categories should reflect historical net charge-off levels for similar loans, adjusted for changes in current conditions or other relevant factors. Calculation of historical charge-off rates can range from a simple average of net charge-offs over a relevant period, to more complex techniques such as migration analysis.

This table shows an allocation of the allowance for loan losses as of the end of each of the periods indicated.


                                     March 31, 2004           December 31, 2003          December 31, 2002
                                             Percent of                 Percent of                 Percent of
                                              Loans in                   Loans in                   Loans in
                                                Each                       Each                       Each
                                              Category                   Category                   Category
                                              to Total                   to Total                   to Total
                                Amount          Loans      Amount          Loans      Amount          Loans
                                -----------------------------------------------------------------------------
                                (Dollars In Thousands)

Domestic:
  Commercial(5)                 $  976(1)        9.42%     $  943(1)       10.11%     $1,155(1)       11.60%
  Real estate - Construction        51           2.67          52           3.08          70           5.31
  Real estate - mortgage         3,302(2)       86.82       3,071(2)       85.62       3,465(2)       80.48
  Consumer(3)                      116(4)        1.09          88(4)        1.19         164(4)        2.61
                                $4,445         100.00%     $4,154         100.00%     $4,854         100.00%

<F1>  Includes amounts specifically reserved for impaired loans of $235,588 as of March 31, 2004, $251,280 as of December 31, 2003, and $412,761
      as of December 31, 2002 as required by Financial Accounting Standard No. 114, Accounting by Creditors for Impairment of a Loan. (SFAS No.
      114)
<F2>  Includes amounts specifically reserved for impaired loans of $7,827 as of March 31, 2004, $23,621 as of December 31, 2003, and $34,757 as of
      December 31, 2002 as required by SFAS No. 114.
<F3>  Includes consumer, obligations of states and political subdivisions and other.
<F4>  Includes amounts specifically reserved for impaired loans of $118 as of March 31, 2004, $170 as of December 31, 2003, and $29,606 as of
      December 31, 2002 as required by SFAS No. 114.
<F5>  Includes commercial, financial, agricultural and nonprofit loans.

Commercial real estate loans represent 41.2% of gross loans. Residential real estate, including home equity loans, represents 45.7% of gross loans. The Company requires a loan to value ratio of 80% in both commercial and residential mortgages. These mortgages are secured by real properties which have a readily ascertainable appraised value.

Real estate residential loans are both loans secured by one-to four-family property and home equity loans. Home equity loans are generally revolving lines of credit and are typically secured by second mortgages on one-to-four family owner-occupied properties.

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

Commercial loans consist of loans predominantly collateralized by inventory, furniture and fixtures, and accounts receivable. In assessing the collateral for this type of loan, management applies a 50% liquidation value to inventories; 25% to furniture, fixtures and equipment; and 70% to accounts receivable less than 90 days of invoice date. Commercial loans represent 9.4% of the loan portfolio as of March 31, 2004, compared to 11.0% as of March 31, 2003.

Consumer loans are both secured and unsecured borrowings and, at March 31, 2004, represents only 1.2% of the total loan portfolio, compared to 2% at March 31, 2003. These loans have a higher degree of risk than residential mortgage loans. The underlying collateral of a secured consumer loan tends to depreciate in value. Consumer loans are typically made based on the borrower's ability to repay the loan through continued financial stability. The Company endeavors to minimize risk by reviewing the borrower's repayment history on past debts, and assessing the borrower's ability to meet existing obligations on the proposed loans.

Total deposits at March 31, 2004 were $400.3 million, an increase of $67.2 million or 20.2%, compared to $333.1 million at December 31, 2003. Savings deposit balances and money market accounts increased by $44.7 million during the quarter. Term certificates of deposit as of March 31, 2004 increased by $33.4 million when compared to December 31, 2003. This increase was primarily the result of marketing campaigns designed to attract new customers and deposits. These new deposits were partially offset by a net decrease in NOW accounts from December 31, 2003 of $1.7 million.

Total borrowed funds were $56.1 million at March 31, 2004, as compared to $60.5 million at December 31, 2003, for a decrease of $4.4 million. A short-term borrowing issuance was repaid in the amount of $4.3 million during the first quarter of 2004 as a result of liquidity from our successful deposit campaign.

On March 17, 2004, Slade's Ferry Capital Trust I (the "Trust"), a Connecticut Statutory trust formed by the Company, completed the sale of $10.0 million of floating rate trust preferred securities (liquidation amount of $1,000 per security) in a private placement as part of a pooled trust preferred securities transaction. The Trust also issued common securities to the Company and used the net proceeds from the offering to purchase a like amount of floating rate junior subordinated deferrable interest debentures of the Company. The subordinated debentures are the sole assets of the Trust. The Company contributed $10 million of the proceeds from the sale of the subordinated debentures to the Bank as Tier I Capital to support the Bank's growth. Total expenses associated with the offering approximating $140,000 at March 31, 2004 are included in other assets and are being amortized on a straight-line basis over the life of the subordinated debentures.

The trust preferred securities accrue and pay distributions quarterly on March 17, June 17, September 17 and December 17 of each year, commencing on June 17, 2004, at a floating rate of 3-Month LIBOR plus 2.79% of the stated liquidation amount of $1,000 per trust preferred security. At March 31, 2004, this rate was 3.90%. The Company has fully and unconditionally guaranteed all of the obligations of the Trust, including the semi-annual distributions and payments on liquidation or redemption of the trust preferred securities.

The trust preferred securities are mandatorily redeemable upon the maturing of the subordinated debentures on March 17, 2034 or upon earlier redemption as provided in the Indenture. The Company has the right to redeem the subordinated debentures, in whole or in part, on or after March 17, 2009 at the liquidation amount, plus any accrued but unpaid interest to the redemption date.

In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. In December 2003, the FASB issued a revision to FIN 46 (FIN 46R) to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. FIN 46R is effective for public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by small business issuers to variable interest entities other than special-purpose entities is required for periods ending after December 15, 2004. This change is not expected to have a material effect on the Company's consolidated financial statements.

Total stockholders' equity increased by $1.1 million, from $42.7 million as reported on December 31, 2003, to $43.8 as of March 31, 2004. A portion of this increase during the first three months of 2004 resulted from net income of $0.6 million, and dividend reinvestments of $0.2 million, partially offset by dividends declared of $0.4 million.

Results of Operations
---------------------

The Company's operating performance is dependent on net interest and dividend income, which is the difference between interest income earned on loans and investments and interest expense paid on deposits and borrowed funds. The level of net interest income achieved is significantly impacted by several factors such as economic conditions, interest rates, asset/liability management, and corporate tax and strategic planning. Total interest and dividend income for March 31, 2004 increased by $419,601 or 8.3% to $5,480,385 when compared to $5,060,784 recorded during the same period in 2003. Interest and dividends on loans increased $725,663, or 17.4%, to $4.9 million for the three months ended March 31, 2004 from $4.2 million for the three months ended March 31, 2003. The change was due to the increase in the commercial and residential loan portfolios. Interest and dividend income on investments decreased $319,453 or 37.6%. The decrease was due to the decline in the average balance of investments and a decrease in the yield on the Company's investment portfolio. Total interest expensed increased by $188,124 during March 31, 2004 when compared to $1,545,286 recorded during the same period in 2003. This increase was due to additional interest on FHLB borrowings and interest expense associated with subordinated debentures entered into during March of 2004. The Company's net interest margin decreased by 53 basis points from 3.95% reported at March 31, 2003 to 3.42% as of March 31, 2004.

The provision for loan losses is a charge against earnings and funds the allowance for loan losses. It is management's desire to maintain the allowance for loan losses at a level that is adequate to absorb losses inherent within the loan portfolio. In determining the appropriate level of the allowance for loan losses, management takes into consideration past and anticipated loss experience, prevailing economic conditions, evaluations of underlying collateral, and the volume of the loan portfolio and balance of nonperforming and classified loans. Management assesses the allowance for loan losses on a monthly basis. A provision was made during the first quarter of 2004 to adequately absorb any credit risk remaining in the portfolio. The Company's provision during the three month period ended March 31, 2004 was $246,215, compared to $141,000 for the same period in 2003.

Total noninterest income increased by $88,992 or 18.7% to $563,658 for the three months ending March 31, 2004, compared to $474,666 for the same period in 2003. This increase is associated with gains on the sales of securities, increases in service charges on deposit accounts and an increase in cash surrender value of life insurance, offset by a decrease in customer investment commission fees, rental income, safe deposit box rentals, ATM and debit card usage fees and stop payment fees. Service charges on deposit accounts increased slightly by $11,729, from $133,768 reported as of March 31, 2003, to $145,497 as of March 31, 2004. The cash surrender value of bank owned life insurance policies associated with both the directors' and executive officers' life insurance programs increased by $29,534. Other income decreased slightly by $29,742 when compared to the first three months of 2003.

Total noninterest expense decreased by $116,508, to $3,110,480 recorded during the first three months ending March 31, 2004, compared to $3,226,988 reported for the same period in 2003. Salaries and employee benefits increased by $178,428, or 10.0%, from $1,789,437 reported for the first three months of 2003, to $1,967,865 expensed for the same period in 2004. The increase was attributable to additions in staff to support consumer lending activities, sales incentive commissions paid for achieving sales production targets, general salary increases due to annual performance reviews, and annual bonuses. A Chief Operating Officer/Chief Financial Officer was also hired in the second quarter of 2003, and, during the third quarter of 2003, a Director of Retail and an Investment Executive were hired. Occupancy expense totaled $231,365 during the first three months of 2004, compared to $262,981 in 2003, a decrease of $31,616 primarily due to a cost savings achieved through closing a branch office in Swansea during 2003.

The expenses for stationary and supplies decreased by $16,619 from $60,204 reported as of March 31, 2003 to $43,585 reported for the same period in 2004. This decrease was due to new inventory control procedures and the closing of one branch office.

Professional fees decreased by $16,340, from $242,880 for the first three months of 2003, to $226,540 reported for the same period in 2004. This decrease reflects reduced costs associated with consultants for marketing, advertising, investment advisory, strategic planning, pension actuaries, and information technology.

Marketing expenses attributed to production and media costs, print advertising, and other direct marketing decreased by $37,458 or 39.7%, to $56,815 for the three months ending March 31, 2004, from $94,273 for the same period in 2003. As the Company launches new deposit products and internet banking services, the Company expects these costs to rise.

The following table sets forth the components of other expense. This table reflects a decrease of $216,816 to $437,232 from $654,048 for the three month period ending March 31, 2004.


                                                                    Three Months
                                                           2004        2003       Variance

Communications/postage                                   $ 86,636    $ 90,949    $  (4,313)
Committee fees                                             56,300      39,800       16,500
Interest expense (associated with REIT tax treatment)           0     226,742     (226,742)
Other various expenses                                    294,296     296,557       (2,261)
Other expense total                                      $437,232    $654,048    $(216,816)

Interest expense (associated with REIT tax treatment) decreased $226,742 from the prior period.

The quarterly results of operations for the period ended March 31, 2003 have been revised from that previously reported to remove the extraordinary item. The extraordinary item treatment previously presented was revised, and its individual components were reclassed to income tax expense of $1,058,324 and $226,742 to other expense. See Footnote 20 to the Company's audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2003 filed with the U.S. Securities and Exchange Commission.

Income before income taxes totaled $953,938 as of the first quarter of 2004, an increase of $331,762, or 53.3% as compared to $622,176 reported as of March 31, 2003. Applicable taxes decreased by $1,006,412 to $307,944 when compared to $1,314,356 reported for March 31, 2003.

The Company's net earnings for the three months ended March 31, 2004 was $645,994, or $0.16 per share (basic and diluted) from a net loss of $692,180, or $(0.18) per share (basic and diluted) for the same period in the previous year. The loss in 2003 was the result of a $1.3 million charge taken in accordance with a change in state legislation, which denied the deduction for dividends received from real estate investment trusts retroactively to 1999.

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

The Bank also has the ability to borrow funds for liquidity purposes from correspondent banks, the Federal Home Loan Bank, as well as the Federal Reserve Bank of Boston, by pledging various investment securities as collateral, and in the case of FHLB borrowings, one to four family residential loans are secured as collateral. Borrowings from the Federal Home Loan Bank decreased by approximately $4.4 million from December 31, 2003 to March 31, 2004. During 2003, the Bank took advantage of the favorable low interest rate environment to draw down some longer term structured funding opportunities, and to hedge against any possible interest rate risk as a result of the increase in long term, fixed rate residential mortgages. As of March 31, 2004, the Bank had approximately $15.9 million in available borrowing capacity with the FHLB that is contingent upon the purchase of additional FHLB stock.

Excess available funds are invested on a daily basis into Federal Funds Sold. An appropriate level of Federal Funds Sold is maintained to meet loan commitments, anticipated loan growth and deposit forecasts. Funds exceeding this level are then used to purchase investment securities that are suitable in yields and maturities for the investment portfolio.

Liquidity during the first three months of 2004 was primarily provided by a net increase in deposits of $67.1 million, trust preferred securities of $10.3 million, and proceeds from maturities and calls of securities totaling $6.9 million. These were offset by purchases of securities of $852,000, loan originations, and principal collections. Other factors affecting liquidity included cash provided by other operating activities and cash used in financing activities as indicated in the consolidated statements of cash flows.

Capital
-------

Total stockholders' equity was $43.8 million at March 31, 2004, as compared to $42.7 million at December 31, 2003, an increase of $1.1 million. This increase during 2004 resulted primarily from net income of $646,000 for the three months ended March 31, 2004, which was partially offset by dividends declared of $361,000.

The increase in capital was a combination of several factors, including three months earnings of $645,994 and transactions originating through the Dividend Reinvestment Program whereby 1,733 shares were issued for optional cash contributions of $38,573 and 7,391 shares were issued for $162,743 in lieu of cash dividend payments. There were also stock options exercised resulting in the issuance of common stock totaling $327,425, including a tax benefit. These additions were offset by dividends declared of $361,011.

Capital also increased as a result of a decrease in the accumulated other comprehensive loss, which reflects net unrealized gains or losses, net of taxes, on securities classified as Available-for-Sale and the minimum pension liability adjustment. On December 31, 2003, the Available-for-Sale portfolio had unrealized losses, net of taxes, of $9,740, and on March 31, 2004, as a result of the change in market values, the portfolio had unrealized gains, net of taxes, of $250,040. There was no change in the minimum pension liability adjustment of $595,879, net of taxes, recorded December 31, 2003.

Under the requirements for Risk Based and Leverage Capital of the federal banking agencies, a minimum level of capital will vary among banks based on safety and soundness of operations. Risk Based Capital ratios are calculated with reference to risk-weighted assets, which include both on and off balance sheet exposure.

In addition to meeting the required levels, the Company and the Bank's capital ratios meet the criteria of the "well capitalized" category established by the federal bank regulatory agencies as of March 31, 2004.

At March 31, 2004 the actual total Risk Based Capital of the Bank was $43,693,000 for Tier 1 Capital, exceeding the minimum requirements of $14,079,920 by $29,613,080. Total Capital of $48,094,000 exceeded the minimum requirements of $28,159,840 by $19,934,160 and Leverage Capital of $43,693,000 exceeded the minimum requirements of $18,652,000 by $25,040,920. In addition to the "minimum" capital requirements, "well capitalized" standards have also been established by the Federal Banking Regulators.

The table below illustrates the capital ratios of the Company and the Bank on March 31, 2004 and at December 31, 2003.




                               Well         March 31, 2004    December 31, 2003
                           Capitalized    ----------------    -----------------
                           Requirement    Bancorp     Bank    Bancorp     Bank
                           ----------------------------------------------------

Total Capital (to Risk
Weighted Assets)               >10%        16.77%    13.60%    13.64%    11.48%

Tier 1 Capital (to Risk
Weighted Assets)               > 6%        12.49%    12.41%    12.39%    10.23%

Leverage Capital (to
Average Assets)                > 5%         8.78%     9.37%     9.33%     7.75%

The Bank was required to maintain a 7% Tier 1 Leverage Capital ratio while under the informal agreement with the Massachusetts Commissioner of Banks and the Federal Deposit Insurance Corporation which was originally entered into in 2000, and revised in March of 2003. As a result of the improved condition and operation of the Bank, the informal agreement was terminated effective January 22, 2004.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.


ITEM 3

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

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

The Company's Finance/Investment Committee, comprised of designated executive management and directors is responsible for managing and monitoring interest rate risk, and reviewing with the Board of Directors, at least quarterly, the Bank's interest rate risk positions, the impact changes in interest rates would have on net interest income, and the maintenance of interest rate risks within approved guidelines.

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

The simulation model currently utilizes a 300 basis point increase in interest rates and a 75 basis point decrease in rates. Due to the existing low interest rate environment in effect with the average Federal Funds overnight rate trading below .75%, the simulation model only reduces rates downward by 75 basis points. The interest rate movements used assume an instant and parallel change in interest rates, and no implementation of any strategic plans are made in response to the change in interest rates. Prepayment speeds for loans are based on median dealer forecasts for each interest rate scenario.

The following table reflects the Company's estimated exposure as a percentage of estimated net interest income for the next twelve months, assuming an immediate change in interest rates as set forth below:


                        Estimated Exposure as a Percentage
      Rate Change             of Net Interest Income
      (Basis Points)              March 31, 2004

           +300                        (.56)%
           -75                        (3.69)%

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

                                   PART II

                              Other Information

ITEM 1

Legal Proceedings
-----------------

None.

ITEM 2

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity
Securities

During the three months ended March 31, 2004, the Company did not repurchase any of its common stock. The Company currently does not have a stock repurchase program in place.

ITEM 3

Defaults Upon Senior Securities

None.

ITEM 4

Submission of Matters to a Vote of Security Holders

None.

ITEM 5

Other Information

None.


ITEM 6

Exhibits and Reports on Form 8-K
--------------------------------

(a)   Exhibits: See exhibit index.

(b) A report on Form 8-K, dated April 14, 2004, was furnished to the Securities and Exchange Commission reporting under Item 12 the release of information concerning the first quarter 2004 results of operations and financial condition.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SLADE'S FERRY BANCORP.
                                       ---------------------------------
                                       (Registrant)

May 13, 2004                           /s/ Mary Lynn D. Lenz
------------                           ---------------------------------
(Date)                                 (Signature)    Mary Lynn D. Lenz
                                      President/Chief Executive Officer


May 13, 2004                           /s/ Deborah A. McLaughlin
------------                           ---------------------------------
(Date)                                 (Signature) Deborah A. McLaughlin
                                                Chief Operating Officer/
                                                Chief Financial Officer

                                EXHIBIT INDEX

Exhibit No.    Description                                               Item
-----------    -----------                                               ----

    3.1        Articles of Incorporation of Slade's Ferry
               Bancorp., as amended                                      (1)

    3.2        Bylaws of Slade's Ferry Bancorp., as amended              (2)

    4.1        Articles of Incorporation of Slade's Ferry
               Bancorp., as amended (See Exhibit 3.1and 3.2)             (1)


    4.2        Bylaws of Slade's Ferry Bancorp., as amended
               (See Exhibit 3.2)                                         (2)

   10.1        Slade's Ferry (formerly Weetamoe) Bancorp. 1996
               Stock Option Plan, as amended                             (3)

   10.2        Supplemental Executive Retirement Agreement
               between Slade's Ferry (formerly Weetamoe) Bancorp.
               and Donald T. Corrigan                                    (5)

   10.3        Supplemental Executive Retirement Agreement
               between Slade's Ferry (formerly Weetamoe) Bancorp.
               and Manuel J. Tavares                                     (2)

   10.4        Swansea Mall Lease                                        (4)

   10.5        Form of Director Supplemental Retirement Program
               Director Agreement, Exhibit 1 thereto (Slade's
               Ferry Trust Company Director Supplemental
               Retirement Program Plan) and Endorsement Method
               Split Dollar Plan Agreement thereunder for
               Thomas B. Almy. (Similar forms of agreement entered
               into between Slade's Ferry Trust Company and the
               other directors)                                          (6)

   10.6        Form of Directors' Paid-up Insurance Policy for
               Thomas B. Almy (part of the Director supplemental
               Retirement Program). (Similar forms of policy
               entered into by Company for other directors)              (7)

   10.7        Severance Agreement ("Release of All Demands") with
               James D. Carey                                            (9)

   10.8        Supplemental Executive Retirement Agreement between
               Slade's Ferry Bancorp. and Mary Lynn D. Lenz             (10)

   10.9        Change-in-Control Severance Agreement between
               Slade's Ferry Bancorp., Slade's Ferry Trust
               Company and Mary Lynn D. Lenz                            (10)

   10.10       Confidentiality and Non-Solicitation Agreement
               between Slade's Ferry Bancorp. and Mary Lynn D. Lenz     (10)

   11.1        Computation of Per Share Earnings

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