Form 10-Q
period 2004-06-30
SLADES FERRY BANCORP
filed 2004-08-13
CIK 857499

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISION
                           Washington, D.C. 20549

                                  FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 2004
                  -------------

Commission file number 000-23904
                       ---------

                           SLADE'S FERRY BANCORP.
          --------------------------------------------------------
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


    Common stock ($0.01 par value) 4,059,809 shares as of July 31, 2004.
    --------------------------------------------------------------------

                              TABLE OF CONTENTS

                                   Part I

ITEM 1 - Financial Statements of Slade's Ferry Bancorp. and Subsidiary     2

         Condensed Consolidated Balance Sheets - June 30, 2004
          (Unaudited) and December 31, 2003
         Condensed Consolidated Statements of Income and Expense
          (Unaudited) - 6 Months Ended June 30, 2004 and 2003
         Condensed Consolidated Statements of Income and Expense
          (Unaudited) - 3 Months Ended June 30, 2004 and 2003
         Condensed Consolidated Statement of Changes in Stockholders'
          Equity (Unaudited) - 6 Months Ended June 30, 2004
         Condensed Consolidated Statements of Cash Flows (Unaudited) - 6
          Months Ended June 30, 2004 and 2003
         Notes to Condensed Consolidated Financial Statements (Unaudited)

ITEM 2 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       12

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk       27

ITEM 4 - Controls and Procedures                                          28

                                   Part II


ITEM 1 - Legal Proceedings                                                29

ITEM 2 - Changes in Securities, Use of Proceeds and Issuer Purchases
          of Equity Securities                                            29

ITEM 3 - Defaults upon Senior Securities                                  29

ITEM 4 - Submission of Matters to a Vote of Security Holders              29

ITEM 5 - Other Information                                                30

ITEM 6 - Exhibits and Reports on Form 8-K                                 30

                                   PART I

ITEM 1

Financial Statements
--------------------

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                                   June 30, 2004    December 31, 2003
                                                   ----------------------------------
                                                    (Unaudited)

ASSETS:
Cash, due from banks and interest-bearing
 demand deposits with other banks                  $ 21,342,930       $ 18,642,370
Money market mutual funds                               387,502             63,539
Federal Home Loan Bank overnight deposit             12,000,000                  0
Federal funds sold                                   19,500,000          4,000,000
                                                   -------------------------------
      Cash and cash equivalents                      53,230,432         22,705,909
Interest-bearing time deposits with other banks         100,000            200,000
Investment securities held-to-maturity(1)             9,517,673         11,300,402
Investment securities available-for-sale(2)          75,595,493         47,162,852
Federal Home Loan Bank stock                          3,128,500          3,023,800
Loans, net                                          358,534,393        331,496,525
Premises and equipment                                5,776,447          5,894,736
Goodwill                                              2,173,368          2,173,368
Accrued interest receivable                           1,830,466          1,497,104
Cash surrender value of life insurance               11,373,643         10,980,879
Deferred income tax asset, net                        2,428,283          1,996,213
Other assets                                          1,716,399          1,016,753
                                                   -------------------------------

TOTAL ASSETS                                       $525,405,097       $439,448,541
                                                   ===============================

LIABILITIES & STOCKHOLDERS' EQUITY:
Deposits                                           $411,692,478       $333,144,817
Federal Home Loan Bank advances                      56,481,413         60,474,864
Subordinated debentures                              10,310,000                  0
Other liabilities                                     3,288,419          3,086,719
                                                   -------------------------------

Total liabilities                                   481,772,310        396,706,400
                                                   -------------------------------

STOCKHOLDERS' EQUITY:
  Common stock                                           40,518             39,959
  Paid-in capital                                    29,488,031         28,609,206
  Retained earnings                                  15,219,781         14,698,595
  Accumulated other comprehensive loss               (1,115,543)          (605,619)
                                                   -------------------------------

Total stockholders' equity                           43,632,787         42,742,141
                                                   -------------------------------

TOTAL LIABILITIES &
 STOCKHOLDERS' EQUITY                              $525,405,097       $439,448,541
                                                   ===============================

--------------------
<F1>  Investment securities held-to-maturity have a fair market value of
      $9,792,224 as of June 30, 2004 and $11,851,713 as of December 31,
      2003.
<F2>  Securities classified as available-for-sale are stated at fair value with any unrealized gains or losses reflected as an adjustment in Stockholders' Equity, net of tax effect.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND EXPENSE
                                 (Unaudited)
                           6 MONTHS ENDED JUNE 30,


                                                                     2004           2003
                                                                 --------------------------

INTEREST AND DIVIDEND INCOME:
  Interest and fees on loans                                     $ 9,867,034    $ 8,509,284
  Interest and dividends on investments                            1,207,525      1,586,281
  Other interest                                                     162,535        108,380
                                                                 --------------------------
      Total interest and dividend income                          11,237,094     10,203,945
                                                                 --------------------------
INTEREST EXPENSE:
  Interest on deposits                                             2,447,061      2,447,944
  Interest on Federal Home Loan Bank advances                      1,173,137        651,206
  Interest on subordinated debentures                                117,923              0
                                                                 --------------------------
      Total interest expense                                       3,738,121      3,099,150
                                                                 --------------------------
      Net interest and dividend income                             7,498,973      7,104,795
  Provision (benefit) for loan losses                                376,215       (539,357)
                                                                 --------------------------
      Net interest and dividend income
       after provision (benefit) for loan losses                   7,122,758      7,644,152
                                                                 --------------------------
OTHER INCOME:
  Service charges on deposit accounts                                271,834        278,194
  Overdraft service charges                                          254,787        263,126
  Gain (loss) on sales of available-for-sale securities, net          39,304        (40,918)
  Increase in cash surrender value of life insurance policies        257,763        216,340
  Other income                                                       339,728        293,053
                                                                 --------------------------
      Total other income                                           1,163,416      1,009,795
                                                                 --------------------------
NONINTEREST EXPENSE:
  Salaries and employee benefits                                   4,018,868      3,738,029
  Occupancy expense                                                  420,192        485,013
  Equipment expense                                                  279,697        255,022
  Stationary and supplies                                            109,808        114,282
  Professional fees                                                  476,615        541,676
  Marketing expense                                                  198,468        229,617
  Other expense                                                      865,844      1,070,386
                                                                 --------------------------
      Total noninterest expense                                    6,369,492      6,434,025
                                                                 --------------------------
  Income before income taxes                                       1,916,682      2,219,922
  Income taxes                                                       668,965      1,302,406
                                                                 --------------------------
      NET INCOME (1)                                             $ 1,247,717    $   917,516
                                                                 ==========================
Basic earnings per share                                         $      0.31    $      0.23
                                                                 ==========================
Diluted earnings per share                                       $      0.31    $      0.23
                                                                 ==========================
Basic averages shares outstanding                                  4,028,706      3,956,361
                                                                 ==========================
Diluted average shares outstanding                                 4,077,206      3,979,347
                                                                 ==========================
Dividends per share                                              $      0.18    $      0.18
                                                                 ==========================
Comprehensive income(2)                                          $   737,793    $ 1,119,927
                                                                 ==========================

--------------------
<F1>  The year to date results of operations for the period ended June 30,
      2003 have been revised from that previously reported to remove the extraordinary item. The extraordinary item treatment previously presented was revised, and its individual components were reclassed to income tax expense in the amount of $529,191, and included in other expense is interest of $128,977. See Footnote 20 to the Company's audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2003 filed with the U.S. Securities and Exchange Commission.
<F2>  Calculated using the change in accumulated other comprehensive income
      (loss) for the period and net income for the period.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND EXPENSE
                                 (Unaudited)

                           3 MONTHS ENDED JUNE 30,


                                                                     2004           2003
                                                                 --------------------------

INTEREST AND DIVIDEND INCOME:
  Interest and fees on loans                                     $ 4,974,859    $ 4,342,772
  Interest and dividends on investments                              678,029        737,332
  Other interest                                                     103,821         63,057
                                                                 --------------------------
      Total interest and dividend income                           5,756,709      5,143,161
                                                                 --------------------------
INTEREST EXPENSE:
  Interest on deposits                                             1,324,772      1,220,151
  Interest on Federal Home Loan Bank advances                        578,266        333,713
  Interest on subordinated debentures                                101,673              0
                                                                 --------------------------
      Total interest expense                                       2,004,711      1,553,864
                                                                 --------------------------
      Net interest and dividend income                             3,751,998      3,589,297
  Provision (benefit) for loan losses                                130,000       (680,357)
                                                                 --------------------------
      Net interest and dividend income
       after provision (benefit) for loan losses                   3,621,998      4,269,654
                                                                 --------------------------
OTHER INCOME:
  Service charges on deposit accounts                                126,337        144,426
  Overdraft service charges                                          131,447        141,457
  Gain (loss) on sales of available-for-sale securities, net           4,422              0
  Increase in cash surrender value of life insurance policies        120,059        108,170
  Other income                                                       217,493        141,076
                                                                 --------------------------
      Total other income                                             599,758        535,129
                                                                 --------------------------
NONINTEREST EXPENSE:
  Salaries and employee benefits                                   2,051,003      1,948,592
  Occupancy expense                                                  188,827        222,032
  Equipment expense                                                  132,619        131,857
  Stationary and supplies                                             66,223         54,078
  Professional fees                                                  250,075        298,796
  Marketing expense                                                  141,653        135,344
  Other expense                                                      428,612        416,338
                                                                 --------------------------
      Total noninterest expense                                    3,259,012      3,207,037
                                                                 --------------------------
  Income before income taxes                                         962,744      1,597,746
  Income taxes                                                       361,021        (11,950)
                                                                 --------------------------
      NET INCOME (1)                                             $   601,723    $ 1,609,696
                                                                 ==========================
Basic earnings per share                                         $      0.15    $      0.41
                                                                 ==========================
Diluted earnings per share                                       $      0.15    $      0.40
                                                                 ==========================
Basic averages shares outstanding                                  4,044,758      3,964,054
                                                                 ==========================
Diluted average shares outstanding                                 4,088,168      3,989,285
                                                                 ==========================
Dividends per share                                              $      0.09    $      0.09
                                                                 ==========================
Comprehensive income(2)                                          $    91,799    $ 1,729,607
                                                                 ==========================

--------------------
<F1>  The quarterly results of operations for the period ended June 30, 2003 have been revised from that previously reported to remove the extraordinary item. The extraordinary item treatment previously presented was revised, and its individual components were reclassed to income tax expense (benefit), in the amount of $529,133 and included in other expense is interest of $97,765. See Footnote 20 to the Company's audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2003 filed with the U.S. Securities and Exchange Commission.
<F2>  Calculated using the change in accumulated other comprehensive income
      (loss) for the period and net income (loss) for the period.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                   SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                 (Unaudited)


                                                                                 Accumulated
                                                                                    Other
                                       Common       Paid-in       Retained      Comprehensive
                                        Stock       Capital       Earnings           Loss           Total
                                       ---------------------------------------------------------------------

Balance, January 1, 2004               $39,959    $28,609,206    $14,698,595     $  (605,619)    $42,742,141
Comprehensive income:
  Net income                                                       1,247,717
  Other comprehensive income                                                        (509,924)
    Comprehensive income                                                                             737,793
Issuance of common stock from
 dividend reinvestment plan                143        313,520                                        313,663
Retired common stock shares                (34)       (32,334)                                       (32,368)
Stock issuance relating to optional
 cash contribution plan                     28         66,129                                         66,157
Stock options exercised                    422        531,510                                        531,932
Dividends declared ($.09 per share)                                 (726,531)                       (726,531)
                                       ---------------------------------------------------------------------
Balance, June 30, 2004                 $40,518    $29,488,031    $15,219,781     $(1,115,543)    $43,632,787
                                       =====================================================================


                                                                                 Accumulated
                                                                                    Other
                                       Common       Paid-in       Retained      Comprehensive
                                        Stock       Capital       Earnings           Loss           Total
                                       ---------------------------------------------------------------------

Balance, January 1, 2003               $39,378    $27,693,199    $13,445,335     $   (10,908)    $41,167,004
Comprehensive income:
  Net income                                                         917,516
  Other comprehensive income                                                         202,411
    Comprehensive income                                                                           1,119,927
Issuance of common stock from
 dividend reinvestment plan                241        343,119                                        343,360
Stock issuance relating to optional
 cash contribution plan                     55         77,309                                         77,364
Dividends declared ($.09 per share)                                 (712,859)                       (712,859)
                                       ---------------------------------------------------------------------
Balance, June 30, 2003                 $39,674    $28,113,627    $13,649,992     $   191,503     $41,994,796
                                       =====================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                          SIX MONTHS ENDED JUNE 30,
                                 (Unaudited)


                                                                     2004             2003
                                                                 -----------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $  1,247,717     $    917,516
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Amortization, net of accretion of securities                         71,802          102,291
  (Gains) loss on sales of available-for-sale securities, net         (39,304)          40,918
  Loss on sale of loan                                                      0          103,534
  Change in unearned income                                           127,586           (7,579)
  Provision (benefit) for loan losses                                 376,215         (539,357)
  Depreciation and amortization                                       319,808          309,450
  Increase in cash surrender value of life insurance policies        (257,763)        (216,340)
  Decrease in taxes receivable                                         40,346          (64,241)
  Deferred tax expense                                                      0           52,941
  (Increase) decrease in other assets                                (664,976)          26,300
  Increase in prepaid expenses                                        (75,018)         (52,300)
  (Increase) decrease in interest receivable                         (333,362)          61,451
  Increase (decrease) in other liabilities                             33,466          (24,403)
  Decrease in accrued expenses                                        125,562           71,481
  Increase (decrease) in interest payable                              37,759          (11,764)
  Decrease in minority interest                                             0           (4,500)
                                                                 -----------------------------
      Net cash provided by operating activities                     1,009,838          765,398
                                                                 -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of interest-bearing
   time deposits with other banks                                     100,000                0
  Purchases of available-for-sale securities                      (38,642,723)     (21,955,276)
  Proceeds from maturities and calls of
   available-for-sale securities                                    9,240,839       31,601,021
  Purchases of held-to-maturity securities                                  0       (4,926,305)
  Proceeds from maturities of held-to-maturity securities           1,777,480        1,901,946
  Purchase of Federal Home Loan Bank stock                           (104,700)        (339,000)
  Loan originations and principal collections, net                (27,610,403)     (30,228,939)
  Recoveries of loans previously charged off                           68,734           52,035
  Proceeds from sales of loans                                              0        1,698,230
  Capital expenditures                                               (201,519)        (311,979)
  Investment in life insurance policies                              (135,000)        (670,501)
                                                                 -----------------------------
      Net cash used in investing activities                       (55,507,292)     (23,178,768)
                                                                 -----------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                          SIX MONTHS ENDED JUNE 30,
                                 (Unaudited)
                                 (Continued)


                                                                     2004             2003
                                                                 -----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net increase in demand deposits, NOW,
   and savings accounts                                            52,809,230       14,589,565
  Net increase (decrease) in time deposits                         25,738,431         (206,773)
   Payments on Federal Home Loan Bank long-term advances             (169,451)        (138,789)
  Net change in short-term advances from Federal Home Loan Bank    (3,824,000)       8,000,000
  Proceeds from subordinated debentures                            10,310,000                0
  Proceeds from issuance of common stock                              379,824          420,724
  Stock options exercised                                             531,929                0
  Retired common stock shares                                         (32,368)               0
  Dividends paid                                                     (721,618)        (710,197)
                                                                 -----------------------------
      Net cash provided by financing activities                    85,021,977       21,954,530
                                                                 -----------------------------
      Net increase (decrease) in cash and cash equivalents         30,524,523         (458,840)
      Cash and cash equivalents at beginning of year               22,705,909       34,716,536
                                                                 -----------------------------
      Cash and cash equivalents at the end of period             $ 53,230,432     $ 34,257,696
                                                                 =============================

SUPPLEMENTAL DISCLOSURES:

Interest paid                                                    $  3,700,361     $  3,110,914

Income taxes paid (received)                                     $    628,619     $    669,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                                June 30, 2004

Note A - Basis of Presentation
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the management of Slade's Ferry Bancorp. (the "Company"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

The consolidated financial statements of Slade's Ferry Bancorp. include its wholly-owned subsidiary, Slade's Ferry Trust Company, and its subsidiaries, Slade's Ferry Realty Trust, Slade's Ferry Securities Corporation and Slade's Ferry Loan Company. All significant intercompany balances have been eliminated.

Note C - Stock Based Compensation
---------------------------------

At June 30, 2004, the Company has a stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income (except for appreciation from options surrendered), as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.


                                                     3 Months Ended June 30,    6 Months Ended June 30,
                                                       2004          2003          2004          2003
                                                     --------------------------------------------------

Net income, as reported                              $601,723     $1,609,696    $1,247,717     $917,516
Deduct: Total stock-based employee compensation
 expense determined under fair value based method
 for all awards, net of related tax effects            87,438         55,967        87,438       55,967
                                                     --------------------------------------------------
Pro forma net income                                 $514,285     $1,553,729    $1,160,279     $861,549
                                                     ==================================================
Earnings per share:
  Basic - as reported                                $   0.15     $     0.41    $     0.31     $   0.23
  Basic - pro forma                                  $   0.13     $     0.39    $     0.29     $   0.22
  Diluted - as reported                              $   0.15     $     0.40    $     0.31     $   0.23
  Diluted - pro forma                                $   0.13     $     0.39    $     0.28     $   0.22

Note D - Pension Benefits
-------------------------

The net periodic benefit cost is summarized below:


                                                 Six months ended June 30,    Three months ended June 30,
                                                   2004            2003         2004              2003
                                                 --------------------------------------------------------

Service Cost                                     $  9,475        $  9,486     $  5,979          $  7,531
Interest Cost                                      65,476          71,662       40,630            56,892
Expected return on plan assets                    (31,913)        (39,273)     (21,089)          (31,178)
Amortization of prior service cost                  2,177          (8,786)       1,272            (6,975)
Recognized net actuarial (gain) loss              (34,948)         42,572       21,228            33,796
Amortization of transition (asset) obligation       4,882           5,339        2,900             4,239
                                                 -------------------------------------------------------
Net periodic cost (income)                       $ 15,149        $ 81,000     $ 50,920          $ 64,305
                                                 =======================================================

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2003 that it expected pension plan contributions to be $150,000 in 2004. There was no cash contribution made to the total pension plan during the second quarter 2004.

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

ITEM 2

Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------
Results of Operations
---------------------

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

Slade's Ferry Bancorp. ("Slade's Ferry," "Company," "us," or "we"), a business corporation organized under the laws of the Commonwealth of Massachusetts, serves as the holding company for Slade's Ferry Trust Company (the "Bank")and its subsidiaries. Our common stock is quoted on the Nasdaq Small Cap Market under the symbol "SFBC." Unless the context otherwise requires, all references herein to the Company, Bank or Slade's Ferry include Slade's Ferry, the Bank and its subsidiaries on a consolidated basis.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to our Consolidated Financial Statements filed within form 10-K for the year ended December 31, 2003. In preparing financial information, management is required to make significant judgements, estimates, and assumptions that impact the reported amounts of certain assets, liabilities, revenues and expenses. The accounting principles followed by us and the methods of applying these principles conform to accounting principles generally accepted in the United States, and general banking practices. We consider the following to be our critical accounting policies: allowance for loan losses, goodwill and other intangible assets, other than temporary impairment of investments, and deferred taxes.

Allowance for loan losses. Establishing an appropriate level of allowance for loan losses involves a high degree of judgement. The allowance for loan losses is established through a charge or credit to the provision for loan losses, and is based on our projection of the adequate level of the allowance in relation to the inherent loss exposure in the loan portfolio. On a monthly basis, management evaluates the adequacy of the allowance which includes a formal analysis which considers, among other factors, business and economic conditions and industry trends, the size and characteristics of the loan portfolio, delinquency trends, charge-off experience, loan growth, nonaccrual loan trends, and portfolio migration information. Although we use available information to project the appropriate level of the allowance which is based on factors and risk identification procedures discussed in "Item I Business - Summary of Loan Loss Experience," the use of judgements and projections may change in the future. Changes in factors or assumptions used by us to determine the adequacy of the allowance or the availability of new information could cause the allowance for loan losses to be increased or decreased in future periods. In addition, bank regulatory agencies, as part of their examination process, may require the Company to recognize adjustments to the allowance based on their judgements and projections.

Accounting for Acquisitions and Review of Goodwill. We completed an acquisition in 1996 and used the purchase method of accounting. For acquisitions under this method, we record assets acquired and liabilities assumed at their estimated fair value, which in some instances involves estimates based on internal and third party pressures, or other valuation techniques. In addition, this purchase acquisition resulted in goodwill, which is subject to ongoing periodic impairment tests, and is evaluated using fair value techniques that contain estimates. If the estimated fair value is less than the carrying amount, a loss due to impairment would be recognized to reduce the carrying value to fair value.

Other than temporary impairment. Management recorded a writedown impairment charge when we believe an investment experiences a decrease in value that is other than temporary. In making a decision whether an investment is permanently impaired, we review current and forecasted information about the underlying investment that is available, applicable industry data, and analyst reports. When an investment is deemed to be permanently impaired, it is written down to current fair market value. Future adverse changes in economic and market conditions, deterioration in credit quality, and continued poor financial results of underlying investments or other factors could result in further losses that may not be reflected in an investment's current book value that could result in future writedown charges due to impairment.

Deferred tax estimates. We use the asset and liability method for accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. We must also assess the probability that deferred tax assets will be recovered from future taxable income, and establish a valuation allowance for any assets determined not likely to be recovered. Management exercises judgement in evaluating the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income. These judgements are estimates and assumptions and are reviewed on a continuing basis.

Comparison of Financial Condition at June 30, 2004 and December 31, 2003

Total Assets. In accordance with the Bank's strategic plan total assets increased by $86.0 million, or 19.6%, from $439.4 million at December 31, 2003 to $525.4 million at June 30, 2004. The increase in total assets during the first six months of 2004 was mainly attributable to cash and cash equivalents experiencing a 134.4% increase. A portion of the increase in total assets was generated by deposit growth of $78.5 million. In addition, the Bank participated in a trust preferred offering which raised gross proceeds in the amount of $10.3 million in March 2004, providing us with additional regulatory capital that will be used to fund continued growth of the institution.

Cash and Cash Equivalents. Cash and cash equivalents increased by $30.5 million, from $22.7 million reported as of year-end 2003 to $53.2 million at June 30, 2004. Cash and cash equivalents, for purposes of reporting cash flows, includes cash, amounts due from banks, interest-bearing demand deposits with other banks, federal funds sold, overnight deposit with the Federal Home Loan Bank and money market mutual funds. The increase in cash and cash equivalents reflects deposit growth and the proceeds of the offering of trust preferred securities, offset in part by loan growth.

Investments. Total investments, excluding FHLB stock and interest-bearing time deposits with other banks, increased by $26.6 million from $58.6 million reported at December 31, 2003 to $85.2 million at June 30, 2004. The increase in deposits at the Bank funded this increase as well as the increase to Federal Funds sold.

The main objective of the investment policy is to provide adequate liquidity to meet reasonable declines in deposits and any anticipated increases in the loan portfolio, to provide safety of principal and interest, to generate earnings adequate to provide a stable income, and to fit within the overall asset/liability management objectives of the Company. The Company does not purchase investments with off-balance sheet characteristics, such as swaps, options, futures, and other hedging activities that are called derivatives. The investment portfolio consists of securities in the Held-to-Maturity category and securities in the Available-for-Sale category as defined by SFAS 115. The designation is determined at the time of purchase.

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

Investment Securities Held-to-Maturity are securities that the Company will hold to maturity and are carried at amortized cost on the balance sheet, and are summarized as follows as of June 30, 2004:


                                             Amortized     Gross Unrealized    Gross Unrealized
(Dollars In Thousands)                       Cost Basis      Holding Gains      Holding Losses     Fair Value
-------------------------------------------------------------------------------------------------------------

U. S. Treasury securities and obligations
 of U. S. Government Corporations
 and Agencies                                  $9,517            $284                $10             $9,791
Mortgage-backed securities                          1               0                  0                  1
-----------------------------------------------------------------------------------------------------------
Total                                          $9,518            $284                $10             $9,792
===========================================================================================================

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

Investments in Available-for-Sale securities are carried at fair value on the balance sheet and are summarized as follows as of June 30, 2004:


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
-------------------------------------------------------------------------------------------------

Debt Securities issued by the U. S.
 Treasury and other U. S. Government
 Corporations and Agencies                $37,014         $ 24            $  754         $36,284
Marketable Equity Securities                3,821          183               293           3,711
Mortgage-backed Securities                 26,098          312               249          26,161
Corporate Debt Securities                   9,513           33               107           9,439
------------------------------------------------------------------------------------------------
Total                                     $76,446         $552            $1,403         $75,595
================================================================================================

The Available-for-Sale securities category at June 30, 2004 had net unrealized losses, net of taxes, of $519,664 of which $447,249 are net unrealized losses (net of tax) attributed to securities of the U.S. Treasury, other U.S. Government corporations and agencies, corporate bonds, and mortgage-backed securities, and $72,415 are net unrealized losses (net of tax) attributable to marketable equity securities.

Securities of the U.S. Treasury, U.S. Government corporations and agencies, and mortgage-backed securities have little or no credit risk, other than being sensitive to changes in interest rates, and if held-to-maturity, these securities will mature at par. We amortize premiums and accrete discounts over the life of the securities.

Marketable equity securities, however, have a greater risk as they are subject to market fluctuations. These securities are constantly monitored and evaluated to determine their suitability for sale, retention in the portfolio, or possible writedowns due to impairment issues. We minimize risk by limiting the total amount invested into marketable equity securities. At June 30, 2004, the amount invested in marketable equity securities was 4.9% of the total market value of the investment portfolio and was distributed over various industry sectors.

Loans. Total gross loans increased by $27.6 million, or 8.2%, from $336.1 million reported December 31, 2003, to $363.7 million at June 30, 2004. Residential mortgage and home equity loans increased by $21.0 million, to $168.2 million as of June 30, 2004, compared to $147.2 milion reported at year-end 2003. Commercial real estate loans increased by $2.9 million, from $140.6 million reported December 31, 2003, to $143.5 million at June 30, 2004. Construction and land development increased by $4.5 million to $14.8 million at June 30, 2004, compared to $10.3 million reported at year-end 2003. The commercial and consumer portions of the Bank's portfolio decreased slightly by $0.3 million and $0.6 million respectively in 2004.

The largest segment of the Bank's loan portfolio is residential real estate and home equity loans representing 46.2% of total loans as of June 30, 2004 compared to 43.8% as of December 31, 2003. These loans are comprised of first mortgages on one- to four-family properties, mortgages on multi-family properties, and second mortgages on one- to four-family properties.

Another component of the loan portfolio is commercial real estate loans representing 39.5% of the total loans as of June 30, 2004 compared to 41.8% as of December 31, 2003. These loans are collateralized by various types of commercial properties, without any predominant type of property or concentration of credit in any one industry.

The following table shows the amount of loans by category at the end of June 30, 2004 and December 31, 2003.


(In Thousands)                       June 30, 2004    December 31, 2003
-----------------------------------------------------------------------

Residential real estate                $168,160           $147,178
Commercial real estate                  143,549            140,572
Commercial                               33,673             33,980
Construction and land development        14,888             10,346
Consumer                                  3,381              3,961
Other                                        49                 57
------------------------------------------------------------------
Total gross loans                       363,700            336,094
Allowance for loan losses                (4,595)            (4,154)
Unearned income                            (571)              (443)
------------------------------------------------------------------
Net loans                              $358,534           $331,497
==================================================================

          INFORMATION WITH RESPECT TO NONACCRUAL AND PAST DUE LOANS AT JUNE 30, 2004 AND 2003 AND DECEMBER 31, 2003 AND 2002


                                                           At June 30,           At December 31,
--------------------------------------------------------------------------------------------------
(Dollars In Thousands)                                   2004        2003        2003        2002
--------------------------------------------------------------------------------------------------

Nonaccrual Loans                                       $    236     $  517     $    407     $  635
Loans 90 days or more past due and still accruing         5,427          0            0          8
Real estate acquired by foreclosure
 or substantively repossessed                                 0          0            0          0
Percentage of nonaccrual loans to total gross loans        0.06%      0.18%        0.12%      0.24%
Percentage of nonaccrual loans, restructured loans,
 and real estate acquired by foreclosure or
 substantively repossessed to total assets                 1.08%      0.12%        0.09%      0.16%
Percentage of allowance for loan losses
 to nonaccrual loans                                   1,947.03%    840.04%    1,019.14%    764.19%

Nonperforming assets include nonaccrual loans, loans past due 90 days or more and still accruing, restructured loans not performing in accordance with amended terms, and other real estate acquired through foreclosure. Nonperforming assets as a total increased by $5,256,000, from $407,000 reported on December 31, 2003 to $5,663,000 as of June 30, 2004. These loans will be paid off and sold within the third quarter of 2004. Subsequent to the June 30, 2004 reporting period, nonperforming assets of approximately $1.4 million were paid off and approximately $3.8 million were sold.

The $236,000 in nonaccrual loans as of June 30, 2004 consists mainly of $187,000 of real estate mortgages, $41,000 attributed to loans and $8,000 of consumer loans. There were no restructured loans included in nonaccrual loans for the first six months of 2004.

The percentage of nonaccrual loans to total gross loans decreased from 0.12% reported at the year-end 2003 to 0.06% at June 30, 2004 due to a decrease in the nonaccrual category and the increase in the total loan portfolio. The percentage of nonaccrual loans, restructured loans and real estate acquired by foreclosure or substantively repossessed to total assets increased to 1.08% at June 30, 2004 from 0.09% reported at year-end 2003 due to the increase of loans 90 days or more past due and still accruing. As noted above subsequent to the Balance Sheet date these loans have been paid or sold. The percentage of allowance for loan losses to nonaccrual loans increased to 1,947.03% at June 30, 2004 from 1,019.14% reported at year end 2003 due to a decrease in nonaccrual loans.

       INFORMATION WITH RESPECT TO INTEREST ON NONACCRUAL AND PAST DUE LOANS AT JUNE 30, 2004 AND 2003 AND DECEMBER 31, 2003 AND 2002


                                                  At June 30,    At December 31,
--------------------------------------------------------------------------------
(In Thousands)                                   2004    2003    2003       2002
--------------------------------------------------------------------------------

Nonaccrual Loans                                 $236    $517    $407       $635

Interest income that would have been recorded
 during the period under original terms             5      21      41        303

Interest income recorded during the period          5      15      30        121

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

Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" applies to all loans except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, loans measured at fair value or at a lower of cost or fair value, leases, and debt securities as defined in Statement 115. Statement 114 requires that impaired loans be valued at the present value of expected future cash flows discounted at the loan's effective interest rate or as a practical expedient, at the loan's observable market value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, we do not separately identify individual consumer and residential loans for impairment disclosures. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principle or interest when due according to the contractual terms of the loan agreement.

At June 30, 2004 there were $1.6 million of loans which we had determined to be impaired, with a related allowance for credit losses of $240,344. In addition, principal reductions, loan payoffs, charged off balances, loan upgrades, and a change in our impairment identification methodology are other factors resulting in a decrease of impaired loans.

There were no other loans classified for regulatory purposes as of June 30, 2004 that we expect will materially impact future operating results, liquidity or capital resources.

                  ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES


                                                                Six Months           Year Ended
                                                              Ended June 30,        December 31,
------------------------------------------------------------------------------------------------
(Dollars In Thousands)                                      2004         2003           2003
------------------------------------------------------------------------------------------------

Balance at January 1                                      $ 4,154      $ 4,854         $ 4,854
------------------------------------------------------------------------------------------------
Charge-offs:
  Commercial                                                    0            0             (10)
  Commercial real estate                                        0          (10)              0
  Residential real estate                                       0            0            (169)
  Construction and land development                             0            0               0
  Consumer                                                     (4)         (14)            (32)
  Other                                                         0            0               0
------------------------------------------------------------------------------------------------
Total charge-offs                                              (4)         (24)           (211)
------------------------------------------------------------------------------------------------
Recoveries:
  Commercial                                                   36           27              55
  Commercial real estate                                        0            0               0
  Residential real estate                                      24           18              44
  Construction and land development                             0            0               0
  Consumer                                                      9            7              14
  Other                                                         0            0               0
------------------------------------------------------------------------------------------------
Total recoveries                                               69           52             113
------------------------------------------------------------------------------------------------
Net (charge-offs) recoveries                                   65           28             (98)
------------------------------------------------------------------------------------------------
Provision (benefit) charged to (increasing) operations        376         (539)           (602)
------------------------------------------------------------------------------------------------
Balance at end of period                                  $ 4,595      $ 4,343         $ 4,154
================================================================================================
Ratio of net charge-offs to
 average loans outstanding                                (0.0013%)    (0.0100%)       (0.0300%)

The allowance for loan losses at June 30, 2004 was $4.6 million, compared to $4.2 million at year-end 2003. The allowance for loan losses as a percentage of outstanding loans was 1.27% at June 30, 2004, and 1.24% at December 31, 2003.

The level of the allowance for loan losses is evaluated monthly by management and reviewed by the Board of Directors. Factors considered in the evaluation process include growth of the loan portfolio, risk characteristics of the loan types in the portfolio, the value of underlying collateral, delinquency and charge off trends, current economic conditions within the Bank's market area, and various other external and internal factors. The allowance for loan losses is maintained at a level that we consider to be adequate to absorb estimated losses within our loan portfolio. Our assessment of the adequacy of the allowance for loan losses is reviewed annually by an independent loan review consultant, our independent auditors, and regulatory agencies.

As the composition of the Bank's loan portfolio gradually changes and diversifies from higher credit risk weighted loans, such as commercial real estate and commercial and industrial, to residential and home equity loans, less reserve allowance will be required. During the first two quarters of 2004, due to the continued changes in the loan portfolio, stronger underwriting guidelines, the sale of loans previously deemed substandard, and overall improvement in credit quality of existing loans, the overall credit risk embedded in the loan portfolio decreased. Charge-offs of loans were $211,000 in 2003, $382,000 in 2002, $4,000 in the first six months ended June 30, 2004, and $24,000 for the same period in 2003. Recoveries of loans previously charged off were $113,000 in 2003, $62,000 in 2002, $69,000 in the first six months ended June 30, 2004, and $52,000 for the same period in 2003. We believe that the allowance for loan losses of $4.6 million as of June 30, 2004 is adequate to cover potential losses in the loan portfolio, based on current information available to us.

We must maintain an allowance for loan losses at a level that is sufficient to absorb the projected credit losses associated with the loan portfolio. Projected credit losses should reflect consideration of all significant factors that affect repayment as of the evaluation date. Projected losses on loan categories should reflect historical net charge-off levels for similar loans, adjusted for changes in current conditions or other relevant factors. Calculation of historical charge-off rates can range from a simple average of net charge-offs over a relevant period, to more complex techniques such as migration analysis.

This table shows an allocation of the allowance for loan losses as of the end of each of the periods indicated.


                                    June 30, 2004               December 31, 2003
                              -------------------------------------------------------
                                            Percent of                   Percent of
                                           Loans in Each                Loans in Each
                                            Category to                  Category to
                                Amount      Total Loans       Amount     Total Loans
                              -------------------------------------------------------
                                              (Dollars In Thousands)

Commercial (5)                $  953(1)         9.26%       $  943(1)       10.11%
Real estate - Construction        80            4.09            52           3.08
Residential real estate          396(2)        46.24           323(2)       43.79
Commercial real estate         3,088(2)        39.47         2,748(2)       41.83
Consumer(3)                       73(4)          .93            80(4)        1.17
Other(3)                           5(4)          .01             8(4)         .02
                              -------------------------------------------------------
                              $4,595          100.00%       $4,154         100.00%
                              =======================================================

--------------------
<F1>  Includes amounts specifically reserved for impaired loans of $230,473 as of June 30, 2004 and $251,280 as of December 31, 2003 as required by Financial Accounting Standard No. 114, Accounting by Creditors for Impairment of a Loan. (SFAS No. 114)
<F2>  Includes amounts specifically reserved for impaired loans of $7,396 as of June 30, 2004 and $23,621 as of December 31, 2003 as required by SFAS No. 114.
<F3>  Includes consumer, obligations of states and political subdivisions.
<F4>  Includes amounts specifically reserved for impaired loans of $0 as of
      June 30, 2004 and $170 as of December 31, 2003 as required by SFAS No.
      114.
<F5>  Includes commercial, financial, agricultural and nonprofit loans.

Commercial real estate loans represent 39.5% of gross loans. Residential real estate, including home equity loans, represents 46.2% of gross loans. The Company requires a loan to value ratio of 80% in both commercial and residential mortgages. These mortgages are secured by real properties which have a readily ascertainable appraised value.

Real estate residential loans are both loans secured by one-to four-family property and home equity loans. Home equity loans are generally revolving lines of credit and are typically secured by second mortgages on one-to-four family owner-occupied properties.

Generally, commercial real estate loans have a higher degree of credit risk than residential real estate loans because they depend primarily on unit supply and demand and various conditions. When granting these loans, we evaluate the financial condition of the borrower, the location of the real estate, the quality of management, and general economic and competitive conditions. When granting a residential mortgage, we review the borrower's repayment history on past debts and assess the borrower's ability to meet existing obligations and payments on the proposed loans. Real estate construction loans comprise both residential and commercial construction loans throughout our market area.

Commercial loans consist of loans predominantly collateralized by inventory, furniture and fixtures, and accounts receivable. In assessing the collateral for this type of loan, we apply a 50% liquidation value to inventories; 25% to furniture, fixtures and equipment; and 70% to accounts receivable less than 90 days of invoice date. Commercial loans represent 9.3% of the loan portfolio as of June 30, 2004, compared to 11.0% as of June 30, 2003.

Consumer loans are both secured and unsecured borrowings and, at June 30, 2004, represents only 0.9% of the total loan portfolio, compared to 2.0% at June 30, 2003. These loans have a higher degree of risk than residential mortgage loans. The underlying collateral of a secured consumer loan tends to depreciate in value. Consumer loans are typically made based on the borrower's ability to repay the loan through continued financial stability. We endeavor to minimize risk by reviewing the borrower's repayment history on past debts, and assessing the borrower's ability to meet existing obligations on the proposed loans.

Total Liabilities. Total liabilities increased from $396.7 million on December 31, 2003 to $481.8 million at June 30, 2004. This increase is mainly attributable to a $78.5 million increase in deposits and the issuance of $10.3 million of subordinated debentures in March 2004, offset by a $4.0 million decrease in FHLB advances.

Deposits. Total deposits at June 30, 2004 were $411.7 million, an increase of $78.5 million or 23.6%, compared to $333.1 million at December 31, 2003. Savings deposit balances and money market accounts increased by $41.6 million during the first six months of 2004. Term certificates of deposit as of June 30, 2004 increased by $26.0 million when compared to December 31, 2003. These increases were primarily the result of marketing campaigns designed to attract new customers and deposits.

The following table shows the amount of deposits at the end of June 30, 2004 and December 31, 2003.


(In Thousands)         June 30, 2004    December 31, 2003
                       -------------    -----------------

Noninterest-bearing       $ 75,934           $ 73,254
Interest-bearing           335,758            259,891
                          --------           --------
                          $411,692           $333,145
                          ========           ========

FHLB Advances. Total borrowed funds were $56.5 million at June 30, 2004, as compared to $60.5 million at December 31, 2003, for a decrease of $4.0 million. A short-term borrowing issuance was repaid in the amount of $1.0 million during the second quarter of 2004 as a result of liquidity from our successful deposit campaign. During the next twelve months, $3,000,000 will mature.

Subordinated Debentures. On March 17, 2004, Slade's Ferry Capital Trust I (the "Trust"), a Connecticut Statutory trust formed by the Company, completed the sale of $10.0 million of floating rate trust preferred securities (liquidation amount of $1,000 per security) in a private placement as part of a pooled trust preferred securities transaction. The Trust also issued common securities to the Company and used the net proceeds from the offering to purchase a like amount of floating rate junior subordinated deferrable interest debentures of the Company. The subordinated debentures are the sole assets of the Trust. The Company contributed $10 million of the proceeds from the sale of the subordinated debentures to the Bank as Tier I Capital to support the Bank's growth. Total expenses associated with the offering approximating $140,000 at March 31, 2004 are included in other assets and are being amortized on a straight-line basis over the life of the subordinated debentures.

The trust preferred securities accrue and pay distributions quarterly on March 17, June 17, September 17 and December 17 of each year, commencing on June 17, 2004, at a floating rate of 3-Month LIBOR plus 2.79% of the stated liquidation amount of $1,000 per trust preferred security. At June 30, 2004, this rate was 4.35%. The Company has fully and unconditionally guaranteed all of the obligations of the Trust, including the semi-annual distributions and payments on liquidation or redemption of the trust preferred securities.

The trust preferred securities are mandatorily redeemable upon the maturing of the subordinated debentures on March 17, 2034 or upon earlier redemption as provided in the Indenture. The Company has the right to redeem the subordinated debentures, in whole or in part, on or after March 17, 2009 at the liquidation amount, plus any accrued but unpaid interest to the redemption date.

Stockholders' Equity. Total stockholders' equity increased by $0.9 million, from $42.7 million as reported on December 31, 2003, to $43.6 million as of June 30, 2004. A portion of this increase during the first six months of 2004 resulted from net income of $1.2 million and dividend reinvestments of $0.3 million, partially offset by dividends declared of $0.7 million.

Results of Operations

Six month period ended June 30, 2004 compared to the six month period ended June 30, 2003. Our operating performance is dependent on net interest and dividend income, which is the difference between interest income earned on loans and investments and interest expense paid on deposits and borrowed funds. The level of net interest income achieved is significantly impacted by several factors such as economic conditions, interest rates, asset/liability management, and corporate tax and strategic planning. Total interest and dividend income for the six-month period ended June 30, 2004 increased by $1.0 million or 10.1% to $11.2 million when compared to $10.2 million recorded during the same period in 2003. Interest and fees on loans increased $1.4 million, or 16.0%, to $9.9 million for the six-month period ended June 30, 2004 from $8.5 million recorded during the same period in 2003. The change was due to the increase in the commercial and residential loan portfolios. Interest and dividend income on investments decreased $378,756 or 23.9%. The decrease was due to the decline in the average balance of investments and a decrease in the yield on our investment portfolio. Total interest expense increased by $638,971 to $3,738,121 during the six-month period ended June 30, 2004 when compared to $3,099,150 recorded during the same period in 2003. This increase was due to additional interest on FHLB borrowings and interest expense associated with subordinated debentures entered into during March of 2004. Our net interest margin decreased by 60 basis points from 3.86% reported at June 30, 2003 to 3.26% as of June 30, 2004.

The provision for loan losses is a charge against earnings and funds the allowance for loan losses. It is our desire to maintain the allowance for loan losses at a level that is adequate to absorb losses inherent within the loan portfolio. In determining the appropriate level of the allowance for loan losses, we take into consideration past and anticipated loss experience, prevailing economic conditions, evaluations of underlying collateral, and the volume of the loan portfolio and balance of nonperforming and classified loans. We assess the allowance for loan losses on a monthly basis. A provision was made during the second quarter of 2004 to adequately absorb any credit risk remaining in the portfolio. Our provision for the first six months of 2004 was an expense provision of $376,215, compared to a benefit to earnings of $539,357 for the same period in 2003.

Total other income increased by $153,621 or 15.2% to $1,163,416 for the first six months of 2004, compared to $1,009,795 for the same period in 2003. This increase is associated with gains on the sales of securities, an increase in cash surrender value of life insurance, customer investment commission fees, rental income, safe deposit box rentals, ATM and debit card usage fees and stop payment fees, offset by a decrease in service charges on deposit accounts and overdraft service charges. Service charges on deposit accounts decreased slightly by $6,360, from $278,194 reported as of June 30, 2003, to $271,834 as of June 30, 2004. The cash surrender value of bank owned life insurance policies associated with both the directors' and executive officers' life insurance programs increased by $41,423. Other income increased by $46,675 when compared to the first six months of 2003.

Total noninterest expense decreased by $64,533 to $6,369,492 during the first six months of June 2004, compared to $6,434,025 for the same period in 2003. Salaries and employee benefits increased by $280,839, or 7.5%, from $3.7 million during the first six months of 2003, to $4.0 million during the same period in 2004. The increase was attributable to additions in staff to support consumer lending activities, sales incentive commissions paid for achieving sales production targets and general salary increases due to annual performance reviews. A Chief Operating Officer/Chief Financial Officer was also hired in the second quarter of 2003, and, during the third quarter of 2003, a Director of Retail and an Investment Executive were hired. Occupancy expense totaled $420,192 during the first six months of 2004, compared to $485,013 in 2003, a decrease of $64,821 primarily due to a cost savings achieved through closing a branch office in Swansea during 2003.

Equipment expense increased by $24,675 from $255,022 for the first six months of 2003 to $279,697 for the same period in 2004. This increase was due to technology capital expenditures.

The expenses for stationary and supplies slightly decreased by $4,474 from $114,282 reported as of June 30, 2003 to $109,808 reported for the same period in 2004. This decrease was due to new inventory control procedures and the closing of one branch office.

Professional fees decreased by $65,061, from $541,676 for the first six months of 2003, to $476,615 reported for the same period in 2004. This decrease reflects reduced costs associated with consultants for marketing, advertising, investment advisory, strategic planning, pension actuaries, and information technology.

Marketing expenses attributed to production and media costs, print advertising, and other direct marketing decreased by $31,149 to $198,468 for the six months of 2004, from $229,617 for the same period in 2003. As the Company launches new deposit products and internet banking services, the Company expects these costs to rise.

The following table sets forth the components of other expense. This table reflects a increase of $12,274 to $428,612 from $416,338 for the three month period ending June 30, 2004 and a decrease of $204,542 to $865,844 from $1,070,386 for the six month period ending June 30, 2004 when compared to June 30, 2003.


                                          Three Months                           Six Months
                                  2004        2003      Variance       2004         2003        Variance
                                ------------------------------------------------------------------------

Communications/postage          $ 85,137    $ 77,009    $  8,128     $171,773    $  167,958    $   3,815
Committee fees                    66,850      38,900      27,950      123,150        74,500       48,650
Interest expense (associated
 with REIT tax treatment)              0       5,769      (5,769)           0       232,511     (232,511)
Other various expenses           276,625     294,660     (18,035)     570,921       595,417      (24,496)
                                ------------------------------------------------------------------------
Other expense total             $428,612    $416,338    $ 12,274     $865,844    $1,070,386    $(204,542)
                                ========================================================================

The quarterly results of operations for the period ended June 30, 2003 have been revised from that previously reported to remove the extraordinary item. The extraordinary item treatment previously presented was revised, and its individual components were reclassed to federal and state tax benefits of $352,599 and interest of $128,977 to other expense. See Footnote 20 to the Company's audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2003 filed with the U.S. Securities and Exchange Commission.

Income before income taxes totaled $1,916,682 as of the second quarter of 2004, a decrease of $303,240, or 13.7% as compared to $2,219,922 reported as of June 30, 2003. Applicable taxes decreased by $633,441 to $668,965 when compared to $1,302,406 reported for June 30, 2003. Included in 2003,federal and state tax benefits of $352,599 were applicable to the dissolution of the REIT.

The Company's year to date net income as of June 30, 2004 increased by $330,201 or 36%, from $917,516 or $0.23 per share (basic and diluted) reported during the first six months of 2003 to $1,247,717 or $0.31 per share (basic and diluted).

Three Month Period Ended June 30, 2004 Compared to the Three Month Period Ended June 30, 2003. The results of operations for the second quarter of 2004 indicates total interest and dividend income increased by $613,548 to $5,756,709 from $5,143,161 reported for the same period in 2003. Total interest and fees on loans increased by $632,087 to $4,974,859 for the three months ended June 30, 2004, when compared to $4,342,772 reported for the same period in 2003. This increase was due to the growth in our loan portfolio. Total interest and dividends on investment income slightly decreased by $59,303 from 2003 to 2004, offset by an increase in other interest of $40,764.

Total Other Income increased by $64,629 for the three months ending June 30, 2004, when compared to the same period in 2003. There was also an increase of $11,889 in the cash surrender value of life insurance policies associated with purchases of additional policies for new directors. The line item Other Income increased by $76,417 when compared to the second quarter of 2003. These income items represents earnings derived from rental fees on safe deposit boxes, checkbook order fees, Atm/debit card usage fees, customer investment and insurance commission fees.

Total Other Expenses, made up of various noninterest expenses, increased by $51,975 from $3.2 million for the three month period ended June 30, 2003 to $3.3 million for the three month period ended June 30, 2004. Salaries and employee benefits increased by $102,411 related to staff additions, sales incentive commissions, and general wage increases due to annual performance evaluations. Occupancy and equipment expenses combined decreased by $32,443 due primarily from the closing of one branch location. Stationary and supplies expense increased by $12,145. Professional fees decreased by $48,721 from the three months ended June 30, 2003 compared to the same period in 2004. Marketing expense slightly increased by $6,309 due to print advertising and other direct marketing and business development promotion costs.

Income before taxes for the second quarter of 2004 decreased by $635,002 when compared to the second quarter of 2003. The quarterly results of operations for the period ended June 30, 2003 have been revised from that previously reported to remove the extraordinary item. The extraordinary item treatment previously presented was revised, and its individual components were reclassed to income tax expense (benefit) of $529,133 and included in other expense is interest of $97,765. See Footnote 20 to our audited consolidated financial statements included in our annual report Form 10-K for the year ended December 31, 2003 filed with the U.S. Securities and Exchange Commission. Associated applicable income taxes also increased by $372,971 from 2003 to 2004 due to the extraordinary item treatment previously presented. Net income for the three month period decreased by $1,007,973 from $1,609,696 for the six-month period ended June 30, 2003 to $601,723 for the same period in 2004. The decrease was due to the REIT settlement.

Liquidity

Liquidity represents our ability to meet funding requirements. In assessing the appropriate level of liquidity, we consider deposit levels, lending funding requirements and investment maturities in light of prevailing economic conditions. Through this assessment, we manage our liquidity level to optimize earnings and respond to fluctuations in customer borrowing needs and cash withdrawals from deposit accounts.

Our principal sources of funds are customer deposits, borrowings, principal and interest payments on outstanding loans and mortgage-backed securities, maturities of investment securities and funds provided from operations. Although scheduled payments from amortization of loans, mortgage-backed securities, and maturing investment securities are predictable sources of liquidity, deposit cash flows and loan prepayments are influenced by interest rate movement. In addition, deposit flow could be impacted by other instruments available to the public such as mutual funds and annuities.

The largest source of funds is provided by depositors. The greatest component of our deposit base is term certificates which extend out to a maximum of five years. We do not participate in brokered deposits. Deposits are obtained from consumers and commercial customers within our community reinvestment area, being Bristol County, Massachusetts and several abutting towns in Rhode Island. Deposit flows are influenced by the level of interest rates, economic conditions, and the attractiveness of competing deposits and other investment alternatives.

We also have the ability to borrow funds for liquidity purposes from correspondent banks, the FHLB, as well as the Federal Reserve Bank of Boston, by pledging various investment securities as collateral, and in the case of FHLB borrowings, one to four family residential loans are secured as collateral. Borrowings from the FHLB decreased by approximately $4.0 million from December 31, 2003 to June 30, 2004. During 2003, we took advantage of the favorable low interest rate environment to draw down some longer term structured funding opportunities, and to hedge against any possible interest rate risk as a result of the increase in long term, fixed rate residential mortgages. As of June 30, 2004, we had approximately $19.2 million in available borrowing capacity with the FHLB that is contingent upon the purchase of additional FHLB stock.

Excess available funds are invested on a daily basis into Federal Funds Sold. An appropriate level of Federal Funds Sold is maintained to meet loan commitments, anticipated loan growth and deposit forecasts. Funds exceeding this level are then used to purchase investment securities that are suitable in yields and maturities for the investment portfolio.

Liquidity during the first six months of 2004 was primarily provided by a net increase in deposits of $78.5 million, trust preferred securities of $10.3 million, and proceeds from maturities and calls of securities totaling $11.0 million. These were offset by purchases of securities of $38.6 million, loan originations, and principal collections. Other factors affecting liquidity included cash provided by other operating activities and cash used in financing activities as indicated in the consolidated statements of cash flows.

Capital

Total stockholders' equity was $43.6 million at June 30, 2004, as compared to $42.7 million at December 31, 2003, an increase of $0.9 million. The increase was a combination of several factors, including six months earnings of $1.2 million and transactions originating through the Dividend Reinvestment Program whereby 3,162 shares were issued for optional cash contributions of $66,129 and 14,314 shares were issued for $313,520 in lieu of cash dividend payments. There were also stock options exercised resulting in the issuance of common stock totaling $531,510, including a tax benefit. These additions were offset by dividends declared of $726,531.

Capital also increased as a result of a decrease in the accumulated other comprehensive loss, which reflects net unrealized gains or losses, net of taxes, on securities classified as Available-for-Sale and the minimum pension liability adjustment. On December 31, 2003, the Available-for-Sale portfolio had unrealized losses, net of taxes, of $9,740, and on June 30, 2004, as a result of the change in market values, the portfolio had unrealized losses, net of taxes, of $519,664. There was no change in the minimum pension liability adjustment of $595,879, net of taxes, recorded December 31, 2003.

Under the requirements for Risk Based and Leverage Capital of the federal banking agencies, a minimum level of capital will vary among banks based on safety and soundness of operations. Risk Based Capital ratios are calculated with reference to risk-weighted assets, which include both on and off balance sheet exposure.

In addition to meeting the required levels, the Company and the Bank's capital ratios meet the criteria of the "well capitalized" category established by the federal bank regulatory agencies as of June 30, 2004.

At June 30, 2004 the actual total Risk Based Capital of the Bank was $44,107,000 for Tier 1 Capital, exceeding the minimum requirements of $14,723,520 by $29,383,480. Total Capital of $48,702,000 exceeded the minimum requirements of $29,447,040 by $19,254,960 and Leverage Capital of $44,107,000 exceeded the minimum requirements of $20,513,360 by $23,593,640. In addition to the "minimum" capital requirements, "well capitalized" standards have also been established by the Federal Banking Regulators.

The table below illustrates the capital ratios of the Company and the Bank on June 30, 2004 and at December 31, 2003.


                                               Well         June 30, 2004     December 31, 2003
                                           Capitalized    ----------------    -----------------
                                           Requirement    Bancorp    Bank     Bancorp     Bank
                                           ----------------------------------------------------

Total Capital (to Risk Weighted Assets)     > or = 10%    15.27%    13.23%    13.64%     11.48%

Tier 1 Capital (to Risk Weighted Assets)    > or =  6%    11.32%    11.98%    12.39%     10.23%

Leverage Capital (to Average Assets)        > or =  5%     8.16%     8.60%     9.33%      7.75%

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

Interest Rate Risk

Volatility in interest rates requires us to manage interest rate risk that arises from the differences in the timing of repricing of assets and liabilities. We consider interest rate risk, the exposure of earnings to adverse movements in interest rates, to be a significant market risk as it could potentially have an affect on our financial condition and results of operation.

Our objective is to reduce risk and control the vulnerability of its net interest margin to changes in interest rates by managing the relationship of interest-earning assets and interest-bearing liabilities. The interest rate risk is managed by periodic review and evaluation of the risk potential in certain balance sheet accounts, and determining the level of risk considered appropriate for our level of capital. This, in conjunction with certain assumptions and other related factors, such as anticipated changes in interest rates, liquidity requirements, performance objectives and strategic plans, provides management a means of evaluating interest rate risk.

Our Finance/Investment Committee, comprised of designated executive management and directors is responsible for managing and monitoring interest rate risk, and reviewing with the Board of Directors, at least quarterly, our interest rate risk positions, the impact changes in interest rates would have on net interest income, and the maintenance of interest rate risks within approved guidelines.

We quantify our interest rate risk exposure using a simulation model. This simulation analysis is used to measure the exposure to net interest income to changes in interest rates over a specified time frame. The simulation analysis projects future interest income and interest expense under different rate scenarios. Internal guidelines on limitations on interest rate risk specify that for every 100 basis points of immediate change in interest rates, projected net interest income over the next twelve months should not decline by more than 5%.

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

The following table reflects our estimated exposure as a percentage of estimated net interest income for the next twelve months, assuming an immediate change in interest rates as set forth below:


                               Estimated Exposure as a Percentage
       Rate Change                   of Net Interest Income
      (Basis Points)                     June 30, 2004
      -----------------------------------------------------------

           +300                              (9.78)%
           -75                               (0.62)%

The model used to monitor earnings-at-risk provides management a measurement tool to assess the effect of changes in interest rates on our current and future earnings. The limit we established provides an internal tolerance level to control interest rate risk exposure.

ITEM 4

Controls and Procedures
-----------------------

Management, including the Company's President and Chief Executive Officer and Chief Financial Officer and Chief Operations Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Company's President and Chief Executive Officer and Chief Financial Officer and Chief Operations Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There has been no change in the Company's internal control over financial reporting identified in connection with the evaluation that occurred during the Company's last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                   PART II
                              Other Information

ITEM 1

Legal Proceedings
-----------------

None.

ITEM 2

Changes in Securities, Use of Proceeds and Issuer Purchases
-----------------------------------------------------------
of Equity Securities
--------------------

During the three months ended June 30, 2004, the Company did not repurchase any of its common stock. The Company currently does not have a stock repurchase program in place.

ITEM 3

Defaults Upon Senior Securities
-------------------------------

None.

ITEM 4

Submission of Matters to a Vote of Security Holders
---------------------------------------------------

The Annual Meeting of the Company's stockholders was held on May 10, 2004 with the following matters being voted upon and with the indicated results.

Proposal One - Amendment of the Articles of Organization and By-Laws of Slade's Ferry Bancorp.

                                                          Votes
      ----------------------------------------------------------------
      To approve the amendment of the Articles       For       Against
      of Organization and By-Laws of Slade's -------------------- Ferry Bancorp to permit the Board of
      Directors to amend the by-laws without 2,686,009 483,189 shareholder approval under certain circumstances.

Proposal Two - Re-election of the following as Directors of the Company.

                                                          Votes
      ----------------------------------------------------------------
      Nominee                                        For       Against
      ----------------------------------------------------------------

      Paul C. Downey                              3,302,219     51,852
      Mary Lynn D. Lenz                           3,272,945     81,126
      William Q. MacLean, Jr.                     3,300,599     53,471
      Francis A. Macomber                         3,284,625     69,446
      Majed Mouded, MD                            3,288,454     65,617
      David F. Westgate                           3,267,471     86,600
      Anthony F. Cordeiro                         3,266,036     88,035

Proposal Three - Regarding the 2004 Slade's Ferry Bancorp Equity Incentive
Plan.

                                                          Votes
      ----------------------------------------------------------------
                                                     For       Against
                                                  --------------------

      To approve the Slade's Ferry Bancorp 2004   2,453,720    179,553
      Equity Incentive Plan.

Proposal Four - Election of Clerk/Secretary.

The following individual was re-elected by the stockholders to serve as Clerk/Secretary until the next Annual Meeting of the stockholders, and until his successor is elected and qualified.

                                                          Votes
      ----------------------------------------------------------------
                                                     For       Against
                                                  --------------------

      Peter G. Collias                            3,276,059     61,673

ITEM 5

Other Information
-----------------

None.

ITEM 6

Exhibits and Reports on Form 8-K
--------------------------------

(a)   Exhibits:

      (1) Exhibit 10.7 - Employment Agreement between Slade's Ferry Bancorp. and Mary Lynn D. Lenz
      (2)  Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of the CEO
      (3)  Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of the CFO
      (4)  Exhibit 32.1 - Section 1350 Certification of the CEO
      (5)  Exhibit 32.2 - Section 1350 Certification of the CFO

(b) (1) A report on Form 8-K, dated April 14, 2004, was furnished to the Securities and Exchange Commission reporting under Item 12 the release of information concerning the first quarter 2004 results of operations and financial condition.
      (2) A report on Form 8-K, dated May 6, 2004, was furnished to the Securities and Exchange Commission reporting under Item 5 information with respect to the public availability of the presentation made at the Company's May 10, 2004 annual meeting of shareholders.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SLADE'S FERRY BANCORP.
                                       -------------------------------------
                                       (Registrant)


August 13, 2004                        /s/ Mary Lynn D. Lenz
-------------------                    -------------------------------------
(Date)                                 (Signature)         Mary Lynn D. Lenz
                                           President/Chief Executive Officer


August 13, 2004                        /s/ Deborah A. McLaughlin
-------------------                    -------------------------------------
(Date)                                 (Signature)     Deborah A. McLaughlin
                                                    Chief Operating Officer/
                                                     Chief Financial Officer

                                EXHIBIT INDEX

Exhibit No.    Description                                              Item
-----------    -----------                                              ----

    3.1        Amended and Restated Articles of Incorporation
               of Slade's Ferry Bancorp.                                 (1)

    3.2        Amended and Restated Bylaws of Slade's Ferry Bancorp.     (2)

   10.1        Slade's Ferry (formerly Weetamoe) Bancorp.
               1996 Stock Option Plan, as amended                        (3)

   10.2        Supplemental Executive Retirement Agreement between
               Slade's Ferry (formerly Weetamoe) Bancorp. and
               Donald T. Corrigan                                        (5)

   10.3        Supplemental Executive Retirement Agreement between
               Slade's Ferry (formerly Weetamoe) Bancorp. and
               Manuel J. Tavares                                         (2)

   10.4        Swansea Mall Lease                                        (4)

   10.5        Form of Director Supplemental Retirement Program
               Director Agreement, Exhibit 1 thereto (Slade's Ferry
               Trust Company Director Supplemental Retirement
               Program Plan) and Endorsement Method Split Dollar Plan Agreement thereunder for Thomas B. Almy. (Similar forms of agreement entered into between Slade's Ferry Trust
               Company and the other directors)                          (6)

   10.6        Form of Directors' Paid-up Insurance Policy for
               Thomas B. Almy (part of the Director supplemental
               Retirement Program). (Similar forms of policy entered
               into by Company for other directors)                      (7)

   10.7        Severance Agreement ("Release of All Demands") with
               James D. Carey                                            (9)

   10.8        Supplemental Executive Retirement Agreement between
               Slade's Ferry Bancorp. and Mary Lynn D. Lenz             (10)

   10.9        Change-in-Control Severance Agreement between
               Slade's Ferry Bancorp., Slade's Ferry Trust Company
               and Mary Lynn D. Lenz                                    (10)

   10.10       Confidentiality and Non-Solicitation Agreement between
               Slade's Ferry Bancorp. And Mary Lynn D. Lenz             (10)

   10.11       Employment Agreement between Slade's Ferry Bancorp.
               and Mary Lynn D. Lenz

   11.1        Computation of Per Share Earnings

   31.1        Rule 13a-14(a)/15d-14(a) Certification of the CEO

   31.2        Rule 13a-14(a)/15d-14(a) Certification of the CFO

   32.1        Section 1350 Certification of the CEO

   32.2        Section 1350 Certification of the CFO

--------------------
<F1>  Incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with the Commission on April 14, 1997.
<F2>  Incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1996.
<F3>  Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended June 30, 1996.
<F4>  Incorporated by reference to the Registrant's Registration Statement on Form S-4 File No. 33-32131.
<F5>  Incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1994.
<F6>  Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 1999.
<F7>  Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended June 30, 1998.
<F8>  Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 2000.
<F9>  Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2002.
<F10> Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 2003.