Form 10-Q
period 2004-09-30
SLADES FERRY BANCORP
filed 2004-11-10
CIK 857499

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISION
                           Washington, D.C. 20549

                                  FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 2004
                  ------------------

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

      Yes    X                        No
      ------------                    -----------


Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

      Yes                            No    X
      ------------                   ------------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:


    Common stock ($0.01 par value) 4,067,848 shares as of October 31, 2004.
    -----------------------------------------------------------------------

                              TABLE OF CONTENTS

                                   Part I

ITEM 1 - Financial Statements of Slade's Ferry Bancorp. and Subsidiary        2

         Condensed Consolidated Balance Sheets - September 30, 2004
          (Unaudited) and December 31, 2003
         Condensed Consolidated Statements of Income and Expense
          (Unaudited) - Nine Months Ended September 30, 2004 and 2003 Condensed Consolidated Statements of Income and Expense
          (Unaudited) - Three Months Ended September 30, 2004 and 2003
         Condensed Consolidated Statement of Changes in Stockholders'
          Equity (Unaudited) - Nine Months Ended September 30, 2004
          and 2003
         Condensed Consolidated Statements of Cash Flows (Unaudited) -
          Nine Months Ended September 30, 2004 and 2003
         Notes to Condensed Consolidated Financial Statements (Unaudited)

ITEM 2 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          12

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk          28

ITEM 4 - Controls and Procedures                                             29

                                   Part II

ITEM 1 - Legal Proceedings                                                   30

ITEM 2 - Changes in Securities, Use of Proceeds and Issuer Purchases
          of Equity Securities                                               30

ITEM 3 - Defaults upon Senior Securities                                     30

ITEM 4 - Submission of Matters to a Vote of Security Holders                 30

ITEM 5 - Other Information                                                   30

ITEM 6 - Exhibits                                                            31

                                   PART I

ITEM 1

Financial Statements
--------------------

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                                   September 30, 2004    December 31, 2003
                                                   ---------------------------------------
                                                      (Unaudited)

ASSETS:
Cash, due from banks and interest-bearing
 demand deposits with other banks                     $ 20,507,497         $ 18,642,370
Money market mutual funds                                        0               63,539
Federal Home Loan Bank overnight deposit                 1,000,000                    0
Federal funds sold                                       5,000,000            4,000,000
                                                      ---------------------------------
      Cash and cash equivalents                         26,507,497           22,705,909
Interest-bearing time deposits with other banks            100,000              200,000
Investment securities held-to-maturity(1)               40,631,411           11,300,402
Investment securities available-for-sale(2)             84,329,600           47,162,852
Federal Home Loan Bank stock                             4,204,300            3,023,800
Loans, net                                             362,389,567          331,496,525
Premises and equipment                                   5,844,940            5,894,736
Goodwill                                                 2,173,368            2,173,368
Accrued interest receivable                              2,037,264            1,497,104
Cash surrender value of life insurance                  11,473,825           10,980,879
Deferred income tax asset, net                           1,932,677            1,996,213
Other assets                                             1,562,040            1,016,753
                                                      ---------------------------------

TOTAL ASSETS                                          $543,186,489         $439,448,541
                                                      =================================

LIABILITIES & STOCKHOLDERS' EQUITY:
Deposits                                              $403,454,662         $333,144,817
Federal Home Loan Bank advances                         80,388,352           60,474,864
Subordinated debentures                                 10,310,000                    0
Other liabilities                                        3,621,338            3,086,719
                                                      ---------------------------------

Total liabilities                                      497,774,352          396,706,400
                                                      ---------------------------------

STOCKHOLDERS' EQUITY:
  Common stock                                              40,601               39,959
  Paid-in capital                                       29,816,333           28,609,206
  Retained earnings                                     15,925,480           14,698,595
  Accumulated other comprehensive loss                    (370,277)            (605,619)
                                                      ---------------------------------

Total stockholders' equity                              45,412,137           42,742,141
                                                      ---------------------------------

TOTAL LIABILITIES &
 STOCKHOLDERS' EQUITY                                 $543,186,489         $439,448,541
                                                      =================================

--------------------
<F1>  Investment securities held-to-maturity have a fair market value of
      $41,140,312 as of September 30, 2004 and $11,851,713 as of December
      31, 2003.
<F2>  Securities classified as available-for-sale are stated at fair value with any unrealized gains or losses reflected as an adjustment in Stockholders' Equity, net of tax effect.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND EXPENSE
                                 (Unaudited)
                       NINE MONTHS ENDED SEPTEMBER 30,


                                                                    2004           2003
                                                                 --------------------------

INTEREST AND DIVIDEND INCOME:
  Interest and fees on loans                                     $15,061,034    $12,928,787
  Interest and dividends on investments                            2,206,021      2,258,138
  Other interest                                                     220,044        135,253
                                                                 --------------------------
      Total interest and dividend income                          17,487,099     15,322,178
                                                                 --------------------------
INTEREST EXPENSE:
  Interest on deposits                                             3,726,333      3,538,854
  Interest on Federal Home Loan Bank advances                      1,800,220      1,059,978
  Interest on subordinated debentures                                236,126              0
                                                                 --------------------------
      Total interest expense                                       5,762,679      4,598,832
                                                                 --------------------------
      Net interest and dividend income                            11,724,420     10,723,346
  Provision (benefit) for loan losses                                376,215       (539,357)
                                                                 --------------------------
      Net interest and dividend income
       after provision (benefit) for loan losses                  11,348,205     11,262,703
                                                                 --------------------------
NON-INTEREST INCOME:
  Service charges on deposit accounts                                404,129        429,266
  Overdraft service charges                                          403,602        410,788
  Gain on sales of available-for-sale securities, net                 46,298          1,944
  Gain (loss) on sale of loans                                       195,817       (115,792)
  Increase in cash surrender value of life insurance policies        357,946        318,405
  Other income                                                       568,355        430,816
                                                                 --------------------------
      Total other income                                           1,976,147      1,475,427
                                                                 --------------------------
NON-INTEREST EXPENSE:
  Salaries and employee benefits                                   5,972,717      5,743,711
  Occupancy expense                                                  599,518        710,580
  Equipment expense                                                  417,887        398,971
  Stationary and supplies                                            176,783        164,337
  Professional fees                                                  779,085        780,640
  Marketing expense                                                  409,637        310,058
  Other expense                                                    1,484,305      1,391,228
                                                                 --------------------------
      Total noninterest expense                                    9,839,932      9,499,525
                                                                 --------------------------
  Income before income taxes                                       3,484,420      3,238,605
  Income taxes                                                     1,165,490      1,621,744
                                                                 --------------------------
      NET INCOME (1)                                             $ 2,318,930    $ 1,616,861
                                                                 ==========================
Basic earnings per share                                         $      0.57    $      0.40
                                                                 ==========================
Diluted earnings per share                                       $      0.57    $      0.41
                                                                 ==========================
Basic averages shares outstanding                                  4,038,499      3,963,167
                                                                 ==========================
Diluted average shares outstanding                                 4,086,415      3,994,511
                                                                 ==========================
Dividends per share                                              $      0.27    $      0.27
                                                                 ==========================
Comprehensive income(2)                                          $ 2,554,272    $ 1,309,146
                                                                 ==========================

--------------------
<F1>  The year to date results of operations for the period ended September
      30, 2003 have been revised from that previously reported to remove the extraordinary item. The extraordinary item treatment previously presented was revised, and its individual components were reclassed to income tax expense in the amount of $529,191, and included in other expense is interest of $128,977. See Footnote 20 to the Company's audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2003 filed with the U.S. Securities and Exchange Commission.
<F2>  Calculated using the change in accumulated other comprehensive income
      (loss) for the period and net income for the period.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND EXPENSE
                                 (Unaudited)

                      THREE MONTHS ENDED SEPTEMBER 30,


                                                                    2004          2003
                                                                 ------------------------

INTEREST AND DIVIDEND INCOME:
  Interest and fees on loans                                     $5,194,000    $4,419,503
  Interest and dividends on investments                             998,496       671,857
  Other interest                                                     57,509        26,873
                                                                 ------------------------
      Total interest and dividend income                          6,250,005     5,118,233
                                                                 ------------------------
INTEREST EXPENSE:
  Interest on deposits                                            1,279,272     1,090,910
  Interest on Federal Home Loan Bank advances                       627,084       408,772
  Interest on subordinated debentures                               118,203             0
                                                                 ------------------------
      Total interest expense                                      2,024,559     1,499,682
                                                                 ------------------------
      Net interest and dividend income                            4,225,446     3,618,551
  Provision for loan losses                                               0             0
                                                                 ------------------------
      Net interest and dividend income
       after provision for loan losses                            4,225,446     3,618,551
                                                                 ------------------------
NON-INTEREST INCOME:
  Service charges on deposit accounts                               132,295       151,072
  Overdraft service charges                                         148,815       147,662
  Gain on sales of available-for-sale securities, net                 6,994        42,862
  Gain (loss) on sale of loans                                      195,817       (12,258)
  Increase in cash surrender value of life insurance policies       100,183       102,065
  Other income                                                      228,628       137,763
                                                                 ------------------------
      Total other income                                            812,732       569,166
                                                                 ------------------------
NON-INTEREST EXPENSE:
  Salaries and employee benefits                                  1,953,849     2,005,682
  Occupancy expense                                                 179,326       225,567
  Equipment expense                                                 138,190       143,949
  Stationary and supplies                                            66,975        50,055
  Professional fees                                                 302,470       238,964
  Marketing expense                                                 211,169        80,441
  Other expense                                                     618,461       424,376
                                                                 ------------------------
      Total noninterest expense                                   3,470,440     3,169,034
                                                                 ------------------------
  Income before income taxes                                      1,567,738     1,018,683
  Income taxes                                                      496,525       319,338
                                                                 ------------------------
      NET INCOME                                                 $1,071,213    $  699,345
                                                                 ========================
Basic earnings per share                                         $     0.26    $     0.18
                                                                 ========================
Diluted earnings per share                                       $     0.26    $     0.17
                                                                 ========================
Basic averages shares outstanding                                 4,058,086     3,976,557
                                                                 ========================
Diluted average shares outstanding                                4,101,223     4,022,804
                                                                 ========================
Dividends per share                                              $     0.09    $     0.09
                                                                 ========================
Comprehensive income(1)                                          $1,816,479    $  189,219
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

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                 (Unaudited)


                                                                                    Accumulated
                                                                                       Other
                                       Common        Paid-in         Retained      Comprehensive
                                        Stock        Capital         Earnings           Loss           Total
                                       ------------------------------------------------------------------------

Balance, January 1, 2004               $39,959     $28,609,206     $14,698,595       $(605,619)     $42,742,141
Comprehensive income:
  Net income                                                         2,318,930
  Other comprehensive income                                                           235,342
    Comprehensive income                                                                              2,554,272
Issuance of common stock from
 dividend reinvestment plan                210         461,770                                          461,980
Retired common stock shares                (34)        (32,334)                                         (32,368)
Stock issuance relating to optional
 cash contribution plan                     44          88,920                                           88,964
Stock options exercised                    422         531,510                                          531,932
Tax benefit of stock options                           157,261                                          157,261
Dividends declared ($.09 per share)                                 (1,092,045)                      (1,092,045)
                                       ------------------------------------------------------------------------
Balance, September 30, 2004            $40,601     $29,816,333     $15,925,480       $(370,277)     $45,412,137
                                       ========================================================================


                                                                                    Accumulated
                                                                                       Other
                                       Common        Paid-in         Retained      Comprehensive
                                        Stock        Capital         Earnings           Loss           Total
                                       ------------------------------------------------------------------------

Balance, January 1, 2003               $39,378     $27,693,199     $13,445,335       $ (10,908)     $41,167,004
Comprehensive income:
  Net income                                                         1,616,861
  Other comprehensive income                                                          (307,715)
    Comprehensive income                                                                              1,309,146
Issuance of common stock from
 dividend reinvestment plan                338         509,423                                          509,761
Stock issuance relating to optional
 cash contribution plan                     70         104,444                                          104,514
Stock option exercised                      10           9,490                                            9,500
Dividends declared ($.09 per share)                                 (1,071,017)                      (1,071,017)
                                       ------------------------------------------------------------------------
Balance, September 30, 2003            $39,796     $28,316,556     $13,991,179       $(318,623)     $42,028,908
                                       ========================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       NINE MONTHS ENDED SEPTEMBER 30,
                                 (Unaudited)


                                                                       2004             2003
                                                                   -----------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $  2,318,930     $  1,616,861
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Amortization, net of accretion of securities                          122,013          156,662
  Gains on sales of available-for-sale securities, net                  (46,298)          (1,944)
  (Gains)losses on sale of loans                                       (195,817)         115,792
  Change in unearned income                                             170,038           35,935
  Provision (benefit) for loan losses                                   376,215         (539,357)
  Depreciation and amortization                                         482,745          473,251
  Increase in cash surrender value of life insurance policies          (357,946)        (318,405)
  Decrease in taxes receivable                                           57,986          215,024
  Deferred tax expense                                                   (3,063)          52,941
  (Increase) decrease in other assets                                  (501,688)          47,739
  Increase in prepaid expenses                                         (101,585)         (39,605)
  Increase in interest receivable                                      (540,160)         (18,907)
  Increase (decrease) in other liabilities                              363,928          (13,265)
  Decrease in accrued expenses                                          123,418          135,115
  Increase in interest payable                                           41,439           11,111
  Increase in equity-method investment                                  (10,069)               0
  Decrease in minority interest                                               0           (3,500)
                                                                   -----------------------------
      Net cash provided by operating activities                       2,300,086        1,925,448
                                                                   -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of interest-bearing
   time deposits with other banks                                       100,000                0
  Purchases of available-for-sale securities                        (48,903,948)     (29,246,394)
  Proceeds from sales of available-for-sale securities                  624,977                0
  Proceeds from maturities and calls of
   available-for-sale securities                                     11,348,091       41,882,767
  Purchases of held-to-maturity securities                          (31,428,123)      (4,926,305)
  Proceeds from maturities of held-to-maturity securities             2,097,540        6,463,543
  Purchase of Federal Home Loan Bank stock                           (1,180,500)      (1,092,000)
  Loan originations and principal collections, net                  (39,533,350)     (53,473,842)
  Recoveries of loans previously charged off                             91,609           90,927
  Proceeds from sales of loans                                        8,198,263        1,862,319
  Capital expenditures                                                 (432,949)        (396,642)
  Investment in life insurance policies                                (135,000)        (950,500)
                                                                   -----------------------------
      Net cash used in investing activities                         (99,153,390)     (39,786,127)
                                                                   -----------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       NINE MONTHS ENDED SEPTEMBER 30,
                       -------------------------------
                                 (Unaudited)
                                 (Continued)


                                                                       2004             2003
                                                                   -----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net increase in demand deposits, NOW,
  and savings accounts                                               53,411,595       18,164,159
  Net increase (decrease) in time deposits                           16,898,250       (7,567,685)
  Proceeds from long term Federal Home Loan Bank advances            24,000,000       22,920,823
   Payments on Federal Home Loan Bank long-term advances               (262,512)               0
  Net change in short-term advances from Federal Home Loan Bank      (3,824,000)               0
  Proceeds from issuance of subordinated debentures                  10,310,000                0
  Proceeds from issuance of common stock                                550,947          623,775
  Stock options exercised                                               689,190                0
  Retired common stock shares                                           (32,368)               0
  Dividends paid                                                     (1,086,210)      (1,067,257)
                                                                   -----------------------------
      Net cash provided by financing activities                     100,654,892       33,073,815
                                                                   -----------------------------
      Net increase (decrease) in cash and cash equivalents            3,801,588       (4,786,864)
      Cash and cash equivalents at beginning of year                 22,705,909       34,716,536
                                                                   -----------------------------
      Cash and cash equivalents at the end of period               $ 26,507,497     $ 29,929,672
                                                                   =============================


SUPPLEMENTAL DISCLOSURES:

Interest paid                                                      $  5,721,240     $  4,587,721

Income taxes paid (received)                                       $  1,104,441     $    824,588

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                             September 30, 2004

Note A - Basis of Presentation
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the management of Slade's Ferry Bancorp. (the "Company"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

The consolidated financial statements of Slade's Ferry Bancorp. include its wholly-owned subsidiary, Slade's Ferry Trust Company, and its subsidiaries, Slade's Ferry Realty Trust, Slade's Ferry Securities Corporation, Slade's Ferry Securities Corporation II and Slade's Ferry Loan Company. All significant intercompany balances have been eliminated.

Note C - Stock Based Compensation
---------------------------------

At September 30, 2004, the Company has a stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income (except for appreciation from options surrendered), as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.


                                                     3 Months Ended September 30,    9 Months Ended September 30,
                                                           2004         2003              2004          2003
                                                     ------------------------------------------------------------

Net income, as reported                                 $1,071,213    $699,345         $2,318,930    $1,616,861
Deduct: Total stock-based employee compensation
 expense determined under fair value based method
 for all awards, net of related tax effects                      0           0             87,438        55,967
                                                        -------------------------------------------------------
Pro forma net income                                    $1,071,213    $699,345         $2,231,492    $1,560,894
                                                        =======================================================
Earnings per share:
  Basic - as reported                                   $     0.26    $   0.18         $     0.57    $     0.41
  Basic - pro forma                                     $     0.26    $   0.18         $     0.55    $     0.39
  Diluted - as reported                                 $     0.26    $   0.17         $     0.57    $     0.40
  Diluted - pro forma                                   $     0.26    $   0.17         $     0.55    $     0.39

Note D - Pension Benefits
-------------------------

The net periodic benefit cost is summarized below:


                                                 Nine months ended September 30,    Three months ended September 30,
                                                       2004          2003                 2004          2003
                                                 ------------------------------------------------------------------

Service Cost                                         $ 15,050      $ 22,267             $  5,575      $ 12,781
Interest Cost                                         102,495       168,208               37,019        96,546
Expected return on plan assets                        (52,770)      (92,182)             (20,857)      (52,909)
Amortization of prior service cost                      3,235       (20,622)               1,058       (11,836)
Recognized net actuarial (gain) loss                   (1,310)       99,922               33,638        57,350
Amortization of transition (asset) obligation           7,359        12,532                2,477         7,193
                                                     ---------------------------------------------------------
Net periodic cost (income)                           $ 74,059      $190,125             $ 58,910      $109,125
                                                     =========================================================

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2003 that it expected employer pension plan contributions to be $150,000 in 2004. This contribution was made in September 2004.

Note E - Impact of New Accounting Standards
-------------------------------------------

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement (a) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (b) clarifies when a derivative contains a financing component, (c) amends the definition of an underlying to conform to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and (d) amends certain other existing pronouncements. The provisions of SFAS No. 149 are effective for contracts entered into or modified after September 30, 2003. There was no substantial impact on the Company's consolidated financial statements on adoption of this Statement.

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

In December 2003, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 03-3 ("SOP 03-3") "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality be recognized at their fair value. The excess of contractual cash flows over expected cash flows is not to be recognized as an adjustment of yield, loss accrual, or valuation allowance. Valuation allowances cannot be created nor "carried over" in the initial accounting for loans acquired in a transfer on loans subject to SFAS 114, "Accounting by Creditors for Impairment of a Loan." This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. The Bank/Company/Corporation does not believe the adoption of SOP 03-3 will have a material impact on the Bank's/Company's/Corporation's financial position or results of operations.

On March 9, 2004, the SEC issued Staff Accounting Bulletin 105, "Application of Accounting Principles to Loan Commitments," ("SAB 105") to inform registrants of the Staff's view that the fair value of the recorded loan commitments should not consider the expected future cash flows related to the associated servicing of the future loan. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The Staff will not object to the application of existing accounting practices to loan commitments accounted for as derivatives that are entered into on or before March 31, 2004, with appropriate disclosures. The Company records the value of its mortgage loan commitments at fair market value for mortgages it intends to sell, and does not currently include, and was not including, the value of mortgage servicing or any other internally-developed intangible assets in the valuation of its mortgage loan commitments. Therefore, the adoption of SAB 105 did not have an impact on the Company's financial condition or results of operations.

At its March 2004 meetings, the Emerging Issues Task force ("EITF") revisited EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" (EITF No. 03-1). Effective with reporting periods beginning after June 15, 2004, companies carrying certain types of debt and equity securities whose amortized cost is higher than the securities' fair values will have to use more detailed criteria to evaluate whether to record a loss and will have to disclose additional information about unrealized losses. The Company has reviewed the revised EITF No. 03-1 and plans to implement these additional procedures effective with the quarter beginning on July 1, 2004. Even though as of June 30, 2004 most of the unrealized losses on the Company's investments and mortgage-backed securities were deemed temporary, at this time the Company can not determine whether the adoption of this new issuance will have an impact on the Company's financial position and results of operations, as the extent of any impact will vary due to the fact that the model calls for many judgements and additional evidence gathering at each securities valuation date.

ITEM 2

Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------
Results of Operations
---------------------

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the strength of the company's capital and asset quality. Such statements may be identified by words such as "believes," "will," "expects," "project," "may," "developments," "strategic," "launching," "opportunities," "anticipates," "estimates," "intends," "plans," "targets" and similar expressions. These statements are based upon the current beliefs and expectations of Slade's Ferry Bancorp.'s management and are subject to significant risks and uncertainties. Actual results may differ materially from those set forth in the forward-looking statements as a result of numerous factors.

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

Slade's Ferry Bancorp. (the "Company," "us," or "we"), a business corporation organized under the laws of the Commonwealth of Massachusetts, serves as the holding company for Slade's Ferry Trust Company (the "Bank") and its subsidiaries. Our common stock is quoted on the Nasdaq Small Cap Market under the symbol "SFBC." Unless the context otherwise requires, all references herein to the Company include the Company, the Bank and its subsidiaries on a consolidated basis.

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

Allowance for loan losses. Establishing an appropriate level of allowance for loan losses involves a high degree of judgement. The allowance for loan losses is established through a charge or credit to the provision for loan losses, and is based on our projection of the adequate level of the allowance in relation to the inherent loss exposure in the loan portfolio. On a monthly basis, management evaluates the adequacy of the allowance. Such evaluation includes a formal analysis that considers, among other factors, business and economic conditions and industry trends, the size and characteristics of the loan portfolio, delinquency trends, charge-off experience, loan growth, nonaccrual loan trends, and portfolio migration information. Although we use available information to project the appropriate level of the allowance which is based on factors and risk identification procedures discussed in "Item I Business - Summary of Loan Loss Experience," the use of judgements and projections may change in the future. Changes in factors or assumptions used by us to determine the adequacy of the allowance or the availability of new information could cause the allowance for loan losses to be increased or decreased in future periods. In addition, bank regulatory agencies, as part of their examination process, may require the Company to recognize adjustments to the allowance based on their judgements and projections.

Accounting for Acquisitions and Review of Goodwill. The Bank completed an acquisition in 1996 and used the purchase method of accounting. For acquisitions under this method, assets acquired and liabilities assumed were recorded at their estimated fair value, which in some instances involves estimates based on internal and third party pressures, or other valuation techniques. In addition, this purchase acquisition resulted in goodwill, which is subject to ongoing periodic impairment tests, and is evaluated using fair value techniques that contain estimates. If the estimated fair value is less than the carrying amount, a loss due to impairment would be recognized to reduce the carrying value to fair value.

Other than temporary impairment. Management records an impairment charge when it believes an investment security experiences a decrease in value that is "other than temporary". In making a decision whether an investment is permanently impaired, management reviews current and forecasted information about the underlying investment that is available, applicable industry data, and analyst reports. When an investment is deemed to be impaired on an "other than temporary" basis, it is written down to current fair market value. Future adverse changes in economic and market conditions, deterioration in credit quality, and continued poor financial results of underlying investments or other factors could result in further losses that may not be reflected in an investment's current book value that could result in future writedown charges due to impairment.

Deferred tax estimates. Management utilizes the asset and liability method for accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. We must also assess the probability that deferred tax assets will be recovered from future taxable income, and establish a valuation allowance for any assets determined not likely to be recovered. Management exercises judgement in evaluating the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income. These judgements are estimates and assumptions and are reviewed on a continuing basis.

Comparison of Financial Condition at September 30, 2004 and December 31, 2003

Total Assets. Total assets increased by $103.7 million, or 23.6%, from $439.4 million at December 31, 2003 to $543.2 million at September 30, 2004. Net loans increased from $331.5 million at December 31, 2003 to $362.4 million at September 30, 2004, while investments increased from $57.7 million to $125.1 million during the same time period. Asset growth was funded predominantly by deposit growth of $70.3 million. In addition, the Bank participated in a trust preferred offering which raised gross proceeds in the amount of $10.3 million in March 2004, providing the Company with additional regulatory capital that will be used to fund continued growth of the institution. The remainder of the growth was funded by the net increase in advances from the Federal Home Loan Bank of Boston (the "FHLB"), totaling $19.9 million. These advances were made in accordance with the Bank's strategic initiatives.

Cash and Cash Equivalents. Cash and cash equivalents increased by $3.8 million, from $22.7 million as of year-end 2003 to $26.5 million at September 30, 2004. Cash and cash equivalents, for purposes of reporting cash flows, includes cash, amounts due from banks, interest-bearing demand deposits with other banks, federal funds sold, overnight deposit with the FHLB and money market mutual funds.

Investments. Total investments, excluding FHLB stock and interest-bearing time deposits with other banks, increased by $66.5 million from $58.6 million at December 31, 2003 to $125.0 million at September 30, 2004.

Investments in both the "Held to Maturity" and Available for Sale portfolios increased with the inflow of funds from deposits and borrowed funds. Certain of these securities are viewed as temporary, with the funds waiting to be deployed as loans.

The main objectives of the investment portfolio are (1) to provide adequate liquidity to meet reasonable declines in deposits and any anticipated increases in the loan portfolio; (2) to provide safety of principal and interest; (3) to generate earnings adequate to provide a stable income; and
(4) to fit within the overall asset/liability management objectives of the Company. The Company has not purchased investments with off-balance sheet characteristics, such as swaps, options, futures, and other hedging activities; nor has it purchased collateral mortgage obligations.

In accordance with Statement of Financial Accounting Standards No. 115, entitled "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), the investment portfolio is segregated into a "Held-to-Maturity" category and an "Available-for-Sale" category as defined by SFAS No. 115. The designation is determined at the time of purchase. Neither the Company nor the Bank maintains any securities as "Held for Trading".

The Held-to-Maturity category consists of securities issued by states and municipalities of the United States and political subdivisions of states and mortgage-backed securities issued by federal agencies. The Company has the positive intent and ability to hold these securities to maturity. In managing the Held-to-Maturity portfolio, the Company seeks to maximize its return and maintain consistency to meet short and long term liquidity forecasts by purchasing securities with maturities laddered within a short-term period of 1-3 years, a mid-term period of 3-5 years, and mortgage-backed securities with weighted average lives of up to 71/2 years.

Investment Securities Held-to-Maturity are carried at amortized cost on the balance sheet, and are summarized as follows as of September 30, 2004:


                                             Amortized     Gross Unrealized    Gross Unrealized
(Dollars In Thousands)                       Cost Basis     Holding Gains       Holding Losses     Fair Value
-------------------------------------------------------------------------------------------------------------

U. S. Treasury securities and obligations
 of U. S. Government Corporations
 and Agencies                                 $ 9,195            $407                $ 0            $ 9,602
Mortgage-backed securities                     30,105             102                  0             30,207
Other debt securities                           1,331               0                  0              1,331
-----------------------------------------------------------------------------------------------------------
Total                                         $40,631            $509                $ 0            $41,140
===========================================================================================================

Securities in the Available-for-Sale category are securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. These securities may be sold in response to interest rate changes, liquidity needs or other factors. Any unrealized gain or loss, net of taxes, for the Available-for-Sale securities is reflected in Stockholders' Equity as a separate component.

Investments in Available-for-Sale securities are carried at fair value on the balance sheet and are summarized as follows as of September 30, 2004:


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
--------------------------------------------------------------------------------------------------

Debt Securities issued by the U. S.
 Treasury and other U. S. Government
 Corporations and Agencies               $40,993         $  187            $229          $40,951
Marketable Equity Securities               3,936            218             415            3,739
Mortgage-backed Securities                29,522            607             110           30,019
Corporate Debt Securities                  9,488            133               0            9,621
------------------------------------------------------------------------------------------------
Total                                    $83,939         $1,145            $754          $84,330
================================================================================================

Securities of the U.S. Treasury, U.S. Government corporations and agencies, and mortgage-backed securities have little or no credit risk, other than being sensitive to changes in interest rates, and if held-to-maturity, these securities will mature at par. The Company amortizes premiums and accretes discounts over the life of the securities. Corporate and municipal bonds are subject to credit risk. Accordingly, the Company's investment policy requires that these securities meet minimum credit quality standards. Specifically, Moody's or Standard and Poor's must rate the securities as "investment grade" before being considered for investment. Securities that subsequently fall below investment grade are evaluated on a case by case basis by both management and the Finance and Investment Committee of the Board of Directors.

Marketable equity securities have an even greater risk as they are subject to market fluctuations. Marketable equity securities are constantly monitored and evaluated to determine their suitability for sale, retention in the portfolio, or possible writedowns due to impairment issues. Market risk is controlled by limiting the total amount invested into marketable equity securities, and by maintaining a diversified mix of securities across various industry sectors. It is the Company's policy not to invest in equity securities that are not traded actively on a national exchange. At September 30, 2004, the amount invested in marketable equity securities was 3.0% of the total market value of the investment portfolio and was distributed over various industry sectors.

The Company holds certain securities in two subsidiary corporations designated as Massachusetts Securities Corporations. These corporations are afforded a beneficial state tax rate, 1.34%, as compared to the regular Massachusetts Bank tax rate of 10.50%, provided that the principal and interest remains held within the securities corporations. Earnings distributed to the Bank or the Company from the securities corporations would be subject to state taxation as dividend income to the Bank or the Company, and securities transferred to the Bank or the Company would be transferred at fair value, subject to taxes on any gains realized. The two Massachusetts Securities Corporations hold securities totaling $56.2 million. Certain securities have been pledged by the Bank as collateral to secure FHLB borrowings.

Loans. The following table shows the amount of loans by category at September 30, 2004 and December 31, 2003.


(In Thousands)                       September 30, 2004     December 31, 2003
-----------------------------------------------------------------------------

Residential real estate                   $172,743              $147,178
Commercial real estate                     140,640               140,572
Commercial                                  28,483                33,980
Construction and land development           22,479                10,346
Consumer                                     2,680                 3,961
Other                                           81                    57
------------------------------------------------------------------------

Total gross loans                          367,106               336,094
Allowance for loan losses                   (4,103)               (4,154)
Unearned income                               (613)                 (443)
------------------------------------------------------------------------

Net loans                                 $362,390              $331,497
========================================================================

Total gross loans increased by $31.0 million, or 9.2%, from $336.1 million at December 31, 2003, to $367.1 million at September 30, 2004. Residential mortgage and home equity loans increased by $25.5 million, to $172.7 million as of September 30, 2004, compared to $147.2 million at year-end 2003. Commercial real estate loans remained constant at $140.6 million. Construction and land development loans increased by $12.1 million to $22.5 million at September 30, 2004, compared to $10.3 million reported at year-end 2003. The commercial and consumer portions of the Bank's portfolio decreased by $5.5 million and $1.3 million respectively from December 31, 2003 to September 30, 2004. Changes in the loan portfolio mix are indicative of the Bank's increased emphasis on the origination of residential real estate loans, both first mortgages and equity lines of credit, as a means of diversification and credit risk management. Consistent with this emphasis, residential real estate and home equity loans represent 47.1% of total loans as of September 30, 2004 compared to 43.8% as of December 31, 2003. Commercial real estate loans represent 38.3% of the total loans as of September 30, 2004, as compared to 41.8% as of December 31, 2003. These loans are collateralized by various types of commercial properties, without any predominant type of property or concentration of credit in any one industry.

          INFORMATION WITH RESPECT TO NONACCRUAL AND PAST DUE LOANS AT SEPTEMBER 30, 2004 AND 2003 AND DECEMBER 31, 2003 AND 2002


                                                         At September 30,         At December 31,
---------------------------------------------------------------------------------------------------
(Dollars In Thousands)                                    2004        2003        2003        2002

---------------------------------------------------------------------------------------------------

Nonaccrual Loans                                        $    218     $  637     $    407     $  635
Loans 90 days or more past due and still accruing            173         13            0          8
Real estate acquired by foreclosure
 or substantively repossessed                                  0          0            0          0
Percentage of nonaccrual loans to total gross loans         0.06%      0.20%        0.12%      0.24%
Percentage of nonaccrual loans, restructured loans,
 and real estate acquired by foreclosure or
 substantively repossessed to total assets                  0.07%      0.15%        0.09%      0.16%
Percentage of allowance for loan losses
 to nonaccrual loans                                    1,882.11%    687.28%    1,020.64%    764.19%

Nonperforming assets include nonaccrual loans, loans past due 90 days or more and still accruing, restructured loans not performing in accordance with amended terms, and other real estate acquired through foreclosure. Nonperforming assets as a total decreased by $16,000, from $407,000 on December 31, 2003 to $391,000 as of September 30, 2004.

The $218,000 in nonaccrual loans as of September 30, 2004 consists of $73,000 of real estate mortgages, $100,000 attributed to commercial loans and $45,000 of consumer loans. There were no restructured loans included in nonaccrual loans for the first nine months of 2004.

The percentage of nonaccrual loans to total gross loans decreased from 0.12% reported at the year-end 2003 to 0.06% at September 30, 2004 due to a decrease in the nonaccrual category and the increase in the total loan portfolio. The percentage of nonaccrual loans, restructured loans and real estate acquired by foreclosure or substantively repossessed to total assets decreased to 0.07% at September 30, 2004 from 0.09% reported at year-end 2003 due to the decrease in nonaccrual loans.. As noted above, subsequent to the Balance Sheet date these loans have been paid or sold. The percentage of allowance for loan losses to nonaccrual loans increased to 1,882.11% at September 30, 2004 from 1,020.64% at year end 2003 due to a decrease in nonaccrual loans.

       INFORMATION WITH RESPECT TO INTEREST ON NONACCRUAL AND PAST DUE LOANS AT SEPTEMBER 30, 2004 AND 2003 AND DECEMBER 31, 2003 AND 2002


                                                 At September 30,    At December 31,
------------------------------------------------------------------------------------
(In Thousands)                                    2004     2003       2003     2002
------------------------------------------------------------------------------------

Nonaccrual Loans                                  $218     $637       $407     $635

Interest income that would have been recorded
 during the period under original terms             21       30         41      303

Interest income recorded during the period          42       18         30      121

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

Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114") applies to all loans except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, loans measured at fair value or at a lower of cost or fair value, leases, and debt securities as defined in SFAS No. 115. SFAS No.114 requires that impaired loans be valued at the present value of expected future cash flows discounted at the loan's effective interest rate or as a practical expedient, at the loan's observable market value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, we do not separately identify individual consumer and residential loans for impairment disclosures. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principle or interest when due according to the contractual terms of the loan agreement.

At September 30, 2004 there were $120,000 of loans which we had determined to be impaired, with a related allowance for credit losses of $6,000. In addition, principal reductions, loan payoffs, charged off balances, loan upgrades, and a change in our impairment identification methodology are other factors resulting in a decrease of impaired loans.

There were no other loans classified for regulatory purposes as of September 30, 2004 that we expect will materially impact future operating results, liquidity or capital resources.

                  ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES


                                                              Nine Months         Year Ended
                                                          Ended September 30,    December 31,
---------------------------------------------------------------------------------------------
(Dollars In Thousands)                                      2004      2003           2003
---------------------------------------------------------------------------------------------

Balance at January 1                                       $4,154    $4,854         $4,854
------------------------------------------------------------------------------------------
Charge-offs:
  Commercial                                                  (62)        0            (10)
  Commercial real estate                                     (425)        0              0
  Residential real estate                                     (18)      (10)          (169)
  Construction and land development                            (4)        0              0
  Consumer                                                    (11)      (18)           (32)
  Other                                                         0         0              0
------------------------------------------------------------------------------------------
Total charge-offs                                            (520)      (28)          (211)
------------------------------------------------------------------------------------------
Recoveries:
  Commercial                                                   57        51             55
  Commercial real estate                                        0         0              0
  Residential real estate                                      25        29             44
  Construction and land development                             0         0              0
  Consumer                                                     10        11             14
  Other                                                         0         0              0
------------------------------------------------------------------------------------------
Total recoveries                                               92        91            113
------------------------------------------------------------------------------------------
Net (charge-offs) recoveries                                 (428)       63            (98)
------------------------------------------------------------------------------------------
Provision (benefit) charged to (increasing) operations        376      (539)          (602)
------------------------------------------------------------------------------------------
Balance at end of period                                   $4,102    $4,378         $4,154
==========================================================================================
Ratio of net charge-offs to
 average loans outstanding                                  (0.15%)   (0.01%)        (0.03%)

The Bank maintains an allowance for loan losses at a level that is sufficient to absorb the projected credit losses associated with its loan portfolio. Projected credit losses reflect consideration of all significant factors that affect repayment as of the evaluation date. Projected losses on loan categories reflect historical net charge-off levels for similar loans, adjusted for changes in current conditions or other relevant factors. Calculation of historical charge-off rates can range from a simple average of net charge-offs over a relevant period, to more complex techniques such as migration analysis.

The level of the allowance for loan losses is evaluated monthly by management and reviewed by the Board of Directors. Factors considered in the evaluation process include growth of the loan portfolio, risk characteristics of the loan types in the portfolio, the value of underlying collateral, delinquency and charge off trends, current economic conditions within the Bank's market area, and various other external and internal factors. The allowance for loan losses is maintained at a level that management considers adequate to absorb estimated losses within the Bank's loan portfolio. The assessment of the adequacy of the allowance for loan losses is reviewed annually by an independent loan review consultant, our independent auditors, and regulatory agencies.

The allowance for loan losses at September 30, 2004 was $4.1 million, compared to $4.2 million at year-end 2003. The allowance for loan losses as a percentage of outstanding loans was 1.13% at September 30, 2004, and 1.25% at December 31, 2003. The decrease in the allowance is related to sale of certain loans, which were previously identified as problem credits. Accordingly, these loans were allocated an elevated level of loan loss reserve. Gains on the sale of these loans totaled $196,000 in 2004. In the nine months ended September 30, 2003, the Company realized losses on sales of problem loans totaling $116,000.

As the composition of the Bank's loan portfolio gradually changes and diversifies from higher credit risk weighted loans, such as commercial real estate and commercial and industrial loans, to residential and home equity loans, management believes that a smaller reserve allowance will be required. During the first three quarters of 2004, due to the continued changes in the loan portfolio, stronger underwriting guidelines, the sales of loans previously deemed substandard, and overall improvement in credit quality of existing loans, management believes that the level of overall credit risk embedded in the loan portfolio decreased.

Charge-offs of loans were $211,000 for the year ended December 31, 2003, $520,000 for the nine months ended September 30, 2004, and $28,000 for the nine months ended September 30, 2003. Recoveries of loans previously charged off totaled $113,000 for the year ended December 31, 2003, $92,000 for the nine months ended September 30, 2004, and $91,000 for the nine months ended September 30, 2003. Management believes that the allowance for loan losses of $4.1 million as of September 30, 2004 is adequate to cover potential losses in the loan portfolio, based on current information available to us.

The following table shows an allocation of the allowance for loan losses as of the end of each of the periods indicated.


                                         September 30, 2004             December 31, 2003
                                     --------------------------------------------------------
                                                   Percent of                    Percent of
                                                  Loans in Each                 Loans in Each
                                                   Category to                   Category to
                                      Amount       Total Loans      Amount      Total Loans
                                     --------------------------------------------------------
                                                      (Dollars In Thousands)

Commercial (5)                       $  456(1)         7.76%       $  943(1)        10.11%
Residential real estate                 416(2)        47.06           323(2)        43.79
Commercial real estate                3,045(3)        38.31         2,748(3)        41.83
Construction and land development       121            6.12            52            3.08
Consumer                                 64(4)          .73            80(4)         1.17
Other                                     -             .02             8             .02
                                     ----------------------------------------------------
                                     $4,102          100.00%       $4,154          100.00%
                                     ====================================================

--------------------
<F1>  Includes amounts specifically reserved for impaired loans of $0 as of
      September 30, 2004 and $251,280 as of December 31, 2003 as required by SFAS No. 114.
<F2>  Includes amounts specifically reserved for impaired loans of $3,533 as of September 30, 2004 and $13,979 as of December 31, 2003 as required by SFAS No. 114.
<F3>  Includes amounts specifically reserved for impaired loans of $0 as of
      September 30, 2004 and $9,642 as of December 31, 2003 as required by SFAS No. 114.
<F4>  Includes amounts specifically reserved for impaired loans of $0 as of
      September 30, 2004 and $170 as of December 31, 2003 as required by SFAS No. 114.
<F5>  Includes commercial, financial, agricultural and nonprofit loans.

Commercial real estate loans represent 38.31% of gross loans as of September 30, 2004. Residential real estate, including home equity loans, represents 47.06% of gross loans. The Company requires a loan to value ratio of 80% in both commercial and residential mortgages. Residential real estate loans secured by a first mortgage can be written with a loan-to-value ratio of 95% with private mortgage insurance. These mortgages are secured by real properties that have a readily ascertainable appraised value.

Generally, commercial real estate loans have a higher degree of credit risk than residential real estate loans because they depend primarily on the cash flows from rental or operation of the underlying collateral. When granting these loans, we evaluate the financial condition of the borrower, the location of the real estate, the quality of management, and general economic and competitive conditions. When granting a residential mortgage, we review the property securing the loan, the borrower's repayment history on past debts and the borrower's ability to meet existing obligations and payments on the proposed loans. Real estate construction loans comprise both residential and commercial construction loans throughout our market area.

Commercial loans consist of loans predominantly collateralized by inventory, furniture and fixtures, and accounts receivable. In assessing the collateral for this type of loan, we apply a 50% liquidation value to inventories; 25% to furniture, fixtures and equipment; and 70% to accounts receivable less than 90 days of invoice date. Commercial loans represent 7.8% of the loan portfolio as of September 30, 2004, compared to 10.1% at December 31, 2003.

Consumer loans are both secured and unsecured borrowings and, at September 30, 2004, represents only 0.7% of the total loan portfolio, compared to 1.2% at December, 2003. These loans have a higher degree of risk than residential mortgage loans. The underlying collateral of a secured consumer loan tends to depreciate in value. Consumer loans are typically made based on the borrower's ability to repay the loan through continued financial stability. We endeavor to minimize risk by reviewing the borrower's repayment history on past debts, and assessing the borrower's ability to meet existing obligations on the proposed loans.

Total Liabilities. Total liabilities increased from $396.7 million on December 31, 2003 to $497.8 million at September 30, 2004. This increase is mainly attributable to a $70.3 million increase in deposits throughout the year, a net increase in FHLB advances of $19.9 million, and the issuance of $10.3 million of subordinated debentures in March 2004.

Deposits. Total deposits at September 30, 2004 were $403.5 million, an increase of $70.3 million or 21.1%, as compared to $333.1 million at December 31, 2003. Savings deposit balances and money market accounts increased by $43.2 million during the first nine months of 2004. This increase is mainly attributable to the addition of a market-rate savings product. Term certificates of deposit as of September 30, 2004 increased by $17.3 million when compared to December 31, 2003. The Bank's marketing programs, particularly in early 2004, were targeted to attracting and cementing multiple account relationships with more affluent customers. The Bank continues to offer a full range of deposit products to customers of all income levels.

The following table shows the amount of deposits at the end of September 30, 2004 and December 31, 2003.


(In Thousands)         September 30, 2004    December 31, 2003
                       ------------------    -----------------

Noninterest-bearing         $ 77,182              $ 73,254
Interest-bearing             326,273               259,891
                            --------              --------
                            $403,455              $333,145
                            ========              ========

FHLB Advances. Total borrowed funds were $80.4 million at September 30, 2004, as compared to $60.5 million at December 31, 2003, an increase of $19.9 million. In accordance with the Bank's strategic plan, FHLB advances of varying terms, totaling $29.8 million were drawn during the nine months ended September 30, 2004. A total of $24.0 million of these advances funded the purchase of investment securities in the third quarter of 2004, in order to "pre-fund" or replace expected loan origination during the third and fourth quarters of 2004. Maturing advances totaling $9.6 million were repaid during the nine months ended September 30, 2004, and principal totaling $0.3 million was repaid on amortizing advances during the same time frame.

During the next twelve months, FHLB advances totaling $5 million will mature. Management believes that there will be adequate liquidity on hand to repay these advances on schedule.

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

The trust preferred securities accrue and pay distributions quarterly on March 17, June 17, September 17 and December 17 of each year, commencing on June 17, 2004, at a floating rate of 3-Month LIBOR plus 2.79% of the stated liquidation amount of $1,000 per trust preferred security. At September 30, 2004, this rate was 4.68%. The Company has fully and unconditionally guaranteed all of the obligations of the Trust, including the semi-annual distributions and payments on liquidation or redemption of the trust preferred securities.

The trust preferred securities are mandatorily redeemable upon the maturing of the subordinated debentures on March 17, 2034 or upon earlier redemption as provided in the Indenture. The Company has the right to redeem the subordinated debentures, in whole or in part, on or after March 17, 2009 at par value, plus any accrued but unpaid interest to the redemption date. Redemption may occur prior to March 17, 2009 under certain conditions, at a premium to par value.

Stockholders' Equity. Total stockholders' equity increased by $2.7 million, from $42.7 million as reported on December 31, 2003, to $45.4 million as of September 30, 2004. A portion of this increase resulted from net income of $2.3 million, net change in comprehensive income totaling $0.2 million and dividend reinvestments and option exercises totaling $1.3 million, partially offset by dividends declared of $1.1 million.


(remainder of this page is intentionally left blank)

Results of Operations

Nine-month period ended September 30, 2004 compared to the nine-month period ended September 30, 2003. The Company's operating performance is dependent on net interest and dividend income, which is the difference between interest income earned on loans and investments and interest expense paid on deposits and borrowed funds. The level of net interest income achieved is significantly impacted by several factors such as economic conditions, interest rates, asset/liability management, and corporate tax and strategic planning.

The year-to-date results of operations nine months ended September 30, 2003 have been revised from that previously reported to reclassify the extraordinary item. The extraordinary item treatment previously presented in Form 10-Q for the quarter ended September 30, 2003 was revised, and its individual components were reclassified to other expense and income taxes. See Footnote 20 to the Company's audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2003 filed with the U.S. Securities and Exchange Commission.

The Company's net income for the nine months ended September 30, 2004 was $2,318,930, or $0.57 per share (basic and diluted), as compared to $1,616,861 for the nine months ended September 30, 2003 or $0.40 per share (basic) and $0.41 per share (diluted).

Total interest and dividend income for the nine-month period ended September 30, 2004 increased by $2,164,921 or 14.1%, to $17,487,099, as compared to
$15,322,178 recorded during the same period in 2003. Interest and fees on loans increased $2,132,247, or 16.5%, from $12,928,787 for the nine months ended September 30, 2003 to $15,061,034 for the nine months ended September 30, 2004. The change was attributable to increases in the levels of both the commercial and residential loan portfolios. As previously discussed, the portfolio growth is the result of increased focus on expansion of the Bank's loan portfolio, leveraging the Bank's excess capital. Interest and dividend income on investments, federal funds sold, and other interest remained relatively constant, increasing by a total of $32,674 when comparing the nine months ended September 30, 2004 and 2003. Although balances increased, the yields on this group of assets, taken as a whole, decreased, as a large portion was held in the liquidity portfolio of overnight investments, in anticipation of deployment as loans or longer-term securities.

Total interest expense increased from $4,598,832 for the nine months ended September 30, 2003 to $5,762,679 for the nine months ended September 30, 2004, an increase of 25.3%. This increase was primarily attributable to the growth in Federal Home Loan Bank advances in 2004 as well as the issuance of subordinated debt in March, 2004. Interest on deposits increased by $187,479. This increase resulted from increased deposit volume and is partially offset by reduced market interest rates.

The net interest margin decreased by 33 basis points from 3.78% reported at September 30, 2003 to 3.45% as of September 30, 2004. The Bank, like other financial institutions, has experienced margin compression because of the extended periods of low market interest rates.

The Company records a provision for loan losses as a charge against earnings to fund the allowance for loan losses. Management maintains the allowance for loan losses at a level that it believes is adequate to absorb losses inherent within the loan portfolio. Management reviews the adequacy of the allowance for loan losses on a monthly basis and reports changes in the allowance to the Board of Directors. In determining the appropriate level of the allowance for loan losses, management considers past and anticipated loss experience, prevailing economic conditions, evaluations of underlying collateral, and the volume of the loan portfolio and balance of nonperforming and classified loans. The Bank's provision for loan losses for the nine months ended September 30, 2004 totaled $376,215, compared to a benefit to earnings of $539,357 for the nine months ended September 30, 2003. The benefit recorded in 2003 was the result of the Bank's successful and continuing efforts to improve the credit quality of its loan portfolio. During 2004, the Bank sold additional non-performing loans, enabling the Bank to reduce its allowance for loan losses and recognize gains on certain loans. Management believes that the loan sales have improved overall loan quality.

Total non-interest income increased by $500,720 or 34.0%, from $1,475,427 for the nine months ended September 30, 2003, to $1,976,147 for the nine months ended September 30, 2004. The increase is primarily the result of an increase of $311,609 in gain on sale of loans. Gains recognized on sales of non-performing loans totaled $195,817 for the nine months ended September 30, 2004, as compared to a loss on sales of loans totaling $115,792 for the nine months ended September 30, 2003. Service and overdraft charges on deposit accounts decreased slightly by $32,323, when comparing the nine months ended 2004 and 2003. The proliferation of "free" checking accounts in the Bank's market area has resulted in the Bank's offering and promoting these accounts. The income realized through the increase in cash surrender value of bank owned life insurance policies associated with both the directors' and executive officers' life insurance programs increased by $39,541 over the same time frame. Other income increased by $137,539 when compared to the first nine months of 2003, primarily the result of increased commissions on sales of non-deposit investment products. Other income consists of commissions derived from sale of non-deposit investment income, safe deposit rental, ATM and debit card fees.

Total non-interest expense increased from $9,499,525 for the nine months ended September 30, 2004 to $9,839,932 for the nine months ended September 30, 2004, an increase of 3.6%. Salaries and employee benefits increased by $229,006, or 4.0%, from $5,743,711 during the first nine months of 2003, to $5,972,717 million during the same period in 2004. The increase was attributable to additions in staff to support consumer lending activities, sales incentive commissions paid for achieving sales production targets and general salary increases due to annual performance reviews. Occupancy expense totaled $599,518 for the nine months ended September 30, 2004, compared to $710,580 for the nine months ended September 30, 2003. The decrease was achieved through closing a branch office in Swansea, Massachusetts during 2003. Two additional branches were closed in October 2004. Management believes that these closings will afford additional cost savings in the future. These savings will be partially offset by the costs associated with the opening and operation of a new branch in Assonet, Massachusetts, which is expected to be open in early 2005. Equipment expenses increased by $18,916, or 4.8% from $398,971 for the first nine months of 2003 to $417,887 for the same period in 2004. The Company, during 2003 and early 2004, made significant technology investments, adding the infrastructure to support internet banking functions and a more active call center, as well as increased levels of back room automation. Equipment expenses have increased based on the costs necessary to support the technology and depreciation and amortization of hardware and software.

The expenses for stationery and supplies increased by 7.6% from $164,337 for the nine months ended September 30, 2003 to $176,783 for the nine months ended September 30, 2004. The increase is attributable to the support of new marketing initiatives, as well as increases in the general price levels due to inflation. These costs are partially offset by new inventory control procedures initiated in 2004 and the closing of the Swansea branch office in late 2003.

Professional fees remained relatively constant, decreasing form $780,640 for the nine months ended September 30, 2003 to $779,085 for the nine months ended September 30, 2004. Although constant, management believes, that in the short term, these costs will increase, based on the anticipated costs of implementation of the internal controls provisions of section 404 of the Sarbanes-Oxley Act.

Marketing expenses attributed to production and media costs, print advertising, and other direct marketing increased by $99,579 to $409,637 for the nine months ended September 30, 2004, from $310,058 for the same period in 2003. The increase in marketing costs is attributed to the introduction of internet banking, cash management, and a host of new relationship-based deposit products.

The following table sets forth the primary components of other expenses. This table reflects an increase of $194,085 to $424,376 from $618,461 for the three month period ending September 30, 2004 and an increase of $93,077 to $1,391,228 from $1,484,305 for the nine month period ending September 30, 2004 when compared to the same periods in 2003.


                                          Three Months                      Nine Months
                                -------------------------------------------------------------------------
                                  2004        2003      Variance       2004          2003       Variance
                                -------------------------------------------------------------------------

Communications/postage          $ 91,631    $ 83,383    $  8,248    $  263,404    $  251,341    $  12,063
Committee fees                    60,062      40,750      19,312       183,212       123,650       59,562
Interest expense (associated
 with REIT tax treatment)              0           0           0             0       128,977     (128,977)
Other various expenses           466,768     300,243     166,525     1,037,689       887,260      150,429
                                -------------------------------------------------------------------------
Other expense total             $618,461    $424,376    $194,085    $1,484,305    $1,391,228    $  93,077
                                =========================================================================

Income before income taxes totaled $3,484,420 for the nine months ended September 30, 2004, an increase of $245,815, or 7.59% as compared to $3,238,605 for the nine months ended September 30, 2003. Applicable taxes decreased by $456,254 to $1,165,490 for the nine months ended September 30, 2004, as compared to $1,621,744 for the nine months ended September 30, 2003. The 2003 presentation includes income taxes related to the dissolution of the REIT totaling $529,133.


              (remainder of this page intentionally left blank)

Three Month Period Ended September 30, 2004 Compared to the Three Month Period Ended September 30, 2003. Net income for the three months ended September 30, 2004 totaled $1,071,213, or $0.26 per share (basic and diluted), as compared to $699,345, or $0.18 per share (basic) and $0.17 per share (diluted) for the three months ended September 30, 2003.

Total interest and dividend income increased by $1,131,772, or 22.1%, from $5,118,233 for the three months ended September 30, 2003 to $6,250,005 for the three months ended September 30, 2004. Interest and fees on loans increased by $729,497 or 16.5%, from $4,419,503 for the three months ended September 30, 2003 to $5,149,000 for the three months ended September 30, 2004. This increase was the result of the growth in the Bank's loan portfolio. Interest and dividends on investments increased from $671,857 for the three months ended September 30 2003 to $998,496 for the corresponding period in 2004. The increase, totaling $326,639, or 48.6%, is the result of the deployment of excess liquidity, raised in the deposit campaign and through pre-funding planned loan originations into the investment portfolio. Other interest, primarily interest on federal funds sold and other cash equivalents, totaled $57,509 for the three months ended September 30, 2004, an increase of $30,636 when comparing to the three months ended September 30, 2003. This increase is the result of the cash flows from the deposit campaign being temporarily parked in short-term investments until such time as the funds could be deployed in a fashion consistent with the Company's strategic goals.

Total interest expense increased from $1,499,682 for the three months ended September 20, 2003 to $2,024,559, an increase of $524,877 or 35.0%. The increase is the result of increased levels of deposits, particularly from the deposit promotions in early 2004, increased levels of borrowing from the FHLB during 2004, and the issue of subordinated debt in March 2004. Total interest on deposits increased by $188,362, or 17.3%, as the Bank's highly successful deposit campaign in early 2004 led to a 22% increase in deposits. These deposits were raised predominantly in the month of January 2004. Interest on FHLB advances increased by $218,312 as a result of the expanded use of this wholesale funding opportunity. Borrowings during the three months ended September 30, 2004 have been utilized to pre-fund anticipated loan growth in late 2004 and 2005.

Net interest income increased from $3,618,551 for the three months ended September 30, 2003 to $4,225,446 for the three months ended September 30, 2004, an increase of $606,895 or 16.8%.

Total non-interest income increased by $243,566, to a total of $812,732 for the three months ending September 30, 2004, as compared to $569,116 for the three months ended September 30, 2003; an increase of 42.8%. The increase is primarily attributable to a gain recognized on the sale of loans totaling $195,817, compared with losses of $12,558 recognized in the three months ended September 30, 2003. Also contributing to the increase was an increase in investment and insurance commissions (included in other income) of $97,376. The increase is partially offset by decreases in deposit and overdraft charges, totaling $17,624, and decreases in securities gains totaling $35,868.

Total non-interest expenses, made up of various noninterest expenses, increased by $301,406 from $3,169,034 for the three month period ended September 30, 2003 to $3,470,440 for the three month period ended September 30, 2004. The increase can be attributed to increases in marketing expenses as the Bank more actively promoted its internet banking and relationship-based deposit products. Marketing costs increased from $80,441 for the three months ended September 30, 2003 to $211,169 for the three months ended September 30, 2004. Professional fees also increased as the Company incurred additional legal costs associated with general corporate matters. As indicated above, other expenses also increased by a total of $194,085. These increases are partially offset by decreases in salaries and employee benefits totaling $51,833, and occupancy and equipment charges totaling $52,000. These decreases can be attributable to the closing of one branch office and normal employee attrition.

Liquidity and Capital Resources

Liquidity is defined as the ability to meet current and future funding requirements. The primary objective of the Company's liquidity management program is to maintain a balance between sources and uses of funds to meet the Company's cash flow needs in an economical and expedient manner. The Company's cash flow needs require the availability of cash to meet the withdrawal demands of customers and the credit commitments to borrowers. In assessing the appropriate level of liquidity, we consider deposit levels, lending funding requirements and investment maturities in light of prevailing economic conditions. Through this assessment, we manage our liquidity level to optimize earnings and respond to fluctuations in customer borrowing needs and cash withdrawals from deposit accounts.

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

Customer deposits represent the Company's principal source of funds. Deposits are obtained from consumers and commercial customers within our community reinvestment area, being Bristol County, Massachusetts and several abutting towns in Rhode Island. The Bank does not currently solicit or accept brokered deposits. The level of interest rates, economic conditions, and the attractiveness of competing deposits and other investment alternatives influence deposit flows.

The Bank has the ability to borrow funds for liquidity purposes from correspondent banks, the FHLB, as well as the Federal Reserve Bank of Boston, by pledging various investment securities as collateral, and in the case of FHLB borrowings, one to four family residential loans are secured as collateral. Borrowings from the FHLB increased by approximately $19.9 million from December 31, 2003 to September 30, 2004. During 2003, we took advantage of the favorable low interest rate environment to draw down some longer term structured funding opportunities, and to hedge against any possible interest rate risk as a result of the increase in long term, fixed rate residential mortgages. As of September 30, 2004, we had approximately $13.2 million in available borrowing capacity with the FHLB that is contingent upon the purchase of additional FHLB stock.

Excess available funds are invested on a daily basis into Federal Funds Sold and overnight deposits with the FHLB. An appropriate level of Federal Funds Sold is maintained to meet loan commitments, anticipated loan growth and deposit forecasts. Funds exceeding this level are then used to purchase investment securities that are suitable in yields and maturities for the investment portfolio.

Liquidity during the first nine months of 2004 was primarily provided by a net increase in deposits of $70.3 million, trust preferred securities of $10.3 million, and proceeds from maturities, sales and calls of securities totaling $14.1 million. These were offset by purchases of securities of $80.3 million and net loan originations totaling $39.5 million. Other factors affecting liquidity included cash provided by other operating activities and cash used in financing activities as indicated in the consolidated statements of cash flows.

At September 30, 2004 the Bank had firm commitments to lend totaling $20.3 million, as well as commitments on outstanding construction and commercial loans and lines of credit totaling $16.1 million and commitments on existing equity lines of credit totaling $19.0 million. Management believes that there is adequate liquidity available to fund these commitments.

Total stockholders' equity was $45.4 million at September 30, 2004, as compared to $42.7 million at December 31, 2003, an increase of $2.7 million. The increase was a combination of several factors, including nine months earnings of $2.3 million and transactions originating through the Company's Dividend

Reinvestment Program whereby 4,225 shares were issued for optional cash contributions of $89,000 and 20,989 shares were issued in lieu of cash dividend payments of $462,000. There were also stock options exercised resulting in the issuance of common stock totaling $532,000, including a tax benefit of $157,000. These additions were offset by dividends declared of $1.1 million.

Capital also increased as a result of a decrease in the accumulated other comprehensive loss, which reflects net unrealized gains or losses, net of taxes, on securities classified as Available-for-Sale and the minimum pension liability adjustment. On December 31, 2003, the Available-for-Sale portfolio had unrealized losses, net of taxes, of $9,740, and on September 30, 2004, as a result of the change in market values, the portfolio had unrealized gains, net of taxes, of $225,602. There was no change in the minimum pension liability adjustment of $595,879, net of taxes, recorded December 31, 2003.

Under the requirements for Risk Based and Leverage Capital of the federal banking agencies, a minimum level of capital will vary among banks based on safety and soundness of operations. Risk Based Capital ratios are calculated with reference to risk-weighted assets, which include both on and off balance sheet exposure.

In addition to meeting the required levels, the Company and the Bank's capital ratios meet the criteria of the "well capitalized" category established by the federal bank regulatory agencies as of September 30, 2004.

At September 30, 2004 the actual total Risk Based Capital of the Bank was $44,962,000 for Tier 1 Capital, exceeding the minimum requirements of $14,408,280 by $30,552,720. Total Capital of $49,064,000 exceeded the minimum requirements of $28,818,560 by $20,245,440 and Leverage Capital of $44,962,000 exceeded the minimum requirements of $20,660,040 by $24,301,960. In addition to the "minimum" capital requirements, "well capitalized" standards have also been established by the Federal Banking Regulators.

The table below illustrates the capital ratios of the Company and the Bank on September 30, 2004 and at December 31, 2003.


                                               Well        September 30, 2004    December 31, 2003
                                            Capitalized    ------------------    -----------------
                                            Requirement    Bancorp     Bank      Bancorp     Bank
                                            ------------------------------------------------------

Total Capital (to Risk Weighted Assets)     > or = 10%     15.88%     13.62%     13.64%     11.48%

Tier 1 Capital (to Risk Weighted Assets)    > or =  6%     11.89%     12.48%     12.39%     10.23%

Leverage Capital (to Average Assets)        > or =  5%      8.30%      8.71%      9.33%      7.75%

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

Off-Balance Sheet Arrangements

Neither the Company, nor the Bank have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

Interest Rate Risk

The Company's net income is largely dependent on its net interest income, the difference between the yield on its interest-earning assets and the cost of its interest-bearing liabilities. Volatility in market interest rates requires the Company to manage interest rate risk that arises from the differences in the timing of repricing of assets and liabilities. Management considers interest rate risk, the exposure of earnings to adverse movements in interest rates, to be a significant market risk as it could potentially have an affect on our financial condition and results of operation.

The Company's objective is to control interest rate risk and control the vulnerability of its net interest margin to changes in interest rates by managing the relationship of interest-earning assets and interest-bearing liabilities. The interest rate risk is managed by periodic review and evaluation of the risk potential in certain balance sheet accounts, and determining the level of risk considered appropriate for our level of capital. This, in conjunction with certain assumptions and other related factors, such as anticipated changes in interest rates, liquidity requirements, performance objectives and strategic plans, provides management a means of evaluating interest rate risk.

The Finance and Investment Committee; comprised of designated executive management and directors, is responsible for managing and monitoring interest rate risk. The Committee reviews the Company's interest rate risk position with the Board of Directors at least quarterly, including the impact changes in interest rates would have on net interest income, and the maintenance of interest rate risks within approved guidelines.

The Company quantifies its interest rate risk exposure using a sophisticated income simulation model. This simulation analysis is used to measure the exposure to net interest income to changes in interest rates over a specified time frame. The simulation analysis projects future interest income and interest expense under different rate scenarios. Internal guidelines on limitations on interest rate risk specify that for every 100 basis points of immediate change in interest rates, projected net interest income over the next twelve months should not decline by more than 5%.

The simulation model generally utilizes a 300 basis point shift in interest rates, both upward and downward. However, because of the existing low interest rate environment in effect with the average Federal Funds overnight rate trading below 1.75%, the simulation model only reduces rates downward by 75 basis points. The interest rate movements used assume an instant and parallel change in interest rates, and no implementation of any strategic plans are made in response to the change in interest rates. Prepayment speeds for loans are based on median dealer forecasts for each for each loan type in a given interest rate scenario.

The following table reflects our estimated exposure as a percentage of estimated net interest income for the next twelve months, assuming an immediate change in interest rates as set forth below:


                              Estimated Exposure as a Percentage
       Rate Change                  of Net Interest Income
      (Basis Points)                  September 30, 2004
      ----------------------------------------------------------

           +300                            (14.16)%
            -75                             (0.85)%

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

              (remainder of this page intentionally left blank)

                                   PART II
                              Other Information

ITEM 1

Legal Proceedings
-----------------

None.

ITEM 2

Changes in Securities, Use of Proceeds and Issuer Purchases
-----------------------------------------------------------
of Equity Securities
--------------------

During the three months ended September 30, 2004, the Company did not repurchase any of its common stock. The Company currently does not have a stock repurchase program in place.

ITEM 3

Defaults Upon Senior Securities
-------------------------------

None.

ITEM 4

Submission of Matters to a Vote of Security Holders
---------------------------------------------------

None.

ITEM 5

Other Information
-----------------

None.

ITEM 6

Exhibits
--------

      (1) Exhibit 10.7 - Employment Agreement between Slade's Ferry Bancorp. and Deborah A. McLaughlin
      (2) Exhibit 10.8 - Employment Agreement between Slade's Ferry Bancorp. and Manuel J. Tavares
      (3)   Exhibit 11.1 - Computation of Per Share Earnings
      (4)   Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of the CEO
      (5)   Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of the CFO
      (6)   Exhibit 32.1 - Section 1350 Certification of the CEO
      (7)   Exhibit 32.2 - Section 1350 Certification of the CFO

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SLADE'S FERRY BANCORP.
                                       -------------------------------------
                                       (Registrant)


November 10, 2004                      /s/ Mary Lynn D. Lenz
---------------------                  -------------------------------------
(Date)                                 (Signature)         Mary Lynn D. Lenz
                                           President/Chief Executive Officer


November 10, 2004                      /s/ Deborah A. McLaughlin
---------------------                  -------------------------------------
(Date)                                 (Signature)     Deborah A. McLaughlin
                                                    Chief Operating Officer/
                                                     Chief Financial Officer

                                EXHIBIT INDEX

Exhibit No.    Description                                              Item
-----------    -----------                                              ----

    3.1        Amended and Restated Articles of Incorporation of
               Slade's Ferry Bancorp.                                    (1)

    3.2        Amended and Restated Bylaws of Slade's Ferry Bancorp.     (2)

   10.1        Slade's Ferry Bancorp. 1996 Stock Option Plan,
               as amended                                                (3)

   10.2        Supplemental Executive Retirement Agreement between
               Slade's Ferry Bancorp. and Manuel J. Tavares              (2)

   10.3        Form of Director Supplemental Retirement Program
               Director Agreement, Exhibit 1 thereto (Slade's Ferry
               Trust Company Director Supplemental Retirement
               Program Plan) and Endorsement Method Split Dollar Plan Agreement thereunder for Thomas B. Almy. (Similar forms of agreement entered into between Slade's Ferry Trust
               Company and the other directors)                          (4)

   10.4        Form of Directors' Paid-up Insurance Policy for
               Thomas B. Almy (part of the Director supplemental
               Retirement Program). (Similar forms of policy entered
               into by Company for other directors)                      (5)

   10.5        Supplemental Executive Retirement Agreement between
               Slade's Ferry Bancorp. and Mary Lynn D. Lenz              (6)

   10.6        Employment Agreement between Slade's Ferry Bancorp.
               and Mary Lynn D. Lenz                                     (7)

   10.7        Employment Agreement between Slade's Ferry Bancorp.
               and Deborah A. McLaughlin

   10.8        Employment Agreement between Slade's Ferry Bancorp.
               and Manuel J. Tavares

   11.1        Computation of Per Share Earnings

   31.1        Rule 13a-14(a)/15d-14(a) Certification of the CEO

   31.2        Rule 13a-14(a)/15d-14(a) Certification of the CFO

   32.1        Section 1350 Certification of the CEO

   32.2        Section 1350 Certification of the CFO

--------------------
<F1>  Incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with the Commission on April 14, 1997.
<F2>  Incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1996.
<F3>  Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 1999.
<F4>  Incorporated by reference to Exhibit 10 to the Registrant's Form 10-Q for the quarter ended March 31, 1999.
<F5>  Incorporated by reference to Exhibit 10 to the Registrant's Form
      10-QSB for the quarter ended June 30, 1998.
<F6>  Incorporated by reference to Exhibit 10.10 to the Registrant's Form
      10-Q for the quarter ended March 31, 2003.
<F7>  Incorporated by reference to Exhibit 10.11 to the Registrant's Form
      10-Q for the quarter ended June 30, 2004.