Form 10-K
period 2004-12-31
SLADES FERRY BANCORP
filed 2005-03-29
CIK 857499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
----- EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

Commission file number  000-23904
                        ---------

                           SLADE'S FERRY BANCORP.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

MASSACHUSETTS                                         04-3061936
-------------------------------                       ----------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification Number)


100 Slade's Ferry Avenue
Somerset, Massachusetts                             02726
----------------------------------------            -----
(Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code:  (508) 675-2121

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

Indicate by check mark if disclosure of delinquent filers persuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this form 10-K.                    [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                          Yes  [ ]          No  [X]

The aggregate market value of the voting stock of Slade's Ferry Bancorp, held by nonaffiliates of the registrant as of June 30, 2004 was approximately $63,100,223. On that date, there were 3,347,492 shares of Slade's Ferry Bancorp Common Stock, $.01 par value, outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Shareholders May 11, 2005 is incorporated by reference into Part III.

                              TABLE OF CONTENTS


ITEM 1  - Business                                                            4

ITEM 2  - Properties                                                         19

ITEM 3  - Legal Proceedings                                                  20

ITEM 4  - Submissions of Matters to a Vote of Security Holders               20

ITEM 5  - Market for Registrant's Common Equity and Related Stockholder
          Matters and Issuer Purchases of Equity Securities                  21

ITEM 6  - Selected Financial Data                                            23

ITEM 7  - Management's Discussion and Analysis of Financial
          Condition and Results of Operation                                 24

ITEM 7A - Quantitative and Qualitative Disclosures About Market Risk         48

ITEM 8  - Financial Statements and Supplementary Data                         48

ITEM 9  - Changes In and Disagreements With Accountants on Accounting
          and Financial Disclosure                                           48

ITEM 9A - Controls and Procedures                                            48

ITEM 9B - Other Information                                                  48

ITEM 10 - Directors and Executive Officers of the Registrant                 49

ITEM 11 - Executive Compensation                                             49

ITEM 12 - Security Ownership of Certain Beneficial Owners and Management     49

ITEM 13 - Certain Relationships and Related Transactions                     49

ITEM 14 - Principal Accountant Fees and Services                             49

ITEM 15 - Exhibits, Financial Statement Schedules                            50

                                   PART I


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

      As used throughout this report, the terms "we," "our," "us," or the "Company" refer to Slade's Ferry Bancorp and its consolidated subsidiaries.

                                   ITEM 1

                                  BUSINESS


General
-------

      Slade's Ferry Bancorp., a Massachusetts corporation, is a bank holding company headquartered in Somerset, Massachusetts with consolidated assets of $549.8 million, consolidated net loans and leases of $362.3 million, consolidated deposits of $399.9 million and consolidated shareholders' equity of $47.0 million as of December 31, 2004. We conduct our business principally through our wholly-owned subsidiary, Slade's Ferry Trust Company (referred to herein as the "Bank"), a Massachusetts-chartered trust company. As a bank holding company, we are subject to the Bank Holding Company Act of 1956, as amended (the "BHCA"), and the rules and regulations of the Federal Reserve Board (the "FRB") under the BHCA. We are additionally subject to the provisions of the Massachusetts General Laws applicable to commercial bank and trust companies and other depository institutions and their holding companies and applicable regulations of the Massachusetts Division of Banks (the "Division"). We are also subject to the rules and regulations of the Securities and Exchange Commission (the "SEC") as our common stock is registered with the SEC and is quoted on the Nasdaq Small Cap Market. The Bank's deposit accounts are insured up to applicable limits by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is subject to extensive regulation, examination and supervision by the Division as its primary corporate regulator, and by the FDIC as its deposit insurer and primary federal regulator. Any change in such laws and regulations, whether by the Division, the FDIC, the FRB or the SEC or through legislation, could have a material adverse impact on our operation.

      Our main office is located at 100 Slade's Ferry Avenue, Somerset, Massachusetts, 02726, and our telephone number is (508) 675-2121. Slade's Ferry Bancorp was organized for the purpose of becoming the holding company of the Bank. Slade's Ferry Bancorp acquisition of the Bank was completed on April 1, 1990.

      We had consolidated asset growth of $110.4 million or 25.1% and our level of deposits increased by $66.8 million, or by 20.0%, during 2004. Aside from deposits, we increased borrowings from the Federal Home Loan Bank of Boston (the "FHLB") by $29.8 million and the issue of subordinated debentures in March 2004 totaling $10.3 million. This activity funded an increase in loans totaling $30.8 million or 9.3%, and an increase in investments totaling $63.2 million or 108.1%.

      While we evaluate opportunities to acquire other banks or bank facilities as they arise and may in the future acquire other banks, financial institutions, or bank facilities, we are not currently engaged in any such acquisition.

      We are committed to the philosophy of serving the needs of customers within our market area. We believe that our comprehensive retail, small business, and commercial real estate products enable us to compete effectively. We do not have any major target accounts, nor do we derive a material portion of our deposits from any single depositor. We concentrate our operations in the area of retail banking and we service the needs of the local communities. Our loans are not concentrated within any single industry or group of related industries that would have any possible adverse effect on our business.

      We currently have eight full service banking facilities extending east from Seekonk, Massachusetts to Fairhaven, Massachusetts. These facilities service numerous communities in Southeastern Massachusetts and contiguous areas of Rhode Island. We also provide limited banking services at the Somerset High School in Somerset, Massachusetts. We will open a tenth facility, located in Assonet, Massachusetts in early 2005. This branch will be a full-service banking office and will be a state-of-the-art facility, designed to provide superior customer convenience and service. Two branches, one each in the cities of New Bedford and Fall River were closed in 2004, as these offices were deemed by management to be unprofitable.

      In June 1999, we established Slade's Ferry Preferred Capital Corporation, a real estate investment trust (the "REIT"). The REIT was formed to purchase certain designated, bank-owned real estate mortgage loans. The interest income derived on these loans was taxed at a reduced state tax rate.

      On June 20, 2003, the Bank and the REIT entered into an agreement with the Massachusetts Department of Revenue (the "DOR") settling a dispute concerning the dividends received deduction through calendar year 2002 claimed or to be claimed by the Bank. Under the agreement, the Bank agreed to pay and the DOR agreed to abate 50% of all tax and interest assessed or unassessed relating to the REIT dividend deduction. Therefore, the previously unrecorded tax liability of $881,790, interest of $128,977 and federal and state tax benefits of $352,599 were recognized during the year ended December 31, 2003.

      On December 8, 2003, the Bank, acting in its capacity as sole common stockholder of the REIT authorized the REIT's liquidation and dissolution. The REIT was subsequently liquidated and dissolved as of December 16, 2003.

      We maintain four subsidiaries, all of which are wholly-owned by the Bank. Two of these, Slade's Ferry Securities Corporation ("SFSC"), and Slade's Ferry Securities Corporation II ("SFSCII") are Massachusetts securities corporations on which, under current Massachusetts law, income is taxed at 1.32%, as compared to the Massachusetts bank taxation rate of 10.5%. In exchange for this lower tax rate, the assets of any Massachusetts security corporation are limited to certain investment securities, including United States Treasury and agency securities, mortgage-backed investments, corporate debt securities and marketable equity securities. Investment securities with book values totaling $19.0 million and $36.8 million were held at SFSC and SFSC II respectively.

      Slade's Ferry Realty Trust ("SFRT") owns and manages our land and buildings.

      Slade's Ferry Loan Company ("SFLC") is a Rhode Island corporation founded for the purpose of generating loans in the State of Rhode Island. As the Bank has received authorization to generate loans in Rhode Island directly, SFLC is in the process of liquidation and dissolution. We expect the ultimate legal dissolution to occur in early 2005.

      Our major customer base as of December 31, 2004 consists of approximately 24,800 personal savings, checking and money market accounts, and 6,550 personal certificates of deposit and individual retirement accounts. Our commercial base consists of approximately 1,700 checking, money market, corporate and certificate of deposit accounts.

      As we grew in 2004, we remained committed to customer service. We are currently upgrading the systems utilized on the teller platform and in customer service areas to allow employees to serve customers more efficiently.


Services
--------

      We engage in a broad range of banking activities, including demand, savings, time deposits, related personal and commercial checking account services, real estate mortgages, commercial and installment lending, payroll services, money orders, travelers checks, Visa, MasterCard, debit card, safe deposit rentals and automatic teller machines. We also offer certain non-traditional banking services including investments, life insurance, annuities, and cash management services and we also provide a range of internet-based services for both consumer and commercial customers.


Lending Activities
------------------

      Our loan portfolio consists primarily of residential and commercial real estate, construction and land development, commercial, home equity lines of credit and consumer loans originated primarily in our market area. There are no foreign loans outstanding. Interest rates charged by the Bank on loans are affected principally by the demand for such loans, the supply of money available for lending purposes and the rates offered by its competitors. These factors are affected by general and economic conditions, monetary policies of the federal government, including the FRB, legislative tax policies and governmental budgetary matters. We originate residential equity lines of credit, fixed-rate equity loans, commercial business loans, consumer loans and commercial real estate loans. Total net loans were 65.9% of total assets at December 31, 2004, as compared to 75.4% of total assets at December 31, 2003. See Item 7, "Management's Discussion and Analysis of Financial Condition and Operating Results", for detailed portfolio information.

      Multi-Family and Commercial Real Estate Lending. We originate multi-family and commercial real estate loans that are generally secured by five or more unit apartment buildings and properties used for business purposes such as small office buildings, restaurants or retail facilities primarily located in our primary market area. Our multi-family and commercial real estate underwriting policies provide that such real estate loans may be made in amounts of up to 80% of the appraised value of the property, subject to our current loans-to-one-borrower limit of $8.0 million at December 31, 2004. Our multi-family and commercial real estate loans are generally made with terms of up to 20 years and are offered with interest rates that adjust periodically. In reaching a decision on whether to make a multi-family or commercial real estate loan, we consider the net operating income of the property, the borrower's expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service) of at least 1.20 times. Environmental impact surveys are generally required for all commercial real estate loans. Generally, all multi-family and commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals. We may choose not to require a personal guarantee on such loans depending on the creditworthiness of the borrower and the amount of the down payment and other mitigating circumstances.

      Loans secured by multi-family and commercial real estate properties generally involve larger principal amounts and a greater degree of risk than one-to-four family residential mortgage loans. Because payments on loans secured by multi-family and commercial real estate properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. We seek to minimize these risks through its underwriting standards.

      Multi-family and commercial real estate loans totaled $192.8 million and comprised 52.6% of the total gross loan portfolio at December 31, 2004. At December 31, 2003, the multi-family and commercial real estate loan portfolio totaled $181.4 million, or 53.9% of total gross loans.

      Residential Lending. We currently offer fixed-rate one-to-four family mortgage loans with terms from 10 to 30 years and a number of adjustable rate mortgage ("ARM") loans with terms of up to 30 years and interest rates which adjust every one or three years from the outset of the loan. The interest rates for the ARM loans are generally indexed to the applicable Constant Maturity Treasury ("CMT") Index, or other comparable indices. Our ARM loans generally provide for periodic (not more than 2%) and overall (not more than 6%) caps on the increase or decrease in the interest rate at any adjustment date and over the life of the loan.

      The origination of adjustable-rate residential mortgage loans and short term fixed-rate mortgage loans, as opposed to 30-year fixed-rate residential mortgage loans, generally helps reduce our exposure to increases in interest rates. However, adjustable-rate loans generally pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. Periodic and lifetime caps on interest rate increases help to reduce the risks associated with adjustable-rate loans but also limit the interest rate sensitivity of such loans. The continued period of low market interest rates has been the impetus for the Bank's customers to continue finance home purchases with fixed-rate loans or to refinance ARM loans into fixed-rate loans.

      Generally, we originate one-to-four family residential mortgage loans in amounts of up to 95% of the appraised value or selling price of the property securing the loan, whichever is lower. Certain loans in our "First-Time Home Buyer" program allow for a 97% loan-to-value ("LTV") ratio. Private mortgage insurance ("PMI") may be required for loans with a LTV ratio of greater than 80%. Mortgage loans we originate generally include due-on-sale clauses, which provide us with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without our consent. Due-on-sale clauses are an important means of adjusting the yields on our fixed-rate mortgage loan portfolio and we have generally exercised our rights under these clauses. We require fire, casualty, title, and, in certain cases, flood insurance on all properties securing real estate loans we make.

      In an effort to provide financing for moderate income and first-time homebuyers, we offer Federal Housing Authority ("FHA") and Veterans Administration ("VA") loans and we have our own First-Time Home Buyer loan program. These programs offer residential mortgage loans to qualified individuals. These loans are offered with adjustable- and fixed-rates of interest and terms of up to 30 years. Such loans may be secured by a one-to-four family residential property, in the case of FHA and VA loans, and must be secured by a single-family owner-occupied unit in the case of First-Time Home Buyer loans. These loans are originated using modified underwriting guidelines, in the case of FHA and VA loans, and the same underwriting guidelines as our other one-to-four family mortgage loans in the case of First-Time Home Buyer loans. Such loans may be originated in amounts of up to 97% of the lower of the property's appraised value or the sale price. Private mortgage insurance is required on all such loans with loan to values in excess of 80%.

      We generally underwrite our residential real estate loans to comply with secondary market standards established by the Federal National Mortgage Association. Although loans are underwritten to standards that make them readily salable, we have not chosen to sell these loans, rather to maintain them in portfolio, consistent with our income and interest rate risk management targets.

      Residential real estate loans totaled $97.5 million and comprised 26.6% of the total loan portfolio at December 31, 2004. At December 31, 2003, the residential real estate loan portfolio totaled $88.0 million, or 26.1% of total gross loans.

      Commercial loans. Our commercial business loan portfolio consists of loans and lines of credit predominantly collateralized by inventory, furniture and fixtures, and accounts receivable. In assessing the collateral for these loans, management applies a 50% liquidation value to inventories; 25% to furniture, fixtures and equipment; and 70% to accounts receivable less than 90 days of invoice date. Like commercial real estate loans, the successful repayment of these loans is dependent on the operations of the business to which the loan is made. Accordingly, these loans carry a higher level of credit risk than loans secured by real estate. To alleviate some of this risk, credit enhancements, such as personal guarantees or additional collateral are often taken.

      Commercial loans totaled $26.6 million and comprised 7.3% of the total gross loan portfolio at December 31, 2004. At December 31, 2003, the commercial loan portfolio totaled $34.0 million, or 10.1% of total gross loans.

      Construction Lending. We originate fixed-rate construction loans for the development of one-to-four family residential properties, primarily located in our primary market area. Although we do not generally make loans secured by raw land, our policies permit the origination of such loans. Construction loans are generally offered to experienced local developers operating in our primary market area and, to a lesser extent, to individuals for the construction of their primary residence. Construction loans are generally offered with terms of up to 12 months and may be made in amounts of up to 70% of the appraised value of the property, as improved. In the case of construction loans to individuals for the construction of their primary residence, loans up to 90% of the appraisal value may be made.
Loans made to individuals are generally written on a construction-to-permanent basis. Land loans of up to 80% of the appraised value may be made. Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspections by our lending officers warrant. Generally, if the borrower is a corporation, partnership or other business entity, personal guarantees by the principals are required for all construction loans.

      Construction financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction compared to the estimated cost (including interest) of construction and other assumptions, including the estimated time to sell residential properties. If the estimate of value proves to be inaccurate, we may be confronted with a project, when completed, having a value which is insufficient to assure full repayment.

      Construction and land development loans totaled $24.2 million and comprised 6.6% of the total gross loan portfolio at December 31, 2004. At December 31, 2003, the construction and land development loan portfolio totaled $10.3 million, or 3.1% of total gross loans.

      Home Equity Lines of Credit. Substantially all of our home equity lines of credit are secured by second mortgages on owner-occupied one-to-four family residences located in our primary market area. Our home equity lines of credit generally have interest rates, indexed to the Wall Street Journal Prime Rate, that adjust on a monthly basis. Home equity lines of credit generally have an 18% lifetime limit on interest rates. Generally, the maximum combined loan-to-value ratio on home equity lines of credit is 80%. The underwriting standards we employ for home equity lines of credit include a determination of the applicant's credit history and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment and, additionally, from any verifiable secondary income. Creditworthiness of the applicant is a primary consideration.

      Home equity lines of credit totaled $23.1 million and comprised 6.3% of the total gross loan portfolio at December 31, 2004. At December 31, 2003, home equity line of credit portfolio totaled $18.3 million, or 5.5% of total gross loans.

      Consumer Lending. Loans secured by rapidly depreciable assets such as recreational vehicles and automobiles entail greater risks than one-to-four family residential mortgage loans. In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, consumer loan collections on these loans are dependent on the borrower's continuing financial stability and, therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default. Accordingly, we originate consumer loans typically based on the borrower's ability to repay the loan through continued financial stability. We endeavor to minimize risk by reviewing the borrower's repayment history on past debts, and assessing the borrower's ability to meet existing obligations on the proposed loans. Because of the proliferation of manufacturers' discount financing and automobile leasing, origination of automobile loans has diminished significantly in the last five years, accounting for the continued drop in volume of consumer loans.

      Consumer loans totaled $2.5 million and comprised 0.7% of the total gross loan portfolio at December 31, 2004. At December 31, 2003, the consumer loan portfolio totaled $4.0 million, or 1.2% of total gross loans.

      Loan Approval Procedures and Authority. The Bank's Board of Directors establishes the Bank's lending policies and loan approval limits. The Bank's Board of Directors has established a Loan Committee that considers and approves all loans within its designated authority as established by the Board. In addition, the Bank's Board of Directors has authorized certain officers to consider and approve all loans within their designated authority as established by the Board. The President, CEO and Senior Vice President have authority to approve loans to $250,000, and the Executive Committee has authority to approve loans to $500,000. For loans above $500,000, full Board approval is necessary.


Investing Activities
--------------------

      We utilize our investment portfolio as a temporary means of warehousing liquidity until the funds can be lent. The investment portfolio also serves to secure certain deposits and borrowings. We manage the investment portfolio to optimize earnings, while using the portfolio as a tool in managing interest rate risk. We use an independent investment advisor to assist us in our portfolio management function.

      We utilize both a "held-to-maturity" account and an "available-for-sale" account, as defined in Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", to manage the investment portfolio. Our investment policy requires Board approval before a trading account can be established. The held-to-maturity account was originally established for holding high-yielding municipal securities. During 2004, certain mortgage-backed securities designated as collateral for FHLB advances were also designated as held-to-maturity. Management has the ability and intent to hold these securities to their contractual maturity. Held-to-maturity securities totaled $37.8 million at December 31, 2004 while available-for-sale securities totaled $83.9 million as compared to $11.3 million and $47.2 million, respectively, at December 31, 2003.

      We primarily utilize U.S. Government agency securities and agency-insured mortgage-backed securities as investment vehicles. High-quality corporate bonds and municipal securities are purchased when an exceptional opportunity to enhance investment yields arises. Purchases of these investments are limited to securities that carry a rating of "Baa1" (Moody's) or "BBB+" (Standard and Poor's), in order to control credit risk within the investment portfolio. Among other investment criteria, it is management's goal to maintain a total portfolio duration of less than 5 years. At December 31, 2004, the portfolio duration was estimated at 2.65 years, which is within the established portfolio duration limit.

      Excess cash is sold on an overnight basis into federal funds or overnight deposits at the FHLB. At December 31, 2004 federal funds sold and overnight deposits totaled $18.8 million or 3.4% of total assets, as compared to $4.0 million, or 0.9% of total assets at December 31, 2003.

      Under Massachusetts Law, the Bank is permitted to invest in marketable equity securities. Management views equity securities as a source of current income with tax advantages, as well as a source of capital gain income, given appreciation in the portfolio. Limits on asset quality, holding size, overall portfolio size and composition are in place to protect us from undue market risk. All equity securities are classified as available-for-sale.


Deposit Activities
------------------

      We seek to develop relationships with our customers in order to become the customer's primary bank. We have developed programs that stress multiple account relationships in order to increase the level of "core deposits" in our portfolio. Management views a customer's checking account as the primary relationship account and, accordingly, emphasizes the growth of checking accounts in its strategic plans. Aside from checking accounts being a consistent, low-cost source of funds, they provide a source of non-interest income in the form of service charges and insufficient funds fees.

      Deposits are obtained from individuals and from small and medium-sized businesses in the local market area. Our customer base is diverse, and accordingly different product suites are offered to different groups of customers. The suites range from accounts that serve the basic service needs of any customer, such as free checking and statement savings accounts, to our "Coastal" product suite, which addresses the particular needs of high-balance customers. Additionally, small and medium-sized businesses have suites of products that address their particular needs. We also attract deposits from municipalities and other government agencies. We do not solicit or accept brokered deposits. We offer a full line of deposit products including checking and NOW accounts, savings accounts, money market accounts, and certificates of deposit. We offer debit cards to its checking and savings customers.

      Customers have access to deposit funds at any of our nine branch offices, all of which are equipped with Automated Teller Machines. Additionally, the Bank is a member of the NYCE Network, enabling customers to have access to their funds worldwide. We also provide balance inquiry and funds transfer telephonically. Our website, www.sladesferry.com, provides customers with the ability to manage their accounts and pay bills online. Business customers who utilize our cash management program have the ability to transfer funds and originate wire transfers or ACH transactions through the website as well.

      As a general rule, management systematically reviews the deposit accounts it offers to determine if the products meet both the customers' needs and our asset/liability management goals. This review is the responsibility of the Pricing Committee of the Bank's Board of Directors, which meets weekly to determine products and pricing practices consistent with overall earnings and growth goals. The Pricing Committee establishes deposit interest rates based on a variety of factors, including local economy, market interest rates, competitors' interest rates, and the need to fund loan demand. We set rates to be competitive, but not necessarily the highest rates in its market area. As competition for deposits has intensified with the larger financial institutions in our market area, we introduced the use of off-maturity "special" certificate accounts. We actively market our other products to new depositors garnered through the use of specials, in order to cross-sell additional products and services, and thereby establish a continued banking relationship.

      In order to offset the potentially adverse effects of early withdrawal, we generally charge an early withdrawal penalty on certificates of deposit in an amount equal to three months' interest on accounts with original maturities of one year or less, and six months' interest on accounts with an original maturity of greater than one year. Interest credited to a certificate account during any term may be withdrawn without penalty at any time during the term. Upon renewal of a certificate account, only interest credited during the renewal term may be withdrawn without penalty.

Non-Deposit Investment Products
-------------------------------

      We offer a variety of mutual funds, annuities, and insurance products offered through third-party sales arrangements with Linsco Private Ledger, Inc. and the Savings Bank Life Insurance Company of Massachusetts ("SBLI").


Borrowing Activities
--------------------

      In order to fund additional asset growth, we have the ability to borrow at the FHLB of Boston. The FHLB limits borrowings to 30% of assets, and limits FHLB stock purchases to 4.5% of total borrowings. These borrowings are collateralized by our residential loan portfolio, certain commercial real estate loans, and certain U.S. agency securities and agency-insured mortgage-backed securities. Management views borrowing as not only a funding mechanism, but as a tool to manage the levels of interest rate risk inherent in the balance sheet. In addition, we maintain borrowing lines of credit with correspondent banks to meet short-term liquidity needs.

      During this period of historically low market interest rates we have utilized FHLB advances to enhance our interest rate risk position. In prior years, we had used amortizing advances to "match-fund" certain commercial loans. As management has taken a whole-balance sheet approach to interest rate risk management, the use of matched funding strategies, and consequently, the use of long-term amortizing advances, has decreased, in favor of the use of bullet advances, deployed in a laddered approach. Because the FHLB attaches significant prepayment penalties to long-term advances, management does not anticipate prepayment of the amortizing advances.


Competition
-----------

      The banking business in our market area is highly competitive. We actively compete for both loans and deposits with local branches of nationwide and regional banks, as well as local banks and credit unions. We also compete with money market funds, consumer mortgage and finance companies, financing subsidiaries of durable goods manufacturers, and insurance companies. Many of the major commercial banks or other affiliates in our service areas offer services such as international banking and trust services that we do not currently offer directly.

      In order to expand our market area, we are opening a new branch office located in the town of Assonet, Massachusetts. We believe that the addition of this branch will add to the diversity in our loan portfolio and add a new pool of potential depositors.


Employees
---------

      At December 31, 2004, we had 125 full-time and 47 part time employees. We believe that employee relations are good, and there are no known disputes between management and employees.

      All employees are eligible to participate in our Retirement Savings 401(k) Plan and Profit Sharing Plan. Additionally, certain officers may participate in the Slade's Ferry Bancorp Stock Option Plan, and certain executive officers may participate in a supplemental executive retirement program.

      Our performance-based incentive programs for officers and employees have supported, and will continue to support our growth, by giving employees a stake in our overall performance and for balancing profit, growth and productivity.

Holding Company Regulation

Federal Regulation
------------------

      Capital Requirements. The FRB has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. The FRB capital adequacy guidelines generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets, with at least one-half of that amount consisting of Tier I, or core capital, and up to one-half of that amount consisting of Tier II, or supplementary capital. Tier I capital for bank holding companies generally consists of the sum of common shareholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier I capital), less goodwill and, with certain exceptions, intangibles. Tier II capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as Tier I capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for the bulk of assets which are typically held by a bank holding company, including multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Single-family residential first mortgage loans which are not past-due (90 days or more) or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

      In addition to the risk-based capital requirements, the FRB requires bank holding companies to maintain a minimum leverage capital ratio of Tier I capital to total assets of 3.0%. Total assets for this purpose does not include goodwill and any other intangible assets and investments that the FRB determines should be deducted from Tier I capital. The FRB has announced that the 3.0% Tier I leverage capital ratio requirement is the minimum for the top-rated bank holding companies without any supervisory, financial or operational weaknesses or deficiencies or those that are not experiencing or anticipating significant growth. Other bank holding companies are expected to maintain Tier I leverage capital ratios of at least 4.0% to 5.0% or more, depending on their overall condition.

      The Company is in compliance with the above-described FRB regulatory capital requirements.

      Activities. The BHCA prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, without prior approval of the FRB. No approval under the BHCA is required, however, for a bank holding company already owning or controlling 50% of the voting shares of a bank to acquire additional shares of such bank.

      The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. Under the BHCA, the FRB is authorized to approve the ownership of shares by a bank holding company in any company, the activities of which the FRB has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. In making such determinations, the FRB is required to weigh the expected benefit to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

      In addition, a bank holding company that does not qualify and elect to be treated as a financial holding company under the Gramm-Leach-Bliley Financial Services Modernization Act is generally prohibited from engaging in, or acquiring, direct or indirect control of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the FRB to be so closely related to banking or managing or controlling banks as to be permissible. Bank holding companies that do qualify as a financial holding company may engage in activities that are financial in nature or incident to activities which are financial in nature. Bank holding companies may qualify to become a financial holding company if it meets certain criteria set forth by the FRB.

      Beginning June 1, 1997, the Interstate Banking Act permitted federal banking agencies to approve merger transactions between banks located in different states, regardless of whether the merger would be prohibited under the law of the two states. The Interstate Banking Act also permitted a state to "opt in" to the provisions of the Interstate Banking Act before June 1, 1997, and permitted a state to "opt out" of the provisions of the Interstate Banking Act by adopting appropriate legislation before that date. Accordingly, beginning June 1, 1997, the Interstate Banking Act permitted a bank, such as the Bank, to acquire an institution by merger in a state other than Massachusetts unless the other state had opted out of the Interstate Banking Act. The Interstate Banking Act also authorizes de novo branching into another state if the host state enacts a law expressly permitting out of state banks to establish such branches within its borders.

Massachusetts Regulation
------------------------

      The Company as a Massachusetts-chartered Company is governed by the Massachusetts Business Corporation Law and the Company's Articles of Organization and Bylaws. Under the Massachusetts banking laws, a company owning or controlling two or more banking institutions, including a savings bank, is regulated as a bank holding company. The Company or the Bank would become a Massachusetts bank holding company if the Company acquired a second banking institution and operated it separately from the Bank or the Bank acquired a banking institution.

Acquisition of the Company or the Bank
--------------------------------------

      Federal Restrictions. Under the federal Change in Bank Control Act, any person (including a company), or group acting in concert, seeking to acquire control of the Company or the Bank will be required to submit prior notice to the FRB. Under the Change in Bank Control Act, the FRB has 60 days within which to act on such notices, taking into consideration factors, including the financial and managerial resources of the acquirer, the convenience and needs of the communities served by the Company and the Bank, and the anti-trust effects of the acquisition. The term "control" is defined generally under the BHCA to mean the ownership or power to vote 25% or more of any class of voting securities of an institution or the ability to control in any manner the election of a majority of the institution's directors. Additionally under the Bank Merger Act sections of the Federal Deposit Insurance Act, the prior approval of an insured institution's primary federal regulator is required for an insured institution to merge with or transfer assets to another insured institution or an uninsured institution.

The Sarbanes-Oxley Act
----------------------

      On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from the type of corporate wrongdoing that occurred in Enron, WorldCom and similar companies. The Sarbanes-Oxley Act's principal legislation includes:

      *     the creation of an independent accounting oversight board;

      * auditor independence provisions which restrict non-audit services that accountants may provide to their audit clients;

      * additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;

      * the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

      * an increase in the oversight of, and enhancement of, certain requirements relating to audit committees of public companies and how they interact with the Company's independent auditors;

      * requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

      * requirement that companies disclose whether at least one member of the committee is an "audit committee financial expert" (as such term is defined by the Securities and Exchange Commission) and if not, why not;

      * expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

      * a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;

      * disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

      * mandatory disclosure by analysts of potential conflicts of interest; and

      *     a range of enhanced penalties for fraud and other violations.

      Although the Company has and will continue to incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, such compliance will not have a material impact on its results of operations or financial condition.

Federal Securities Law
----------------------

      The Company's common stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Thus, the Company is subject to information, proxy solicitation, insider trading restrictions, and other requirements under the Exchange Act.


Bank Regulation

Massachusetts Banking Regulation
--------------------------------

      General. The Bank is subject to Massachusetts statute and the rules and regulations of the Division establishing the powers of the Bank, investment limitations and minimum standards relative to the security and protection of the Bank for the benefit of Bank employees and the general public.

      Loans-to-One-Borrower Limitations. With specified exceptions, the total obligations of a single borrower to a Massachusetts-chartered commercial bank and trust company may not exceed 20% of shareholders' equity. A commercial bank and trust company may lend additional amounts up to 100% of its retained earnings account if secured by collateral meeting the requirements of the Massachusetts banking laws. The Bank currently complies with applicable loans-to-one-borrower limitations.

      Dividends. Under the Massachusetts banking laws, a commercial bank and trust company may, subject to several limitations, declare and pay a dividend on its capital stock out of the Bank's net profits. A dividend may not be declared, credited or paid by a stock trust company so long as there is any impairment of capital stock. No dividend may be declared on the Bank's common stock for any period other than for which dividends are declared upon preferred stock, except as authorized by the Commissioner of the Division. The approval of the Commissioner is also required for a commercial bank and trust company to declare a dividend, if the total of all dividends declared by the commercial bank and trust company in any calendar year shall exceed the total of its net profits for that year combined with its retained net profits of the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock.

      In addition, federal law may also limit the amount of dividends that may be paid by the Bank. See "- Federal Banking Regulation - Prompt Corrective Action."

      Examination and Enforcement. The Division is required to periodically examine commercial bank and trust companies at least once every calendar year or at least once each 18-month period if the commercial bank and trust company qualifies as well capitalized under the prompt corrective action provisions of the Federal Deposit Insurance Act. See "- Federal Banking Regulation - Prompt Corrective Action."

      Community Reinvestment Act. The Bank is subject to provisions of the Massachusetts Community Reinvestment Act, which are similar to those imposed by the federal Community Reinvestment Act with the exception of the assigned exam ratings. Massachusetts banking law provides for an additional exam rating of "high satisfactory" in addition to the federal Community Reinvestment Act ratings of "outstanding," "satisfactory," "needs to improve" and "substantial noncompliance." The Division is required to consider a bank's Massachusetts Community Reinvestment Act rating when reviewing the Bank's application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of any such application. The Massachusetts Community Reinvestment Act requires the Division to assess a bank's compliance and to make such assessment available to the public. The Bank's latest Massachusetts Community Reinvestment Act rating, from an exam dated April 1, 2004, was a rating of "Satisfactory."

Federal Banking Regulation
--------------------------

      Capital Requirements. FDIC regulations require Bank Insurance Fund-insured banks, such as the Bank, to maintain minimum levels of capital. The FDIC regulations define two classes of capital known as Tier 1 and Tier 2 capital.

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

      Institutions with significant interest rate risk may be required to hold additional capital. The agencies also issued a joint policy statement providing guidance on interest rate risk management, including a discussion of the critical factors affecting the agencies' evaluation of interest rate risk in connection with capital adequacy. The Bank was considered "well-capitalized" under FDIC guidelines at December 31, 2004.

      Activity Restrictions on State-Chartered Banks. Section 24 of the Federal Deposit Insurance Act ("FDIA"), as amended, which was added by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), generally limits the activities and investments of state-chartered FDIC insured banks and their subsidiaries to those permissible for national banks and their subsidiaries, unless such activities and investments are specifically exempted by Section 24 or consented to by the FDIC.

      Section 24 provides an exception for investments by a bank in common and preferred stocks listed on a national securities exchange or the shares of registered investment companies if:

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

      The Bank received approval from the FDIC to retain and acquire such equity investments subject to a maximum permissible investment equal to the lesser of 100% of the Bank's Tier 1 capital or the maximum permissible amount specified by the FDIA. Section 24 also provides an exception for majority owned subsidiaries of a bank, but Section 24 limits the activities of such subsidiaries to those permissible for a national bank, permissible under Section 24 of the FDIA and the FDIC regulations issued pursuant thereto, or as approved by the FDIC.

      Before making a new investment or engaging in a new activity not permissible for a national bank or not otherwise permissible under Section 24 of the FDIC regulations thereunder, an insured bank must seek approval from the FDIC to make such investment or engage in such activity. The FDIC will not approve the activity unless the Bank meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the FDIC insurance funds.

      Enforcement. The FDIC has extensive enforcement authority over insured state-chartered commercial bank and trust companies, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices.

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

      Deposit Insurance. Pursuant to FDICIA, the FDIC established a system for setting deposit insurance premiums based upon the risks a particular institution poses to its deposit insurance fund. Under the risk-based deposit insurance assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the most recent quarterly report filed with the applicable bank regulatory agency prior to the assessment period. The three capital categories are: (1) well capitalized, (2) adequately capitalized and
(3) undercapitalized, using capital ratios that are substantially similar to the prompt corrective action capital ratios discussed below. See "-Federal Banking Regulation - Prompt Corrective Action" below. The FDIC also assigns an institution to a supervisory subgroup based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Any increase in insurance assessments could have an adverse effect on the earnings of insured institutions, including the Bank.

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

      Transactions with Affiliates of the Bank. Transactions between an insured bank, such as the Bank, and any of its affiliates are governed by Sections 23A and 23B of the Federal Reserve Act (the "FRA"). An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the Bank. A subsidiary of a bank that is not also a depository institution is not treated as an affiliate of the Bank for purposes of Sections 23A and 23B.

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

      The Bank's authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank's capital. The regulations allow small discounts on fees on residential mortgages for directors, officers and employees. In addition, extensions for credit in excess of certain limits must be approved by the Bank's Board of Directors.

      Section 402 of the Sarbanes-Oxley Act of 2002 prohibits the extension of personal loans to directors and executive officers of issuers (as defined in Sarbanes-Oxley). The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as The Bank, that are subject to the insider lending restrictions of Section 22(h) of the Federal Reserve Act.

      Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), any insured depository institution, including the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the FDIC, in connection with its examination of a commercial bank and trust company, to assess the depository institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications for additional branches and acquisitions.

      The CRA requires the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system and requires public disclosure of an institution's CRA rating. The Bank received a "Satisfactory" rating on its last CRA exam on April 1, 2004.

      Safety and Soundness Standards. Pursuant to the requirements of the FDICIA, as amended by the Riegle

Community Development and Regulatory Improvement Act of 1994, each federal banking agency, including the FDIC, has adopted guidelines establishing general standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholder.

      In addition, the FDIC adopted regulations to require a bank that is given notice by the FDIC that it is not satisfying any of such safety and soundness standards to submit a compliance plan to the FDIC. If, after being so notified, a bank fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the FDIC may issue an order directing corrective and other actions of the types to which a significantly undercapitalized institution is subject under the "prompt corrective action" provisions of the FDICIA. If a bank fails to comply with such an order, the FDIC may seek to enforce such an order in judicial proceedings and to impose civil monetary penalties.

      Prompt Corrective Action. The FDICIA also established a system of prompt corrective action to resolve the problems of undercapitalized institutions. The FDIC, as well as the other federal banking regulators, adopted regulations governing the supervisory actions that may be taken against undercapitalized institutions. The regulations establish five categories, consisting of "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as a bank's capital decreases within the three undercapitalized categories. All banks are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the Bank would be undercapitalized.

Federal Reserve System
----------------------

      Under Federal Reserve Board regulations, the Bank is required to maintain noninterest-earning reserves against its transaction accounts. Current Federal Reserve Board regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $47.6 million or less, subject to adjustment by the Federal Reserve Board. Total transaction accounts in excess of $47.6 million are required to have a reserve of 10% held against them, which are also subject to adjustment by the Federal Reserve Board. The first $7.0 million of otherwise reservable balances, subject to adjustments by the Federal Reserve Board, are exempted from the reserve requirements. The Bank is in compliance with these requirements. Because required reserves must be maintained in the form of vault cash, a noninterest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank's interest-earning assets.

Federal Home Loan Bank System
-----------------------------

      The Bank is a member of the Federal Home Loan Bank system, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank of Boston (the "FHLB"), is required to acquire and hold shares of capital stock in the FHLB in an amount equal to at least 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2004 of $4.6 million. The Federal Home Loan Banks are required to provide funds for certain purposes including contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.

The USA PATRIOT Act.
--------------------

      The Bank is subject to the USA PATRIOT Act, which gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents, and parties registered under the Commodity Exchange Act.

      Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

      * Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

      * Pursuant to Section 326, on May 9, 2003, the Secretary of the Department of Treasury, in conjunction with other bank regulators, issued Joint Final Rules that provide for minimum standards with respect to customer identification and verification. These rules, which became effective on October 1, 2003, require each financial institution to implement a written customer identification program appropriate for its size, location and type of business that includes certain minimum requirements.

      * Section 312 requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report instances of money laundering through those accounts.

      * Section 318, which became effective December 25, 2001, prohibits financial institutions from establishing, maintaining, administering, or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and requires financial institutions to take reasonable steps to ensure that correspondent accounted provided to foreign banks are not being used to indirectly provide banking services to foreign shell banks.

      * Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Bank Holding Company Act and Bank Merger Act applications.


Recent Regulatory Examinations
------------------------------

      During 2003, the Bank continued to operate under an informal agreement (Memorandum of Understanding) with the FDIC and Massachusetts Commissioner of Banks. This agreement was originally entered into in December 2000. Following completion of a joint examination in 2002, a revised Memorandum of Understanding was entered into during the first quarter of 2003. The FDIC, with concurrence from the Massachusetts Commissioner of Banks, terminated the aforementioned Memorandum of Understanding effective January 22, 2004.

      As the result of a 2004 joint examination, on March 14, 2005, the Bank entered into an informal agreement (Memorandum of Understanding) with the FDIC and Massachusetts Commissioner of Banks under which the Bank agreed to certain recommendations designed to strengthen its policies and procedures for compliance with certain provisions of the Bank Secrecy Act.

                                   ITEM 2

                                 PROPERTIES

      Our main office is located at 100 Slade's Ferry Avenue, Somerset, Massachusetts at the junctions of U.S. Routes 6, 138, and 103. We operate our business from eight full service banking offices located in Fairhaven, Fall River, New Bedford, Seekonk, Somerset and Swansea, Massachusetts. As of December 31, 2004, the following properties were owned through the Bank's wholly-owned subsidiary, Slade's Ferry Realty Trust:


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

Brayton Avenue      855 Brayton Avenue          Fall River, MA        3,325

North Swansea       2388 G.A.R. Highway         Swansea, MA           2,960

Seekonk             1400 Fall River Avenue      Seekonk, MA           2,300

Fairhaven           75 Huttleston Avenue        Fairhaven, MA        13,000

Ashley Boulevard    833 Ashley Boulevard        New Bedford, MA       2,655

The office listed below is leased by the Bank with the indicated lease expiration date.


Brayton Avenue
Drive Up Complex    16 Stevens St.              Fall River, MA          549
(expires July 2006)

      The main office building contains approximately 42,000 square feet of usable space which we occupy. We also operate a school banking facility located in the Somerset High School, Grandview Avenue, Somerset, Massachusetts that consists of 200 square feet. This facility provides basic banking services to students and school staff. The Seekonk office is an 8,800 square foot building of which we utilize 2,300 square feet and lease out the remainder.

      We closed two branches during 2004. The first was a leased facility located at 838 Pleasant Street, New Bedford. The second was a branch located at 1601 South Main Street, Fall River. This property was sold in March 2005.

      A new branch, located in Assonet, Massachusetts, was opened in March 2005. The branch will be leased. As of December 31, 2004 the leasing arrangements had not been finalized.

                                   ITEM 3

                              LEGAL PROCEEDINGS

      We are not involved in any pending legal proceedings that would have a material impact on our consolidated financial condition and results of operations.


                                   ITEM 4

             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter of 2004, no matters were submitted to a vote of our shareholders.

                                   PART II

                                   ITEM 5

     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
                  AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

      Our common stock is listed in the Nasdaq Small Cap Market under the symbol SFBC. The following table sets forth the range of high and low bid price for our common stock as reported for the Nasdaq Small Cap Market by quarter for the two-year period ended December 31, 2004:


                     2004                2003
               ----------------    ----------------
                High       Low      High       Low
               ------------------------------------

1st Quarter    $24.00    $21.75    $14.26    $13.25
               ------------------------------------
2nd Quarter    $22.00    $17.35    $15.77    $14.18
               ------------------------------------
3rd Quarter    $22.94    $18.65    $18.50    $15.60
               ------------------------------------
4th Quarter    $20.90    $19.01    $23.00    $18.55
               ------------------------------------

      During 2004, there were no shares repurchased.

      As of March 15, 2005 there were 1,308 holders of an aggregate of 4,078,333 shares of common stock issued and outstanding.

Dividends - History and Policy

      Slade's Ferry Bancorp, since its inception in 1990 and prior thereto the Bank, has consistently paid dividends to shareholders since 1961. We paid four quarterly cash dividends of $.09 per share for a total of $.36 per share during each of 2003 and 2004.

      The declaration of cash dividends is dependent on a number of factors, including regulatory limitations, and the Bank's operating results and financial condition. Our shareholders will be entitled to dividends only when, and if, declared by the our Board of Directors out of funds legally available. Under the Massachusetts Business Corporation Law, a dividend may not be declared if the corporation is insolvent or if the declaration of the dividend would render the corporation insolvent.

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

      The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2004.


                                   Equity Compensation Plan Information

                                                                                    Number of securities
                                                                                  remaining available for
                             Number of securities to      Weighted-average         future issuance under
                             be issued upon exercise      exercise price of         equity compensation
                             of outstanding options,    outstanding options,    plans (excluding securities
Plan Category                  warrants and rights      warrants and rights       reflected in column (a))
-----------------------------------------------------------------------------------------------------------
                                       (a)                      (b)                         (c)

Equity compensation plans
 approved by security
 holders                             215,290                   $15.92                     252,049

Equity compensation plans
 not approved by security
 holders                                   -                        -                           -
-------------------------------------------------------------------------------------------------
Total                                215,290                   $15.92                     252,049
=================================================================================================

                                   ITEM 6
                    SELECTED CONSOLIDATED FINANCIAL DATA

      The following table sets forth selected financial data for the last five years from the consolidated financial statements of Slade's Ferry Bancorp. The following information is only a summary and should be read in conjunction with our consolidated financial statements and notes (beginning on page F-3 herein.)


                                                               Year Ended December 31,
-----------------------------------------------------------------------------------------------------------
(Dollars in Thousands Except
 per Share Data)                             2004          2003          2002          2001          2000
-----------------------------------------------------------------------------------------------------------

EARNINGS DATA
  Interest and Dividend Income            $  24,106     $  20,617     $  22,037     $  27,324     $  28,186
  Interest Expense                            7,946         6,073         7,928        12,327        12,699
  Net Interest Income                        16,160        14,544        14,109        14,997        15,487
  Provision (Benefit) for Loan Losses           376          (602)         (310)          750         1,200
  Noninterest Income                          2,505         2,214         2,533         1,769         1,857
  Noninterest Expense                        12,725        12,662        12,852        11,408        10,206
  Income Before Income Taxes                  5,564         4,698         4,100         4,608         5,938
  Applicable Income Taxes                     1,912         2,010         1,134         1,398         1,864
  Net Income                                  3,652         2,688         2,966         3,210         4,074
PER SHARE DATA (1)
  Net Income-Basic                        $    0.90     $    0.68     $    0.76     $    0.84     $    1.09
  Net Income-Diluted                      $    0.89     $    0.67     $    0.75     $    0.84     $    1.09
  Cash Dividends                          $    0.36     $    0.36     $    0.36     $    0.44     $    0.40
  Book Value (at end of period)           $   11.56     $   10.70     $   10.45     $    9.94     $    9.41

  Avg. Shs. Outstanding (Basic)           4,045,549     3,969,737     3,908,901     3,830,575     3,743,138
  Shares Outstanding Year End             4,068,423     3,995,857     3,937,763     3,869,924     3,789,503

BALANCE SHEET DATA
  Assets                                  $ 549,832     $ 439,449     $ 398,375     $ 394,761     $  88,619
  Loans                                     366,805       336,094       265,012       253,884       256,153
  Unearned Income                               439           443           342           382           519
  Allowance for Loan Losses                   4,101         4,154         4,854         5,484         4,776
  Loans, Net                                362,265       331,497       259,816       248,018       250,849
  Goodwill                                    2,173         2,173         2,173         2,173         2,400
  Investments                               126,305        61,487        80,618        96,401        88,109
  Deposits                                  399,905       333,145       335,633       337,043       337,001
  Shareholders' Equity                       47,034        42,742        41,167        38,466        35,674
FINANCIAL RATIOS
  Net Interest Margin(2)                       3.07%         3.90%         3.89%         4.18%         4.58%
  Net Interest Spread (2)                      3.43          3.47          3.31          3.34          3.75
  Net Income as a Percentage of
    Average Assets                             0.70          0.64          0.74          0.81          1.09
    Average Equity                             8.29          6.41          7.45          9.04         12.92
  Dividend Payout Ratio                       40.00%        53.22%        47.50%        52.63%        36.84%
  Average Equity to Average Assets             8.55         10.05          9.93          9.00          8.45

--------------------
<F1>  Earnings per share are computed based on the average number of shares of common stock outstanding during the year. On January 10, 2000, the Company declared a 5% stock dividend mailed to shareholders on February 9, 2000.
<F2>  Calculated on a fully taxable equivalent basis.

                                   ITEM 7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

      The purpose of Management's Discussion and Analysis is to focus on certain significant factors which have affected our operating results and financial condition, and to provide shareholders a more comprehensive review of the figures contained in the financial data of this report. The following discussion should be read in conjunction with our audited financial statements and notes thereto, included as pages F-1 through F-33 of this report.


2004 Items of Significance

      * In March, 2004, we issued $10.3 million of subordinated debentures, which carry an adjustable interest rate of 270 basis points above the three month LIBOR. These debentures mature March 17, 2034. These debentures are viewed as "tier 1 capital" for regulatory purposes. As such, the capital may be leveraged to further enhance our operations through leverage or acquisition.

      * In 2004, we recorded net income of $3.7 million or $0.89 per share on a diluted basis compared to $2.7 million or $0.67 per share on a diluted basis in 2003. This represents an increase of $964,000 or 35.8% in net income and $0.22 or 32.8% per share on a diluted basis between 2004 and 2003. This increase is due to an increase in net interest income of $1.6 million arising from our growth. Return on average equity for the year ended December 31, 2004 was 8.29%, as compared to 6.41% for the year ended December 31, 2003.

      * Book value of our common stock increased from $10.70 at December 31, 2003 to $11.56 at December 31, 2004.

      * Total assets increased by $110.4 million, or 25.1% from the fiscal year ended December 31, 2003.

      * Total gross loans increased by $30.7 million, or 9.1% from the fiscal year ended December 31, 2003.

      * Capital adequacy ratios continue to meet criteria of "well capitalized" under regulatory guidelines.


Financial Condition

      Total assets increased by $110.4 million, or 25.1%, from $439.4 million at December 31, 2003 to $549.8 million at December 31, 2004. The increase in total assets during 2004 is the result of planned growth across the balance sheet. Total net loans increased from $331.5 million at December 31, 2003 to $362.3 million, an increase of $30.8 million or 9.3%, while the investment portfolio increased from $61.5 million at December 31, 2003 to $126.3 million at December 31, 2004, an increase of 105.4%. Growth in deposits funded the majority of the increase, as successful marketing campaigns and new product launches resulted in an increase in total deposits from $333.1 million at December 31, 2003 to $399.9 million at December 31, 2004, an increase of $66.8 million or 20.1%. Growth not funded through deposits was funded through the use of long-term FHLB advances.


Investment Portfolio
--------------------

      The main objectives of our investment portfolio are to achieve a competitive rate of return over a reasonable time period and to provide liquidity.

      Our total investment portfolio increased from $61.5 million at December 31, 2003 to $126.3 million at December 31, 2004, an increase of 104.9%. The increase is the result of the investment of excess funds into agencies and mortgage-backed securities, both deposits and borrowings, which were raised in accordance with our strategic plans.

Certain mortgage-backed securities totaling $30.0 million were purchased during 2004 as a direct replacement of loans, as loan payoffs exceeded management's expectations. Mortgage-backed securities represented a replacement of these loan funds.

      The current investment strategy has concentrated on the purchase of U.S. Government and agency obligations, and corporate bonds generally maturing or callable within five to seven years. The investment policy also permits investments in mortgage-backed securities, usually having a longer weighted average life. The investment policy, however, limits the duration of the aggregate investment portfolio to 5 years. At December 31, 2004, the portfolio duration was 2.65 years. We do not purchase investments with off-balance sheet characteristics, such as swaps, options, futures, or any other hedging activities that are called derivatives.

      The held-to-maturity portfolio consists of mortgage-backed securities that can potentially secure borrowings from the FHLB and securities issued by states of the United States and political subdivisions of states. Held-to-maturity securities increased from $11.3 million at December 31, 2003 to $37.8 million at December 31, 2004. The increase is the result of the designation of certain mortgage-backed securities, purchased in replacement of loans, as held-to-maturity. Management has designated these securities to secure advances from the FHLB. We have the positive intent and ability to hold these securities to maturity.

      The following table shows the amortized cost basis of the major categories of investment securities Held-to-Maturity for the years indicated:


                                                At December 31,
----------------------------------------------------------------------
(Dollars in Thousands)                     2004       2003       2002
----------------------------------------------------------------------

Obligations of States and
 Political Subdivisions of the States    $ 8,588    $11,299    $13,693

Mortgage-backed securities                29,185          1          2

Foreign Debt Securities                        0          0          1
----------------------------------------------------------------------
Total                                    $37,773    $11,300    $13,696
======================================================================

      The following table shows the amortized cost basis and fair value of the major categories of Held-to-Maturity securities as of December 31, 2004:


                                                         Gross             Gross
                                       Amortized       Unrealized       Unrealized
(Dollars in Thousands)                 Cost Basis    Holding Gains    Holding Losses    Fair Value
--------------------------------------------------------------------------------------------------

Debt securities issued by states of
 the United States and political
 subdivisions of the states              $ 8,588          $340              $ 0           $ 8,928

Mortgage-backed securities                29,185            15               16            29,184
-------------------------------------------------------------------------------------------------
Total                                    $37,773          $355              $16           $38,112
=================================================================================================

      In the following table, the amortized cost basis of held-to-maturity securities maturing within stated periods as of December 31, 2004, is shown with the weighted average interest yield from securities falling within the range of maturities:


                            Obligations
                            of States &        Mortgage-
                             Political           Backed
(Dollars in Thousands)    Subdivisions(1)    Securities(2)     Total
---------------------------------------------------------------------

Due in 1 year or less:
  Amount                      $1,817            $     0       $ 1,817
  Yield                         7.21%              0.00%         7.21%

Due in 1 to 5 years:
  Amount                       4,222                  0         4,222
  Yield                         5.88%              0.00%         5.88%

Due in 5 to 10 years:
  Amount                       1,349                  0         1,349
  Yield                         5.87%              0.00%         5.87%

Due after 10 years:
  Amount                       1,200             29,185        30,385
  Yield                         6.41%              5.02%         5.07%
---------------------------------------------------------------------
  Amount                      $8,588            $29,185       $37,773
=====================================================================
  Yield                         6.23%              5.02%         5.29%
=====================================================================

--------------------
<F1>  Rates of tax-exempt securities are shown assuming a 34.3% tax rate.
<F2>  Mortgage-backed securities stated using contractual maturity.

      Securities not designated as held-to-maturity are designated as available-for-sale. Although we do not anticipate the sale of these securities, the designation as available for sale allows us the flexibility to alter our investment strategies and sell these securities without potentially adverse accounting implications. Additionally, marketable equity securities have no maturity date must be designated as available-for-sale. These securities are carried on our books and records at fair value. The available-for-sale securities portfolio includes United States agency securities, agency-insured mortgage-backed securities, and corporate debt and equity securities. Available-for-sale securities increased from $47.2 million at December 31, 2003 to $83.9 million at December 31, 2004. This increase is the result of investment of excess funds raised in the Bank's marketing campaigns and investment of funds raised from the sale of non-performing loans.

      The following table shows the amortized cost basis of the major categories of available-for-sale securities for the years indicated:


                                                        At December 31,
-------------------------------------------------------------------------------
(In Thousands)                                   2004        2003        2002
-------------------------------------------------------------------------------

U.S. Treasury Securities and
 Obligations of U.S. Government
 Corporations and Agencies                      $41,419     $27,932     $26,424

Mortgage-backed Securities                       27,804      14,034      32,512

Corporate Debt Securities                         9,364       1,658       2,673

Marketable Equity Securities                      3,859       3,511       3,986

Mutual Funds with Maturities                      1,217           0           0
-------------------------------------------------------------------------------
Total                                           $83,663     $47,135     $65,595
===============================================================================

      In the following table, the amortized cost basis of available-for-sale securities (other than mutual funds or equity securities) maturing within stated periods as of December 31, 2004, is shown with the weighted average interest yield from securities falling within the range of maturities:


                          U.S. Treasury      Mortgage-      Corporate
                           & Government        Backed          Debt
(Dollars in Thousands)       Agencies      Securities(1)    Securities     Total
---------------------------------------------------------------------------------

Due in 1 year or less:
  Amount                     $ 1,505          $    30         $  702      $ 2,237
  Yield                         3.20%            5.80%          5.90%        4.08%

Due in 1 to 5 years:
  Amount                      37,413            1,547          8,662       47,622
  Yield                         3.45%            4.94%          4.93%        3.77%

Due in 5 to 10 years:
  Amount                       2,501            7,196              0        9,697
  Yield                         4.74%            4.77%          0.00%        4.76%

Due after 10 years:
  Amount                           0           19,031              0       19,031
  Yield                         0.00%            4.53%          0.00%        4.58%
---------------------------------------------------------------------------------
  Amount                     $41,419          $27,804         $9,364      $78,587
=================================================================================
  Yield                         3.51%            4.60%          5.01%        4.09%
=================================================================================

--------------------
<F1>  Mortgage-backed securities stated using contractual maturity.

       Investments in available-for-sale securities are carried at fair value on the balance sheet and are summarized as follows as of December 31, 2004:


                                       Amortized     Unrealized    Unrealized
(Dollars in Thousands)                 Cost Basis       Gains        Losses      Fair Value
-------------------------------------------------------------------------------------------

Debt securities issued by the U.S.
 Treasury and other U.S. Government
 corporations and agencies               $41,419        $ 73          $286         $41,206

Mortgage-backed securities                27,804         468            65          28,207

Corporate debt securities                  9,364         149            29           9,484

Mutual funds with maturities               1,217          17             0           1,234

Marketable equity securities               3,859         203           311           3,751
------------------------------------------------------------------------------------------
Total                                    $83,663        $910          $691         $83,882
==========================================================================================

      Also included in the investment portfolio are the Bank's required investment in FHLB stock and a $100,000 certificate of deposit that matures in 2005.

Loans
-----

      Our total loan portfolio increased from $331.5 million at December 31, 2003 to $362.3 million at December 31, 2004, an increase of $ 30.8 million or 9.3%. The increase is the result of continued loan growth initiatives, designed to invest the deposits and borrowings that were raised in accordance with our strategic plans. Loan originations for 2004 were $132.1 million. During the year, we experienced loan runoff of approximately $90.0 million, a higher than expected rate of runoff of existing loans, due to the result of loan sales and an active refinancing market. We also sold approximately $8.2 million of impaired and non-performing commercial and commercial real estate loans.

      Although commercial real estate loans and commercial business loans have traditionally been our leading loan products, management has made considerable effort to diversify the loan portfolio over the past three years, adding significant levels of residential real estate loan products to the balance sheet. Management believes these loans will enhance our overall credit risk profile. At December 31, 2004, our one-to-four family mortgage loans totaled $97.5 million or 26.6% of total gross loans, compared with $88.0 million, or 26.2% of total gross loans outstanding at December 31, 2003, while home equity lines of credit totaled $23.1 million, or 6.3% of our total gross loans, compared to $18.3 million or 5.4% of total gross
loans at December 31, 2003.    Originations of residential real estate loans
for the year ended December 31, 2004 totaled $20.6 million, while gross home equity lines of credit totaled $15.8 million. Unadvanced funds committed under home equity lines of credit totaled $19.6 million at December 31, 2004.

      The commercial real estate loan portfolio was $192.8 million or 52.6% of total loans at December 31, 2004. At December 31, 2003, commercial real estate loans totaled $181.4 million or 54.0% of total gross loans. Commercial real estate loan originations totaled $54.9 million for the year ended December 31, 2004. At December 31, 2004, we had $24.2 million of advanced construction loans that amounted to 6.6% of our total gross loans, compared to $10.3 million or 3.1% of total gross loans at December 31, 2003.
 Construction loan originations totaled $25.3 million for the year ended
December 31, 2003.   Unfunded portions of construction loans totaled $11.4
million at December 31, 2004. Other commercial loans totaled $26.6 million or 7.3% of the total gross loan portfolio at December 31, 2004, compared to $34.0 million or 10.1% at December 31, 2003. The decline in the level of commercial loans is attributable to the general market conditions, as well as intensifying competition in our market area.

      Consumer loans at December 31, 2004 amounted to $2.5 million, or 0.7% of total gross loans, as compared to $4.0 million or 1.2% of total gross loans at December 31, 2003.

      The following table summarizes loans by category at the end of each of the last five years.



                                                                          At December 31,
----------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                2004         2003         2002         2001         2000
----------------------------------------------------------------------------------------------------------------

Commercial, financial and agricultural              $ 26,606     $ 33,980     $ 30,455     $ 45,238     $ 49,331

Real estate - construction and land development       24,240       10,346       14,078        7,600        8,601

Real estate - residential                             97,496       88,019       50,495       39,032       35,395

Real estate - commercial                             192,822      181,401      154,161      148,415      146,846

Home equity lines of credit                           23,131       18,330        8,606        2,377        2,078

Other consumer                                         2,510        4,018        7,217       11,222       13,902
----------------------------------------------------------------------------------------------------------------

Total Gross Loans                                    366,805      336,094      265,012      253,884      256,153

Allowance for Loan Losses                             (4,101)      (4,154)      (4,854)      (5,484)      (4,776)

Unamortized adjustment to fair value                      (0)          (0)          (0)          (0)          (9)

Unearned Income                                         (439)        (443)        (342)        (382)        (519)
----------------------------------------------------------------------------------------------------------------
Net Loans                                           $362,265     $331,497     $259,816     $248,018     $250,849
================================================================================================================

      We have no foreign loans nor do we have any reportable concentrations of loans.

      Loan portfolio rate sensitivity. In the current period of low interest rates, the origination of adjustable-rate loans has become increasingly rare. Additionally, our customer base tends to prefer fixed-rate mortgage loans to adjustable-rate loans. Accordingly, the portfolio of adjustable-rate loans has declined significantly during the past three years. Adjustable-rate mortgage loans totaled $6.1 million, or 6.3% of residential
real estate loans.   Substantially all of our equity lines of credit have
interest rates that adjust monthly with the Wall Street Journal prime rate.

      Additionally, the market for commercial and commercial real estate loans in our market area is intense. In response to the competition, we offer commercial real estate loans that adjust every five years, based on either the Wall Street Journal prime rate or the Treasury rate matching the adjustment period. Of the total commercial real estate loan portfolio, $173.6 million, or 90.1% have adjustable interest rates.

      Of the total consumer loan portfolio, $1.1 million have adjustable interest rates, primarily tied to the rates paid on deposit accounts.

      The following table shows the maturity distributions of selected loan categories at December 31, 2004:



                                                    Within One     One to Five     After Five
(Dollars in Thousands)                                 Year           Years          Years         Total
----------------------------------------------------------------------------------------------------------

Commercial, financial, and agricultural              $ 11,185       $  6,657        $  8,764      $ 26,606

Real estate - construction and land development             0            752          23,488        24,240

Real estate - residential                                  33          1,521          95,942        97,496

Real estate - commercial                                  276          4,766         187,780       192,822

Home equity lines of credit                                 0            469          22,662        23,131

Other consumer                                          1,088          1,407              15         2,510
----------------------------------------------------------------------------------------------------------
Total                                                $ 12,582       $ 15,572        $338,651      $366,805
==========================================================================================================

      The following table shows the amounts, included in the table above, which are due after one year and which have fixed interest rates and adjustable rates:


                                                             Total Due After One Year
-----------------------------------------------------------------------------------------------
(Dollars in Thousands)                              Fixed Rate     Adjustable Rate      Total
-----------------------------------------------------------------------------------------------

Commercial, financial, and agricultural              $  6,295         $  9,126         $ 15,421

Real estate - construction and land development        11,082           13,158           24,240

Real estate - residential                              91,405            6,058           97,463

Real estate - commercial                               19,910          172,636          192,546

Home equity lines of credit                                 0           23,131           23,131

Other consumer                                            879              544            1,423
-----------------------------------------------------------------------------------------------
Total                                                $129,571         $224,653         $354,224
===============================================================================================

      Loan Delinquencies. It is our policy to manage our loan portfolio in order to recognize problem loans at an early stage and thereby minimize loan losses. Loans are considered delinquent when any payment of principal or interest is one month or more past due. We generally commence collection procedures, however, when accounts are 15 days past due. We place a loan on non-accrual status when principal and interest payments are sporadic or no payments have been made, collateral coverage is insufficient and current financial data is not available. Generally, when a loan becomes past due 90 days or more, management discontinues the accrual of interest and reverses previously accrued interest. The loan remains in non-accrual status until the loan is current and six consecutive months of payments are made, then it is reclassified as an accruing loan. When a loan is determined to be uncollectible, it is charged off to the Allowance for Loan Losses or, if applicable, any real estate that is securing the loan is acquired through foreclosure, and recorded on the our books as Other Real Estate Owned.

      Management defines non-performing assets to include non-accrual loans, loans past due 90 days or more and still accruing, restructured loans not performing in accordance with amended terms, and other real estate acquired through foreclosure.

      The following table presents information regarding non-performing loans in the portfolio:


                                                                            December 31,
-------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                   2004          2003       2002       2001       2000
-------------------------------------------------------------------------------------------------------------

Non-accrual loans                                      $    506       $  407     $  635     $1,138     $2,415
Loans 90 days or more past due
 and still accruing                                           0            0          8        444        335
Real estate acquired by foreclosure
 or substantively repossessed                                 0            0          0          0          0
-------------------------------------------------------------------------------------------------------------
Total non-performing assets                            $    506       $  407     $  643     $1,582     $2,750
-------------------------------------------------------------------------------------------------------------
Restructured debt performing in accordance with
 amended terms, not included above                     $      0       $  198     $  166     $  186     $   53
-------------------------------------------------------------------------------------------------------------
Percentage of non-accrual loans to total loans             0.13%        0.12%      0.24%      0.45%      0.94%

Percentage of non-accrual loans, restructured loans
 and real estate acquired by foreclosure or
 substantively repossessed to total assets                 0.13%        0.18%      0.20%      0.34%      0.64%
Percentage of allowance for loan losses to
 non-accrual loans                                       810.47%    1,020.63%    764.20%    481.90%    197.76%

      Non-accrual loans include restructured loans of $0 at December 31, 2004, $107,000 at December 31, 2003, $121,000 at December 31, 2002, $137,000
at December 31, 2001 and $153,000 at December 31, 2000.

      Information with respect to non-accrual and restructured loans for the past five years ending December 31 is as follows:


                                                               December 31,
-------------------------------------------------------------------------------------------
(Dollars in Thousands)                         2004     2003     2002      2001       2000
-------------------------------------------------------------------------------------------

Non-accrual loans                              $506     $407     $635     $1,138     $2,415

Interest income that would have been
 recorded under original terms                 $ 67     $ 41     $303     $  109     $  228
Interest income recorded during the period     $ 44     $ 30     $121     $    6     $   22

      Allowance for Loan Losses. We maintain an allowance for probable losses that are inherent in the loan portfolio. The allowance for loan losses is increased by provisions charged to operations based on the estimated loan loss exposure inherent in the portfolio. Management uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology includes three elements: an analysis of individual loans deemed to be impaired in accordance with the terms of Statement of Financial Accounting Standard No. 114, "Accounting by Creditors for Impairment of a Loan", general loss allocations for various loan types based on loss experience factors and an unallocated allowance which is maintained based on management's assessment of many factors including the risk characteristics of the portfolio, concentrations of credit, current and anticipated economic conditions that may effect borrowers' ability to pay, and trends in loan delinquencies and charge-offs. Realized losses, net of recoveries, are charged directly to the allowance. While management uses the currently available information in establishing the allowance for loan losses, adjustments to the allowance may be necessary if future economic conditions differ from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses.

      As the composition of the loan portfolio gradually changes and diversifies from higher credit risk weighted loans, such as commercial real estate and commercial, financial and agricultural, to residential and home equity loans, a lower overall reserve allowance rate will be required. During 2004, the continued changes in the loan portfolio, stronger underwriting guidelines, the sale of commercial real estate loans previously deemed substandard, and overall improvement in credit quality of existing loans resulted in a decrease in the degree of credit risk embedded in the loan portfolio. Consequently, the allowance for loan loss remained relatively constant, decreasing from $4,154,000 at December 31, 2003 to $4,101,000 at December 31, 2004. After thorough review and analysis of the adequacy of the loan loss reserve during 2004, we recorded a provision for loan losses of $376,000, compared to a provision benefit of $602,000 recorded for the year ended December 31, 2003. The increased provision is primarily the result of the growth in the loan portfolio. Loans charged off were $525,000 in 2004 compared with $211,000 for the year ended December 31, 2003. We realized recoveries of previously charged-off loans totaling $96,000 for the year ended December 31, 2004 compared with recoveries totaling $113,000 for the year ended December 31, 2003. Management believes that the Allowance for Loan Losses of $4,101,000 as of December 31, 2004 is adequate to cover potential losses in the loan portfolio, based on current information available to management.

      The table below illustrates the changes in the Allowance for Loan Losses for the periods indicated.


(Dollars in Thousands)                         2004       2003       2002       2001       2000
------------------------------------------------------------------------------------------------

Balance at January 1                          $4,154     $4,854     $5,485     $4,776     $3,766
------------------------------------------------------------------------------------------------
Charge-offs:
  Commercial                                     (62)       (10)      (337)       (73)      (194)

  Real estate-construction                        (0)        (0)        (0)        (0)        (0)

  Real estate-mortgage                          (446)      (169)       (20)        (0)       (23)

  Installment/Consumer                           (17)       (32)       (26)       (28)      (138)
                                              --------------------------------------------------
                                                (525)      (211)      (383)      (101)      (355)
                                              --------------------------------------------------
Recoveries:
  Commercial                                      60         55         17         15         50

  Real estate-construction                         0          0          0          0          0

  Real estate-mortgage                            25         44         38         29         92

  Installment/Consumer                            11         14          7         16         23
                                              --------------------------------------------------
                                                  96        113         62         60        165
                                              --------------------------------------------------

Net Charge-offs                                 (429)       (98)      (321)       (41)      (190)

Provision (benefit) charged to operations        376       (602)      (310)       750      1,200
------------------------------------------------------------------------------------------------

Balance at December 31                        $4,101     $4,154     $4,854     $5,485     $4,776
================================================================================================

Allowance for Loan Losses as a percent of
 year end loans                                 1.11%      1.23%      1.83%      2.16%      1.86%

Ratio of net charge-offs to average loans
 outstanding                                   (0.12%)    (0.03%)    (0.13%)    (0.02%)    (0.08%)

      The table below shows an allocation of the allowance for loan losses as of the end of each of the last five years:


                   December 31, 2004      December 31, 2003      December 31, 2002      December 31, 2001      December 31, 2000
--------------------------------------------------------------------------------------------------------------------------------
                           Percent of             Percent of             Percent of             Percent of             Percent of
                            Loans in               Loans in               Loans in               Loans in               Loans in
                              Each                   Each                   Each                   Each                   Each
                           Category to            Category to            Category to            Category to            Category to
                  Amount   Total Loans   Amount   Total Loans   Amount   Total Loans   Amount   Total Loans   Amount   Total Loans
----------------------------------------------------------------------------------------------------------------------------------
                                                               (Dollars in Thousands)

Commercial(5)    $  743(1)     7.26%    $  943(1)    10.11%    $1,155(1)    11.60%    $1,629(1)    17.91%    $1,466(1)    19.66%
Real estate
 Construction       236        6.62%        52        3.08%        70        5.31%        41        2.99%        47        3.36%
Real estate
 Mortgage         2,989(2)    85.44%     3,071(2)    85.62%     3,465(2)    80.48%     3,586(2)    74.77%     2,970(2)    71.91%

Consumer(3)         133(4)      .68%        88(4)     1.19%       164(4)     2.61%       229(4)     4.33%       293(4)     5.07%
-------------------------------------------------------------------------------------------------------------------------------
                 $4,101      100.00%    $4,154      100.00%    $4,854      100.00%    $5,485      100.00%    $4,776      100.00%
===============================================================================================================================

--------------------
<F1>  Includes amounts specifically reserved for impaired loans of $270,722 at December 31, 2004, $251,280 at December 31, 2003,  $412,761 at
      December 31, 2002, $780,029 at December 31, 2001, and $281,248 at
      December 31, 2000, as required by Financial Accounting Standard No. 114, "Accounting for Impairment of Loans."
<F2>  Includes amounts specifically reserved for impaired loans of $0 at
      December 31, 2004, $23,621 at December 31, 2003, $34,757 at December
      31, 2002, $413,663 at December 31, 2001, and $132,911 at December 31,
      2000, as required by Financial Accounting Standard No. 114, "Accounting for Impairment of Loans."
<F3>  Includes consumer and other loans.
<F4>  Includes amounts specifically reserved for impaired loans of $76,194 at December 31, 2004, $170 at December 31, 2003, $29,606 at December 31, 2002, $1,632 at December 31, 2001, and $10,398 at December 31,
      2000, as required by Financial Accounting Standard No. 114, "Accounting for Impairment of Loans."
<F5>  Includes commercial, financial, agricultural and nonprofit loans.

Deposits and Borrowed Funds
---------------------------

      We solicit depositors from our primary market area using rates and services designed to appeal to customers across a broad spectrum of ages and income levels. We compete for deposit customers with community banks and credit unions, as well local branches regional and national banks. Despite this level of competition, our total deposits increased from $333.1 million at December 31, 2003 to $399.9 million at December 31, 2004, an increase of $66.8 million or 20.1%. Increases in savings accounts were the result of implementing our "Coastal" product line, designed to attract high-balance customers with whom we have a multiple-product relationship. Time certificates of deposit increased by 18.7 million when comparing the years ended December 31, 2003 and 2004, primarily the result of the implementation of "special" priced deposits, where an off-term certificate is offered at a premium rate. During the term of the special, the customer is then presented with offers to retain the customer, and develop a multiple account relationship.

      The following table sets forth the average amount and the average rate paid on deposits for the periods indicated.


                                  2004                     2003                     2002
------------------------------------------------------------------------------------------------
                          Average      Average     Average      Average     Average      Average
(Dollars in Thousands)    Balance       Rate       Balance       Rate       Balance       Rate
------------------------------------------------------------------------------------------------

Noninterest-bearing
 demand deposits          $ 76,815      0.00%      $ 72,602      0.00%      $ 69,787      0.00%
Interest bearing
 demand deposits            42,533      0.73         42,908      0.51         42,259      0.82
Savings deposits            87,983      1.00         67,487      0.51         62,078      0.91
Money market deposits       36,929      1.34         19,838      1.18          9,250      0.25
Time deposits              150,839      2.18        140,939      2.62        157,358      3.60
                          --------                 --------                 --------
Totals                    $395,099      1.26%      $343,774      1.66%      $340,732      2.47%
                          ========                 ========                 ========

      As of December 31, 2004, time certificates of deposit in amounts of $100,000 or more had the following maturities:


                                               (Dollars in Thousands)

      Three months or less                             $18,810
      Over three months through six months               8,985
      Over six months through twelve months              4,863
      Twelve months and over                             2,748
                                                       -------
                                                       $35,406
                                                       =======

      As of December 31, 2004, time certificates of deposit in amounts of less than $100,000 had the following maturities:


                                               (Dollars in Thousands)

      Three months or less                            $ 51,871
      Over three months through six months              27,025
      Over six months through twelve months             16,887
      Twelve months and over                            17,129
                                                      --------
                                                      $112,912
                                                      ========

      As a member of the FHLB, the Bank is entitled to participate in the FHLB's advance programs. The advance programs allow the Bank to borrow up to 30% of total assets, but limited, based on the amount of qualified collateral

(as defined by the FHLB) pledged, and the amount of FHLB preferred stock held. FHLB advances are utilized as an additional funding source for loans and investments as well as a tool for controlling the levels of interest rate risk on the balance sheet. FHLB advances are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one-to-four family properties, certain unencumbered investment securities and other qualified assets.

      Short-term borrowings include funds drawn under lines of credit with the FHLB, correspondent banks, funds held for U.S. Treasury Tax and Loan Notes and FHLB advances with an original maturity of less than one year. Total short-term borrowings decreased from $5.3 million at December 31, 2003 to zero at December 31, 2004. At no time did the average balance of short-term borrowings exceed 30% of shareholders' equity.

      Long-term FHLB advances increased from $55.2 million at December 31, 2003 to $90.3 million at December 31, 2004, an increase of $35.1 million or 63.6%. The proceeds were utilized to fund loan and investment growth in excess of deposit growth, as well as to hedge the effects of rising short-term interest rates on net interest income. At December 31, 2004, outstanding long-term FHLB advances had the following scheduled maturities and weighted average interest rates:


                                                         WEIGHTED
         FINAL MATURITY              AMOUNT            AVERAGE RATE
         --------------              ------            ------------
                             (Dollars in Thousands)

           2005                      $ 8,421               2.27%
           2006                        8,449               2.89
           2007                       20,973               3.37
           2008                       16,934               2.83
           2009                       17,426               3.00
           Thereafter                 18,083               6.63
                                     -------               ----
                                     $90,286               3.70%
                                     =======

      Although most advances are payable at maturity, advances totaling $17,356 are payable on an amortizing basis, in terms ranging from 120 to 240 months. Amortizing advances are being repaid in equal monthly payments and are being amortized from the date of the advance to the maturity date on a direct reduction basis. Also, certain advances are redeemable at the option of the FHLB, at par value on the call date and quarterly thereafter. Such advances are listed below:


      MATURITY      CALL DATE                                         AMOUNT      RATE
      --------      ---------                                         ------      ----

      2008          September 14, 2005 and quarterly thereafter    $10,000,000    2.35%
      2009          September 14, 2006 and quarterly thereafter     10,000,000    2.87
      Thereafter    January 7, 2005 and quarterly thereafter         3,000,000    5.95

      The advance callable on January 7, 2005 was not called.

      At December 31, 2004, a $4,000,000 advance maturing in 2009 with a current interest rate of 2.99% is redeemable at par value on September 15, 2005 and each calendar quarter thereafter, if the 3-month LIBOR is greater than or equal to 4.50 percent.

      In March 2004, we issued $10.3 million in subordinated debentures.
The debentures mature in 2034, and carry an adjustable interest rate equivalent to the three-month LIBOR plus 279 basis points. The rate adjusts every three months based on the change in the LIBOR. At December 31, 2004 the interest rate on the subordinated debentures was 5.29%. Current Bank and Bank Holding Company regulations view these debentures as "tier 2 capital." As such, we may leverage this regulatory capital in order to expand our franchise or otherwise enhance our earnings.

Shareholders' Equity
--------------------

      Total shareholders' equity increased from $42.7 million at December 31, 2003 to $47.0 million at December 31, 2004, primarily the result of increased net income of $3.7 million. The increase in net income was offset by cash dividends declared totaling $1.5 million. Other factors affecting total shareholders' equity include comprehensive income of $731,000 and the issuance of common stock through option and dividend reinvestment plans, totaling $1.4 million.

Results of Operations
---------------------

      Our operating performance is dependent on net interest income, which is the difference between interest income earned on loans and investments and interest expense paid on deposits and borrowed funds. The level of net interest income achieved is impacted by several factors such as economic conditions, interest rates, asset/liability management, and corporate tax and strategic planning.

      The following table sets forth our average assets, liabilities, and shareholders' equity, interest income earned and interest paid, average rates earned and paid, net interest spread and the net interest margin for the years ended December 31, 2004, 2003, and 2002. Average balances reported are daily averages.


                                              2004                           2003                           2002
------------------------------------------------------------------------------------------------------------------------------
                                  Average   Interest(1)   Avg.   Average   Interest(1)   Avg.   Average   Interest(1)   Avg.
(Dollars In Thousands)            Balance     Inc/Exp     Rate   Balance     Inc/Exp     Rate   Balance     Inc/Exp     Rate
------------------------------------------------------------------------------------------------------------------------------

ASSETS:
Loans(2)
Interest earning assets (2)
  Commercial loans                $ 31,536    $ 1,717     5.44%  $ 32,044    $ 1,739     5.42%  $ 40,088    $ 2,337      5.82%
  Commercial real estate           207,937     12,499     6.01%   172,299     10,955     6.35%   157,900     10,947      6.93%
  Residential real estate          114,832      5,867     5.10%    85,648      4,604     5.37%    48,069      3,446      7.16%
  Consumer loans                     3,233        181     5.59%     5,043        305     6.04%     8,447        547      6.47%
                                  -------------------            -------------------            -------------------
  Total loans                      357,538     20,264     5.66%   295,034     17,603     5.96%   254,504     17,277      6.79%

Federal funds sold                  28,842        270     0.93%    15,720        148     0.94%    24,033        348      1.44%
Taxable debt securities             71,657      2,933     4.09%    53,807      2,195     4.07%    70,385      3,688      5.23%
Tax-exempt debt securities           9,666        559     5.78%    12,659        895     7.07%    14,044        799      5.68%
Marketable equity
 Securities                          3,730        115     3.08%     3,112         99     3.18%     4,204        113      2.68%
FHLB stock                           3,422         98     2.86%     1,512         45     2.97%     1,013         29      2.86%
Other Investments                      910         32     3.51%       202         15     7.42%       169          4      2.36%
                                  -------------------            -------------------            -------------------
  Total interest earning assets    475,765     24,271     5.10%   382,046     21,000     5.49%   368,352     22,258      6.04%
  Allowance for loan losses         (4,324)                        (4,607)                        (5,462)
  Unearned income                     (473)                          (388)                          (347)
  Cash and due from banks           18,411                         17,091                         15,250
  Other assets                      25,413                         22,293                         22,760
                                  --------                       --------                       --------
Total assets                      $514,792                       $416,435                       $400,553
                                  ========                       ========                       ========

LIABILITIES & SHAREHOLDERS' EQUITY:
  Savings accounts                $ 87,983        882     1.00%  $ 67,487        349     0.51%  $ 62,078        570      0.91%
  NOW accounts                      42,533        314     0.73%    42,908        222     0.51%    42,259        348      0.82%
  Money market accounts             36,929        497     1.34%    19,838        235     1.18%     9,250         24      0.25%
  Time deposits                    150,839      3,289     2.18%   140,939      3,699     2.62%   157,358      5,761      3.60%
  FHLB advances                     63,390      2,594     4.09%    28,824      1,568     5.43%    18,553      1,225      6.60%
  Subordinated debt                  8,248        370     4.48%
                                  -------------------            -------------------            -------------------

  Total interest-bearing
   Liabilities                     389,922      7,946     2.03%   299,996      6,073     2.02%   289,498      7,928      2.73%
  Demand deposits                   76,815                         72,602                         69,787
  Other liabilities                  4,007                          1,947                          1,466
                                  --------                       --------                       --------
  Total Liabilities                470,744                        374,545                        360,751
                                  --------                       --------                       --------
  Shareholders' Equity              44,048                         41,890                         39,802
                                  --------                       --------                       --------
Total Liabilities &
 Shareholders' Equity             $514,792                       $416,435                       $400,553
                                  ========                       ========                       ========
Net Interest Income                           $16,325                        $14,927                        $14,330
                                              =======                        =======                        =======
Net Interest Spread                                       3.07%                          3.47%                           3.31%
                                                          ====                           ====                            ====
Net Interest Margin                                       3.43%                          3.90%                           3.89%
                                                          ====                           ====                            ====

--------------------
<F1>  On a fully taxable equivalent basis based on tax rate of 34.30% for
      2004, 42.80% for 2003, and 27.70% for 2002.  Interest income on investments and net interest income includes a fully taxable equivalent adjustment of $165,000 in 2004, $383,000 in 2003, and $221,000 in 2002.
<F2>  Average balance includes non-accruing loans.  The effect of including such loans, although not material, is to reduce the average rate earned on the Company's loans.

Rate-Volume Analysis
--------------------

      The following table presents the changes in components of net interest income for the years ended December 31, 2004 and 2003, which are the result of changes in interest rates and the changes that are the result of changes in volume of the underlying asset or liability. Changes that are attributable to changes in both rate and volume have been allocated equally to rate and volume.

           NET INTEREST INCOME - CHANGES DUE TO VOLUME AND RATE(1)


                                              2004 vs. 2003                         2003 vs. 2002
                                                Increase                              Increase
                                               (Decrease)                            (Decrease)
-----------------------------------------------------------------------------------------------------------
                                      Total       Due to      Due to        Total       Due to      Due to
(Dollars in Thousands)              Change(2)     Volume       Rate       Change(2)     Volume       Rate
-----------------------------------------------------------------------------------------------------------

Commercial loans                    $   (22)     $  (28)     $     6      $  (598)      $ (453)     $  (145)
Commercial real estate                1,544       2,204         (660)            8         957         (949)
Residential real estate               1,263       1,530         (267)        1,158       2,357       (1,199)
Consumer loans                         (124)       (105)         (19)         (242)       (213)         (29)
Federal funds sold                      122         123           (1)         (200)        (99)        (101)
Taxable debt securities                 738         729            9        (1,493)       (772)        (721)
Tax-exempt securities                  (336)       (192)        (144)           96         (88)         184
Marketable equity securities             16          19           (3)          (14)        (32)          18
FHLB stock                               53          56           (3)           16          15            1
Other Investments                        17          39          (22)           11           2            9
                                    -----------------------------------------------------------------------
  Total Interest Income               3,271       4,375       (1,104)       (1,258)      1,674       (2,932)
                                    -----------------------------------------------------------------------

Savings accounts                        533         156          377          (221)         39         (260)
NOW accounts                             92          (2)          94          (126)          4         (130)
Money market accounts                   262         216           46           211          76          135
Time deposits                          (410)        238         (648)       (2,062)       (516)      (1,546)
FHLB advances                         1,026       1,647         (621)          343         618         (275)
Subordinated debt                       370         370            0
                                    -----------------------------------------------------------------------
  Total Interest Expense             (1,873)      2,625         (752)       (1,855)        221       (2,076)
                                    -----------------------------------------------------------------------
Net Interest Income                 $ 1,398      $1,750      $  (352)     $    597      $1,453      $  (856)
                                    =======================================================================

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

Comparison of Operating Results for the Years Ended December 31, 2004 and 2003:

      We realized net income totaling $3.7 million for the year ended December 31, 2004, equivalent to basic earnings per share of $0.90 and diluted earnings per share of $0.89. This represents a 35.9% increase in net income from the year ended December 31, 2003, where net income totaled $2.7 million, or $0.68 per share (basic) and $0.67 per share (diluted). Net interest income increased from $14.5 million for the year ended December 31, 2003 to $16.2 million for the year ended December 31, 2004, the direct result of our growth over the year. Commensurate with loan growth, we recognized a provision for loan losses of $376,000 in 2004, compared with a loan loss benefit of $602,000 in 2003. During the past two years, we have made concerted efforts to enhance the credit quality of our loan portfolio, and the benefit taken in 2003 was the direct result of that effort. Continuing the dedication to loan quality that management has taken has resulted in a loan loss provision that management believes is in line with its growing loan portfolio. Non-interest income increased from $2.2 million for the year ended December 31, 2004 to $2.5 million for the year ended December 31, 2004. During the same period, operating expenses remained relatively constant, at $12.7 million for both the year ended December 31, 2003 and the year ended December 31, 2004. Income before taxes was $5.6 million and $4.7 million, for the years ended December 31, 2004 and 2003, respectively. Income taxes decreased from $2.0 million for the year ended December 31, 2003, to $1.9 million for the year ended December 31, 2004.

      Interest income increased from $20.6 million for the year ended December 31, 2003, to $24.1 million for the year ended December 31, 2004, an increase of $17.0%. This increase can be attributed to the growth in the loan portfolio, as the average balance of loans increased by $62.5 million or 21.2%. The effect of the growth in the portfolio was somewhat offset by lower interest rates on these loans, due to the unprecedented low interest rates that were present in our market area during 2004. The yield on the loan portfolio decreased from 5.96% for the year ended December 31, 2003, to 5.66% for the year ended December 31, 2003. Interest and dividends on investments increased by $490,000, on a fully tax equivalent basis, from $3.2 million for the year ended December 31, 2003 to $3.7 million for the year ended December 31, 2004, also the result of the growth in the investment portfolio. The portfolio grew from an average balance of $71.3 million to $89.4 million. The portfolio continued to grow throughout the year, which, management believes, will lead to increasing interest income into 2005. Income from federal funds sold and overnight deposits increased from $148,000 to $270,000, the result of increased volume of overnight money, particularly when the campaigns for deposit growth were active.

      Interest expense increased from $6.1 million for the year ended December 31, 2003 to $7.9 million for the year ended December 31, 2004, resulting primarily from the increased use of borrowings in 2004. The average balance of FHLB advances increased from $28.8 million for the year ended December 31, 2003 to $63.4 million for the year ended December 31, 2004. Management took advantage of low interest rates to further grow by funding loan originations or growth in the investment portfolio. Indicative of these low rates, the average rate paid on FHLB advances decreased from 5.43% for the year ended December 31, 2003 to 4.09% for the year ended December 31, 2004. Interest on deposits increased from $4.5 million for the year ended December 31, 2003 to $5.0 million for the year ended December 31, 2004. This increase was the result of the deposit campaigns, both for certificates of deposit and core accounts. A marketing strategy was employed whereby certificates of deposit were offered at premium rates, then the customer was cross-sold basic banking products to establish a long-term relationship with the customer. At the same time a suite of products was offered to high-balance customers. These campaigns served to increase the levels of all deposit types, including non-interest bearing demand deposits. However, the cost of interest-bearing deposits rose from 2.02% to 2.03%. We also issued $10.3 million of subordinated debentures in March 2004. The debentures carry an interest rate equal to the three-month LIBOR plus 279 basis points. The effect of the issue was to increase interest expense by $370,000.

      Net interest income increased from $14.5 million for the year ended December 31, 2003 to $16.2 million for the year ended December 31, 2004, an increase of 11.7%. This increase was the result of our growth, as the continued period of low market interest rates, combined with intense competition for deposits in our market area, has compressed our net interest margin from 3.90% for the year ended December 31, 2003 to 3.43% for the year ended December 31, 2004.

      The provision for loan losses is a charge against earnings and funds the allowance for loan losses. It is management's desire to maintain the allowance for loan losses at a level that is adequate to absorb inherent losses within the loan portfolio. In determining the appropriate level of the allowance for loan losses, management takes into consideration past and anticipated loss experience, prevailing economic conditions, evaluations of underlying collateral, and the volume of the loan portfolio and the balance of non-performing and classified loans. We assess the allowance for loan losses on a monthly basis. After thorough review and analysis of the adequacy of the loan loss reserve, the continued improvement in asset quality in the loan portfolio, and the reduction and sale of loans deemed substandard, management deemed it prudent to provide $376,000 for possible loan losses for the year ended December 31, 2004. Our provision for 2003 was a benefit to earnings of $602,000.

      Non-interest income increased from $2.2 million for the year ended December 31, 2003 to $2.5 million for the year ended December 31, 2004, an increase of 13.6%. The increase, noted in other income, can be attributed to a one-time gain on the sale of impaired loans, which totaled $196,000. Additionally, commissions on sales of non-deposit investment products increased from $62,000 for the year ended December 31, 2003 to $256,000 for the year ended December 31, 2004. In 2003, we changed the third party through whom investment products are sold and in early 2004, added a line of life insurance products to our non-deposit investment products. Also contributing to other income was an increase in electronic banking fees of $36,000, when comparing the years ended December 31, 2004 and 2003, and a $20,000 gain on the sale of fixed assets. These increases were partially offset by a decrease in deposit account service charges from $569,000 for the year ended December 31, 2003 to $520,000 for the year ended December 31, 2004 the result of both migration of customers into free checking accounts and a decline in the total number of deposit accounts. Overdraft fees also declined from $550,000 for the year ended December 31, 2003 to $518,000 for the year ended December 31, 2004, reflective of the decline in the number of low-balance accounts.

      Non-interest expense remained relatively constant when comparing the years ended December 31, 2004 and 2003, increasing by only $63,000, or 0.5%. The small magnitude of the change is indicative of management's commitment to expense control. In 2003 and 2004 three branches were closed, and the deposits housed therein were transferred to another branch. As a result, salaries and employee benefits decreased from $7.8 million for the year ended December 31, 2003 to $7.6 million for the year ended December 31, 2004. Occupancy expense decreased from $886,000 to $781,000 over the same period. As we are opening the new Assonet branch in 2005, we expect salaries and employee benefits expense and occupancy expense to increase in 2005. Equipment expense increased from $542,000 for the year ended December 31, 2003 to $564,000 for the year ended December 31, 2004, the result of adding to our technology infrastructure. These technology upgrades were necessary, not only to enhance security and operations, but also to support the new cash management and Internet banking products, which management believes will have a positive effect on both earnings and customer retention. Stationary and supplies increased by $25,000 during the same period, primarily due to replacement costs of materials made obsolete in the technology upgrades. Professional fees increased by $11,000 when comparing the years ended December 31, 2004 and 2003. Management anticipates that professional fees will increase in 2005 due to the costs of implementing
Section 404 of the Sarbanes-Oxley Act of 2002 and implementing section 305 for the FDIC Improvement Act of 1991. Marketing costs increased from $375,000 for the year ended December 31, 2003 to $510,000 for the year ended December 31, 2004. This is the result of increased advertising and promotional costs associated with our "Coastal" product line and other deposit gathering initiatives. FDIC premiums decreased during 2004 based on
the FDIC's risk-based assessment program.   Other expenses increased from
$1.8 million for the year ended December 31, 2003 to $2.0 million for the year ended December 31, 2004, an increase of $275,000. The increase is primarily the result of a one-time expense related to the Directors' retirement plan, resulting in an increase in the expense of $172,000. Additionally, computer service fees increased by $69,000 because of implementing the cash management and Internet banking products. Costs other than those mentioned above typically rose due to increases in general price levels of inflation.

      Income before income taxes was $5.6 million for the year ended December 31, 2004, compared to $4.7 million for the year ended December 31, 2003. Income taxes totaled $1.9 million and $2.0 million for the years ended December 31, 2004 and 2003, representing overall tax rates of 34.4% and 42.8%, respectively. The income tax rate decreased primarily because of the settlement of a dispute with the Massachusetts Department of Revenue concerning the dividends received deduction claimed by the Bank from its REIT subsidiary. Refer to Note 9 to the financial statements and Item 1 of this report for more details.

Comparison of Operating Results for the Years Ended December 31, 2003 and 2002:

      Net income for the year ended December 31, 2003 was $2.7 million or $0.67 per share (diluted), as compared with $3.0 million or $0.75 per share (diluted) for the year ended December 31, 2002. Net interest income increased from $14.1 million for the year ended December 31, 2002 to $14.5 million for the year ended December 31, 2003, an increase of 2.8%. We realized a loan loss benefit of $602,000 in 2003, compared to a benefit of $310,000 in 2002. Non-interest income decreased by $319,000 in 2003, while operating expenses decreased by $190,000. Income before taxes increased from $4.1 million for the year ended December 31, 2002 to $4.7 million for the year ended December 31, 2003. Income taxes increased from $1.1 million in 2002 to $2.0 million in 2003, the result of settling a dispute with the Massachusetts Department of Revenue.

      On a fully tax equivalent basis, net interest income was $14.9 million in 2003, compared to $14.3 million in 2002. The increase in net interest income was primarily attributable to the growth in the loan portfolio and the continued reduction in the rates paid on interest-bearing liabilities and borrowings. Average earning assets produced a yield of 5.49% in 2003, compared to 6.04% in 2002, and 7.55% in 2001. The low interest rate environment has resulted in a decrease in the yield on earning assets from 6.04% for the year ended December 31, 2002 to 5.49% for the year ended December 31, 2003, as loans and investments reprice at lower interest due to refinancing opportunities and prepayments.

      Offsetting the decrease in the earning asset yield was a reduction of 0.71% in the cost of funding the earning assets from 2.73% for the year ended December 31, 2002 to 2.02% for the year ended December 31, 2003. The decrease in the cost of funds in 2003 reflects the low interest rate environment resulting in the repricing of certificates of deposit and other deposit products to lower rates.

      The net interest spread increased to 3.47% for the year ended December 31, 2003 from 3.31% for the year ended December 31, 2002, while the net interest margin increased to 3.90% in 2003 from 3.89% in 2002.

      The provision for loan losses is a charge against earnings and funds the allowance for loan losses. It is management's desire to maintain the allowance for loan losses at a level that is adequate to absorb inherent losses within the loan portfolio. In determining the appropriate level of the allowance for loan losses, management takes into consideration past and anticipated loss experience, prevailing economic conditions, evaluations of underlying collateral, and the volume of the loan portfolio and the balance of nonperforming and classified loans. Management assesses the allowance for loan losses on a monthly basis. After thorough review and analysis of the adequacy of the loan loss reserve, the continued improvement in asset quality in the loan portfolio, and the reduction and sale of loans deemed substandard, management deemed it prudent to recover $602,000 of previously provided loan loss provisions during 2003. Provision for 2003 was a benefit to earnings of $602,000 compared to a benefit of $310,000 in 2002, and a provision of $750,000 in 2001.

      Total non-interest income for 2003 decreased by $319,000 or 12.6% from $2.5 million for the year ended December 31, 2002 to $2.2 million for the year ended December 31, 2003. This decrease is associated with a decrease in net gains of sales of available for sale securities from $626,000 recognized during 2002 to $2,000 recognized during 2003. The gains recognized during 2002 resulted from sales of various securities to partially offset the charge of $1.2 million due to various impairment adjustments of equity securities that were deemed to be other than temporary, as defined by SFAS No.115. No securities impairment charges were recorded during 2003. Partially offsetting the decrease in security gains were increases in both service charges on deposit accounts and overdraft service charges totaling $234,000. Service charges on deposit accounts increased during 2003 to $569,000 from $551,000 in 2002. Overdraft service charges increased by $216,000 from $334,000 recorded in 2002 to $550,000 in 2003. This increase was the result of management implementing a new overdraft fee pricing schedule and procedure implemented during the second quarter of 2003. The cash surrender values of Bank Owned Life Insurance policies associated with both the directors' and executive officers' life insurance programs increased by $68,000 from 2002 to 2003 due additional earnings generated from the purchase of additional policies for newly hired executive officers during 2003 as well as the appointment of two new directors. Other income increased by $3,000 from $579,000 recorded in 2002 to $582,000 in 2003. This income represents earnings derived from fees associated with safe deposit box rentals, ATM/debit card usage, customer investment commissions, and other miscellaneous income.

      Total non-interest expenses decreased by $190,000 to $12.7 million for the year ended December 31, 2003, when compared to $12.8 million for the year ended December 31, 2002. Salaries and employee benefits increased by $410,000, or 5.6% from $7.4 million for the year ended December 31, 2002, to $7.8 million for the year ended December 31, 2003. The increase was attributable to additions to staff to support consumer lending activities, sales incentive commissions paid for achieving sales production targets, general salary increases due to annual performance reviews, and annual bonuses. A Chief Operating Officer/Chief Financial Officer was also hired in the second quarter of 2003, and during the third quarter of 2003, a Director of Retail and an Investment Executive was hired. In addition, employee benefit expense increased as we increased our contribution to a pension plan during 2003. Occupancy and equipment expenses totaled $1.4 million in 2003, an increase of $105,000 when compared to $1.3 million reported in 2002. The increase from 2002 to 2003 was primarily due to increased snow removal cost resulting from a cold, severe winter, and higher energy costs during the first quarter of 2003. In addition, real estate taxes on bank owned properties increased during 2003, and costs associated with closing a branch office in Swansea were recorded during the third quarter of 2003. Stationary and supplies expense decreased by $64,000 from $277,000 recorded in 2002 to $213,000 in 2003. This decrease was due to new inventory control procedures, and the closing of one branch office. Professional fees increased by $480,000 or 87.4%, from $549,000 in 2002 to $1.0 million in 2003. The increase reflects costs associated with consultants contracted for marketing, advertising, investment advisory, strategic planning, pension actuaries, and information technology. In addition, legal expenses for both corporate and loan related matters increased in 2003. Marketing expenses attributed to production and media costs, print advertising, and other direct marketing increased by $20,000, when comparing the years ended December 31, 2003 and 2002. The assessment for FDIC deposit insurance decreased by $2,000 in 2003, from $158,000 in 2002 to $156,000 in 2003. Included in total non-interest expenses in 2002 was a writedown of securities of $1,241,000 due to the recognition of impairment adjustments on equity securities that were deemed to be other than temporary. During 2003, no writedowns were necessary. Other expenses increased from $1.7 million for the year ended December 31, 2002 to $1.8 million for the year ended December 31, 2003. The increase is directly attributable to interest of $129,000 on the tax settlement with the Massachusetts Department of Revenue associated with the REIT. Other expenses declined by a total of $27,000 when comparing the years ended December 31, 2003 and 2002.

      Income before income taxes totaled $4.7 million for the year ended December 31, 2003, an increase of $598,000 when compared to $4.1 million reported for the year ended December 31, 2002. Applicable taxes increased by $876,000 to $2.0 million for the year ended December 31, 2003 when compared to $1.1 million reported for the year ended December 31, 2002. During 2003, we recorded a state income tax provision of $529,000, net of federal and state income tax benefits, as a result of the settlement with the Massachusetts Department of Revenue that retroactively disallowed the REIT dividend deduction for the years ended December 31, 1999 through December 31, 2002. Due to the impact of this additional tax provision and the related $129,000 of interest charge, the effective tax rate for 2003 was 42.80% compared to 27.70% for 2002. This increase from 2002 primarily reflects the impact of the Commonwealth of Massachusetts' change in tax law that eliminated the tax benefit derived from REIT dividends.

Unaudited Quarterly Financial Summary


(Dollars in Thousands)
------------------------------------------------------------------------------------
                              March 31,    June 30,    September 30,    December 31,
------------------------------------------------------------------------------------

2004:
Revenues                        $6,043      $6,357         $7,063          $7,148
Operating Income                   954         963          1,568           2,079
Net Income (Loss)                  646         602          1,071           1,333
Earnings (loss) per share
  Basic                         $ 0.16      $ 0.15         $ 0.26          $ 0.33
  Diluted                       $ 0.16      $ 0.15         $ 0.26          $ 0.32

2003:
Revenues                        $5,535      $5,678         $5,699          $5,918
Operating Income                   622       1,597          1,019           1,459
Net Income (Loss)                 (692)      1,609            700           1,071
Earnings (loss) per share
  Basic                         $(0.18)     $ 0.41         $ 0.18          $ 0.27
  Diluted                       $(0.17)     $ 0.40         $ 0.17          $ 0.27

Returns on Equity and Assets

      The following table shows our consolidated operating and capital ratios for each of the last three years:


                                            Year Ended December 31,
                                           2004      2003      2002
                                          -------------------------

      Return on Average Assets             0.70%     0.64%     0.74%

      Return on Average Equity             8.29%     6.41%     7.45%

      Dividend Payout Ratio               40.00%    53.22%    47.50%

      Equity to Assets Ratio (Average)     8.55%    10.05%     9.93%


Impact of Inflation

      The consolidated financial statements and related consolidated financial data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and results of operations in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary effect of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all assets of a financial institution are monetary in nature. As a result, interest rates have a more significant effect on a financial institution's performance than the effect of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

Liquidity and Capital Resources

Liquidity
---------

      Our principal sources of funds are customer deposits, amortization and payoff of existing loan principal, and sales or maturities of various investment securities. The Bank is a voluntary member of the Federal Home Loan Bank of Boston (the "FHLB") and as such, may take advantage of the FHLB's borrowing programs to enhance liquidity and leverage its favorable capital position. The Bank also may draw on lines of credit at the FHLB or the Federal Reserve Board (the "FRB"), and enter into repurchase or reverse repurchase agreements with authorized brokers. These various sources of liquidity are used to fund withdrawals, new loans, and investments.

      Management seeks to promote deposit growth while controlling cost of funds. Sales-oriented programs to attract new depositors and the cross-selling of various products to its existing customer base are currently in place. Management reviews, on an ongoing basis, possible new products, with particular attention to products and services, which will aid in retaining our base of lower-costing deposits.

      Maturities and sales of investment securities provide us with significant liquidity. Our policy of purchasing shorter-term debt securities reduces market risk in the bond portfolio while providing significant cash flow. For the year ended December 31, 2004, cash flow from maturities of securities was $23.1 million, proceeds from sales of securities totaled $1.6 million, compared to maturities of securities of $58.3 million, and proceeds from sales of securities of $864,000 for the year ended December 31, 2003. Purchases of securities during 2004 and 2003 totaled $88.1 million and $38.7 million, respectively.

      Amortization and pay-offs of the loan portfolio also provide us with significant liquidity. Traditionally, amortization and pay-offs are reinvested into loans. Excess liquidity is invested in federal funds sold and overnight investments at the FHLB.

      We have also used borrowed funds as a source of liquidity. At December 31, 2004, the Bank's outstanding borrowings from the FHLB were $90.3 million. The Bank has the capacity to borrow in excess of $50 million additional at the FHLB.

      Loan originations for the year ended December 31, 2004 totaled $132.1 million. Commitments to originate loans at December 31, 2004 were $10.8 million, excluding unadvanced construction funds totaling $11.4 million, unadvanced commercial lines of credit totaling, $15.6 million and unadvanced home equity lines totaling $18.2 million. Management believes that adequate liquidity is available to fund loan commitments utilizing deposits, loan amortization, maturities of securities, or borrowings.


Capital Resources
-----------------

      At December 31, 2004, our total shareholders' equity was $47.0 million, an increase of $4.3 million from $42.7 million reported on December 31, 2003. The increase in capital was a combination of several factors. Additions consisted of 2004 net income of $3.7 million, comprehensive income of $731,000, transactions originating through the Dividend Reinvestment Program whereby 28,645 net shares were issued in lieu of cash dividends or for optional cash contributions, and stock options exercised resulting in the issuance of 42,390 shares common stock at a value of $689,000, including a tax benefit. These additions were offset by dividends paid of $1.5 million.

      Under the requirements for Risk Based and Leverage Capital of the federal banking agencies, a minimum level of capital will vary among banks based on safety and soundness of operations. Risk Based Capital ratios are calculated with reference to risk-weighted assets, which include both on and off balance sheet exposure.

      In addition to meeting the required levels, Slade's Ferry Bancorp's and the Bank's capital ratios meet the criteria of the "well capitalized" category established by the federal banking agencies as of December 31, 2004 and 2003.

      The following table illustrates the capital position of Slade's Ferry Bancorp and Slade's Ferry Trust Company for years ending December 31, 2004 and 2003.


Slade's Ferry Bancorp.                                      2004                    2003
------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                Amount      Ratio       Amount      Ratio
------------------------------------------------------------------------------------------------

Total Capital (to Risk Weighted Assets)              $ 59,072     15.92%     $ 44,510     13.64%
  Minimum required                                     29,682      8.00        26,113      8.00
  Excess                                               29,390      7.92        18,397      5.64

Tier I Capital (to Risk Weighted Assets)               54,971     14.82        40,429     12.39
  Minimum required                                     14,841      4.00        13,056      4.00
  Excess                                               40,130     10.82        27,373      8.39

Risk Adjusted Assets, net of goodwill,
 nonqualifying intangibles, excess allowance
 and excess deferred tax assets                       371,022                 326,300

Tier I Capital (Leverage Ratio)                        54,971     10.29        40,429      9.33
  Minimum required                                     21,361      4.00        17,335      4.00
  Excess                                               33,610      6.29        23,094      5.33

Quarterly average total assets, net of goodwill,
 nonqualifying intangibles and excess deferred
 tax assets                                           534,021                 433,320


Slade's Ferry Trust Company                                 2004                    2003
------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                Amount      Ratio       Amount      Ratio
------------------------------------------------------------------------------------------------

Total Capital (to Risk Weighted Assets)              $ 50,814     13.78%     $ 37,384     11.48%
  Minimum required                                     29,503      8.00        26,057      8.00
  Excess                                               21,311      5.78        11,327      3.48

Tier I Capital (to Risk Weighted Assets)               46,713     12.67        33,312     10.23
  Minimum required                                     14,751      4.00        13,028      4.00
  Excess                                               31,962      8.67        20,284      6.23

Risk Adjusted Assets, net of goodwill,
 nonqualifying intangibles, excess allowance
 and excess deferred tax assets                       368,785                 325,625

Tier I Capital (Leverage Ratio)                        46,713      8.75        33,312      7.75
  Minimum required (1)                                 21,361      4.00        17,198      4.00
  Excess                                               25,352      4.75        16,114      3.75

Quarterly average total assets, net of goodwill,
 nonqualifying intangibles and excess deferred
 tax assets                                           534,021                 429,830

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

For discussion of critical accounting policies see Footnote 2 to our audited Financial Statements included in this report found on page F-9.

                                   ITEM 7A

         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We consider interest rate risk to be a significant market risk as it could potentially have an effect on our financial condition and results of operation. The definition of interest rate risk is the exposure of our earnings to adverse movements in interest rates, arising from the differences in the timing of repricing of assets and liabilities; the differences in the various pricing indices inherent in our assets and liabilities; and the effects of overt and embedded options in our assets and liabilities. Our Asset/Liability Committee, comprised of the executive management, is responsible for managing and monitoring interest rate risk, and reviewing with the Board of Directors, at least quarterly, the interest rate risk positions, the impact changes in interest rates would have on net interest income, and the maintenance of interest rate risk exposure within approved guidelines.

      The potentially volatile nature of market interest rates requires us to manage interest rate risk on an active and dynamic basis. Our objective is to reduce and control the volatility of its net interest income to within tolerance levels established by the Board of Directors, by managing the relationship of interest-earning assets and interest-bearing liabilities.
In order to manage this relationship, the Asset/Liability Committee utilizes an income simulation model to measure the net interest income at risk under differing interest rate scenarios. Additionally, the Committee use Economic Value of Equity ("EVE") analysis to measure the effects of changing interest rates on the market values of rate-sensitive assets and liabilities, taken as a whole. The Board of Directors and management believe that static measures of timing differences, such as "gap analysis", do not accurately assess the levels of interest rate risk inherent in our balance sheet. Gap analysis does not reflect the effects of overt and embedded options on net interest income, given a shift in interest rates; nor does it take into account basis risk, the risk arising from using various different indices on which to base pricing decisions.

      The income simulation model currently utilizes a 300 basis point increase in interest rates and a 100 basis point decrease in rates. Due to the existing low interest rate environment in effect with the average Federal Funds overnight trading at approximately 2.25% at December 31, 2004, the simulation model only reduces rates downward by 100 basis points. The interest rate movements used assume an instant and parallel change in interest rates and no implementation of any strategic plans are made in response to the change in rates. Prepayment speeds for loans are based on median dealer forecasts for each interest rate scenario.

      The Board of Directors has established a risk limit of a 5.00% change in net interest income for each 100 number basis point shift in market interest rates. The limit established by the Board provides an internal tolerance level to control interest rate risk. We are within our policy-mandated risk limit for net interest income at risk.

      The following table reflects our estimated exposure as a percentage of net interest income and the dollar impact for the next twelve months, assuming an immediate change in interest rates set forth below:


       Rate Change       Estimated Exposure as a Percentage of     Dollar Impact to Net
      (Basis Points)              Net Interest Income                 Interest Income
      ---------------------------------------------------------------------------------

           +300                         (7.58%)                        ($1,371,000)
           -100                          0.65%                          $  118,000

      Additionally we use the model to estimate the effects of changes in interest rates on our EVE. EVE represents our theoretical market value, given the rate shocks applied in the model. The Board of Directors has established a risk limit for EVE which provides that the EVE will not fall below 6.00%, the FDIC's minimum capital level to be classified as "well capitalized". We are within our risk limit for EVE.

      The following table presents the changes in EVE given rate shocks.


        Rate Change
      (Basis Points)      Economic Value of Equity      Change from Flat Rates
      ------------------------------------------------------------------------

           FLAT                    13.20%                         N/A
           +300                    11.93%                       -1.27%
           -100                    13.05%                       -0.15%

                                   ITEM 8

                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Our consolidated financial statements, together with the independent auditors' report, appear beginning on page F-1 of the Annual Report on Form 10-K.


                                   ITEM 9

                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                   ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Effective March 14, 2005, the Audit Committee of our Board of Directors dismissed Shatswell, MacLeod & Company, P.C. and engaged Wolf & Company, P.C. as our independent public accountant for the fiscal year ended December 31, 2005. We had no disagreements with our independent accountants on accounting and financial disclosure matters.


                                   ITEM 9A

                           CONTROLS AND PROCEDURES

      As required by Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal accounting officer, as appropriate to allow timely decisions regarding disclosure. In connection with the rules regarding disclosure and control procedures, we intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.


                                   ITEM 9B

                              OTHER INFORMATION


Departures of Directors

      On November 8, 2004, William Q. MacLean retired from Slade's Ferry Bancorp's Board of Directors. Mr. MacLean continues to serve as an honorary director.

      On January 10, 2005, Thomas B. Almy, a longtime director of Slade's Ferry Bancorp and the Bank, passed away. Mr. Almy will be greatly missed.

                                  PART III

                                   ITEM 10

             DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Reference is hereby made to our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2005. The information set forth under the heading "Directors and Executive Officers" and under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" of such Proxy Statement is incorporated herein by reference.


                                   ITEM 11

                           EXECUTIVE COMPENSATION

      Reference is hereby made to our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2005. The information set forth under the heading "Executive Compensation Tables and Information" of such Proxy Statement is incorporated herein by reference.


                                   ITEM 12

       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Reference is hereby made to our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2005. The information set forth under this heading of such Proxy Statement is incorporated herein by reference.

                                   ITEM 13

               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Reference is hereby made to our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2005. The information set forth under this heading of such Proxy Statement is incorporated herein by reference.

                                   ITEM 14

                   PRINCIPAL ACCOUNTING FEES AND SERVICES

      Reference is hereby made to our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2005. The information set forth under this heading of such Proxy Statement is incorporated herein by reference.

                                   ITEM 15

                   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

      (a)   The following documents are filed as part of this report:

            (1)   Consolidated Financial Statements
                                                                 Page
                                                                 ----
                  Independent Auditors' Report                    F-2
                  Consolidated Balance Sheets                     F-3
                  Consolidated Statements of Income               F-4
                  Consolidated Statements of Changes in
                   Shareholders' Equity                           F-5
                  Consolidated Statements of Cash Flows           F-7
                  Notes to Consolidated Financial Statements      F-9

            (2)   Financial Statement Schedules
                  All financial statement schedules required by Item 15(a)(2) have been omitted because they are inapplicable or because the required information has been included in the Consolidated Financial Statements or Notes thereto.

            (3)   Exhibits:  see attached Exhibits Index     Page X-1

SIGNATURES
----------

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2005.

                                       Slade's Ferry Bancorp.

                                       By /s/ Mary Lynn D. Lenz
                                          ----------------------------------
                                          Mary Lynn D. Lenz, President/
                                          Chief Executive Officer and
                                           Director

      In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Anthony F. Cordeiro        03/29/05   /s/ Peter G. Collias      03/29/05
---------------------------------------   ----------------------------------
Anthony F. Cordeiro                       Peter G. Collias
Director                                  Director

/s/ Paul C. Downey             03/29/05   /s/ Melvyn A. Holland     03/29/05
---------------------------------------   ----------------------------------
Paul C. Downey                            Melvyn A. Holland
Director                                  Director

/s/ Mary Lynn D. Lenz          03/29/05   /s/ Francis A. Macomber   03/29/05
---------------------------------------   ----------------------------------
Mary Lynn D. Lenz                         Francis A. Macomber
President/CEO and Director                Director

/s/ Majed Mouded, MD           03/29/05   /s/ Shaun O'Hearn Sr.     03/29/05
---------------------------------------   ----------------------------------
Majed Mouded, MD                          Shaun O'Hearn Sr.
Director                                  Director

/s/ Lawrence J. Oliveira, DDS  03/29/05   /s/ Peter Paskowski       03/29/05
---------------------------------------   ----------------------------------
Lawrence J. Oliveira, DDS                 Peter Paskowski
Director                                  Director

/s/ Kenneth R. Rezendes        03/29/05   /s/ William J. Sullivan   03/29/05
---------------------------------------   ----------------------------------
Kenneth R. Rezendes                       William J. Sullivan
Chairman of the Board and Director        Director

/s/ Charles Veloza             03/29/05   /s/ David F. Westgate     3/29/05
---------------------------------------   ----------------------------------
Charles Veloza                            David F. Westgate
Director                                  Vice Chairman and Director

/s/ Deborah A. McLaughlin      03/29/05
---------------------------------------
Deborah A. McLaughlin
Chief Financial Officer/Chief Operations Officer

                                Exhibit Index
                                -------------


Exhibit No.    Description                                                                       Item
-----------    -----------                                                                       ----

 3.1           Amended and Restated Articles of Incorporation of Slade's Ferry Bancorp.           (1)

 3.2           Amended and Restated Bylaws of Slade's Ferry Bancorp.                              (2)

 3.3           Articles of Amendment to the Amended and Restated Articles of Incorporation        (2)
               of Slade's Ferry Bank

10.1           Slade's Ferry Bancorp. 1996 Stock Option Plan, as amended                          (3)

10.2           Supplemental Executive Retirement Agreement between Slade's Ferry Bancorp.         (4)
               and Manuel J. Tavares

10.3           Form of Director Supplemental Retirement Program Director Agreement,               (5)
               Exhibit 1 thereto (Slade's Ferry Trust Company Director Supplemental
               Retirement Program Plan) and Endorsement Method Split Dollar Plan
               Agreement thereunder.

10.4           Form of Directors' Paid-up Insurance Policy (part of the Director Supplemental     (6)
               Retirement Program).

10.5           Supplemental Executive Retirement Agreement between Slade's Ferry Bancorp.         (7)
               and Mary Lynn D. Lenz

10.6           Employment Agreement between Slade's Ferry Bancorp. and Mary Lynn D. Lenz          (8)

10.7           Employment Agreement between Slade's Ferry Bancorp. and Deborah A. McLaughlin      (9)

10.8           Employment Agreement between Slade's Ferry Bancorp. and Manuel J. Tavares         (10)

10.9           Form Change of Control Agreement                                                  (11)

10.10          Severance Pay Plan                                                                (12)

14.1           Code of Ethics                                                                    (13)

21.1           List of Subsidiaries                                                              (14)

23.1           Consent of Independent Public Accountants

31.1           Rule 13a-14(a)/15d-14(a) Certification of the CEO

31.2           Rule 13a-14(a)/15d-14(a) Certification of the CFO

32.1           Section 1350 Certification of the CEO

32.2           Section 1350 Certification of the CFO

--------------------
<F1>  Incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with the Commission on April 14, 1997.
<F2>  Incorporated by reference to the Registrant's Form 8-K filed with the
      Commission on December 21, 2004.
<F3>  Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 1999.





<F4>  Incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1996.
<F5>  Incorporated by reference to Exhibit 10 to the Registrant's Form 10-Q for the quarter ended March 31, 1999.
<F6>  Incorporated by reference to Exhibit 10 to the Registrant's Form
      10-QSB for the quarter ended June 30, 1998.
<F7>  Incorporated by reference to Exhibit 10.10 to the Registrant's Form
      10-Q for the quarter ended March 31, 2003.
<F8>  Incorporated by reference to Exhibit 10.11 to the Registrant's Form
      10-Q for the quarter ended June 30, 2004.
<F9>  Incorporated by reference to Exhibit 10.7 to the Registrant's Form
      10-Q for the quarter ended September 30, 2004.
<F10> Incorporated by reference to Exhibit 10.8 to the Registrant's Form
      10-Q for the quarter ended September 30, 2004.
<F11> Incorporated by reference to the Registrant's Form 8-K filed with the
      Commission on January 13, 2005.
<F12> Incorporated by reference to the Registrant's Form 8-K filed with the
      Commission on January 14, 2005.
<F13> Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2004.
<F14> Incorporated by reference to Part I, Item 1-"General."

                        INDEX TO FINANCIAL STATEMENTS


Slade's Ferry Bancorp and Subsidiaries

                                                                        Page
                                                                        ----

Independent Auditors' Report  F-2

Consolidated Balance Sheets as of December 31, 2004, and
 December 31, 2003                                                       F-3

Consolidated Statements of Income for the years ended
 December 31, 2004, December 31, 2003, and December 31, 2002             F-4

Consolidated Statements of Changes in Shareholders' Equity for
 the years ended December 31, 2004, December 31, 2003 and
 December 31, 2002                                                       F-5

Consolidated Statements of Cash Flows for the years ended
 December 31, 2004, December 31, 2003, and December 31, 2002             F-7

Notes to Consolidated Financial Statements                               F-9

                                   [LOGO]
                     SHATSWELL, MacLEOD & COMPANY, P.C.
                        CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors
and Stockholders
Slade's Ferry Bancorp.
Somerset, Massachusetts


           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
           -------------------------------------------------------

We have audited the accompanying consolidated balance sheets of Slade's Ferry Bancorp. and Subsidiary as of December 31, 2004 and 2003 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Slade's Ferry Bancorp. and Subsidiary as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

                                      /s/ Shatswell, MacLeod & Company, P.C.

                                      SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts
January 13, 2005


           83 PINE STREET * WEST PEABODY, MASSACHUSETTS 01960-3635
             TELEPHONE (978) 535-0206 * FACSIMILE (978) 535-9908
                   smc@shatswell.com     www.shatswell.com

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
                    -------------------------------------

                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------

                         December 31, 2004 and 2003
                         --------------------------


ASSETS                                                                 2004              2003
------                                                             ------------      ------------

Cash and due from banks                                            $ 15,983,574      $ 18,428,932
Interest bearing demand deposits with other banks                       410,450           213,438
Money market mutual funds                                                                  63,539
Federal Home Loan Bank overnight deposit                              5,000,000
Federal funds sold                                                   13,800,000         4,000,000
                                                                   ------------      ------------
      Cash and cash equivalents                                      35,194,024        22,705,909
Interest bearing time deposits with other bank                          100,000           200,000
Investments in available-for-sale securities (at fair value)         83,882,432        47,162,852
Investments in held-to-maturity securities
 (fair values of $38,112,316 as of December 31, 2004
 and $11,851,713 as of December 31, 2003)                            37,773,227        11,300,402
Federal Home Loan Bank stock                                          4,649,700         3,023,800
Loans, net of allowance for loan losses of
 $4,101,026 in 2004 and $4,154,394 in 2003                          362,264,873       331,496,525
Premises and equipment                                                5,527,362         5,894,736
Goodwill                                                              2,173,368         2,173,368
Accrued interest receivable                                           1,969,151         1,497,104
Cash surrender value of life insurance                               11,548,320        10,980,879
Deferred taxes                                                          879,465         1,996,213
Other assets                                                          3,869,831         1,016,753
                                                                   ------------      ------------
      Total assets                                                 $549,831,753      $439,448,541
                                                                   ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing                                              $ 80,232,029      $ 73,253,462
  Interest-bearing                                                  319,672,702       259,891,355
                                                                   ------------      ------------
      Total deposits                                                399,904,731       333,144,817
Federal Home Loan Bank advances                                      90,286,416        60,474,864
Subordinated debentures                                              10,310,000
Other liabilities                                                     2,296,213         3,086,719
                                                                   ------------      ------------
      Total liabilities                                             502,797,360       396,706,400
                                                                   ------------      ------------
Stockholders' equity:
  Common stock, par value $.01 per share; authorized
   10,000,000 shares; issued and outstanding 4,068,423.1 shares
   in 2004 and 3,995,857.1 shares in 2003                                40,684            39,959
  Paid-in capital                                                    29,976,062        28,609,206
  Retained earnings                                                  16,892,659        14,698,595
  Accumulated other comprehensive income (loss)                         124,988          (605,619)
                                                                   ------------      ------------
      Total stockholders' equity                                     47,034,393        42,742,141
                                                                   ------------      ------------
      Total liabilities and stockholders' equity                   $549,831,753      $439,448,541
                                                                   ============      ============


The accompanying notes are an integral part of these consolidated financial statements.

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
                    -------------------------------------

                      CONSOLIDATED STATEMENTS OF INCOME
                      ---------------------------------

                Years Ended December 31, 2004, 2003 and 2002
                --------------------------------------------


                                                                      2004           2003           2002
                                                                  -----------    -----------    -----------

Interest and dividend income:
  Interest and fees on loans                                      $20,263,566    $17,602,784    $17,276,773
  Interest and dividends on securities:
    Taxable                                                         3,152,633      2,349,161      3,826,659
    Tax-exempt                                                        416,235        511,761        577,982
  Interest on federal funds sold                                      184,608        100,791        227,229
  Other interest                                                       89,071         52,133        127,831
                                                                  -----------    -----------    -----------
      Total interest and dividend income                           24,106,113     20,616,630     22,036,474
                                                                  -----------    -----------    -----------
Interest expense:
  Interest on deposits                                              4,981,673      4,505,217      6,703,002
  Interest on Federal Home Loan Bank advances                       2,594,356      1,567,953      1,216,559
  Interest on other borrowed funds                                                                    8,193
  Interest on subordinated debentures                                 369,853
                                                                  -----------    -----------    -----------
      Total interest expense                                        7,945,882      6,073,170      7,927,754
                                                                  -----------    -----------    -----------
      Net interest and dividend income                             16,160,231     14,543,460     14,108,720
Provision (benefit) for loan losses                                   376,215       (602,326)      (310,000)
                                                                  -----------    -----------    -----------
      Net interest and dividend income after
       provision (benefit) for loan losses                         15,784,016     15,145,786     14,418,720
                                                                  -----------    -----------    -----------
Noninterest income:
  Service charges on deposit accounts                                 519,750        569,189        551,060
  Overdraft service charges                                           518,247        549,923        333,977
  (Loss) gain on sales and calls of
   available-for-sale securities, net                                  (5,589)         1,944        625,832
  Gain on sales of mortgage loans, net                                195,817
  Increase in cash surrender value of life insurance policies         432,441        510,744        443,220
  Other income                                                        844,414        581,745        578,728
                                                                  -----------    -----------    -----------
      Total noninterest income                                      2,505,080      2,213,545      2,532,817
                                                                  -----------    -----------    -----------
Noninterest expense:
  Salaries and employee benefits                                    7,580,363      7,778,787      7,368,364
  Occupancy expense                                                   780,978        886,287        845,366
  Equipment expense                                                   564,141        541,960        478,047
  Stationary and supplies                                             237,807        213,075        276,824
  Professional fees                                                 1,039,773      1,028,770        549,036
  Marketing expense                                                   509,644        375,126        355,203
  Writedown of securities                                                                         1,240,868
  Other expense                                                     2,012,615      1,837,724      1,738,094
                                                                  -----------    -----------    -----------
      Total noninterest expense                                    12,725,321     12,661,729     12,851,802
                                                                  -----------    -----------    -----------
      Income before income taxes                                    5,563,775      4,697,602      4,099,735
Income taxes                                                        1,911,508      2,009,716      1,134,183
                                                                  -----------    -----------    -----------
      Net income                                                  $ 3,652,267    $ 2,687,886    $ 2,965,552
                                                                  ===========    ===========    ===========

Earnings per common share                                         $       .90    $       .68    $       .76
                                                                  ===========    ===========    ===========

Earnings per common share assuming dilution                       $       .89    $       .67    $       .75
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

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
                    -------------------------------------

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         ----------------------------------------------------------

                Years Ended December 31, 2004, 2003 and 2002
                --------------------------------------------


                                                                                 Accumulated
                                                                                    Other
                                           Common     Paid-in       Retained    Comprehensive
                                            Stock      Capital      Earnings     (Loss) Income    Total
                                           ------     --------      --------    --------------    ------

Balance, December 31, 2001                 $38,700   $26,761,997   $11,892,623    $(227,189)    $38,466,131
Comprehensive income:
  Net income                                                         2,965,552
  Other comprehensive income                                                        216,281
    Comprehensive income                                                                          3,181,833
Issuance of common stock from dividend
 reinvestment plan                             472       675,841                                    676,313
Stock issuance relating to optional
 cash contribution plan                        100       138,012                                    138,112
Stock options exercised                        106        94,963                                     95,069
Tax benefit of stock options                              22,386                                     22,386
Dividends on minority interest
 preferred stock ($40.00 per share)                                     (4,320)                      (4,320)
Dividends declared ($.36 per share)                                 (1,408,520)                  (1,408,520)
                                           -------   -----------   -----------    ---------     -----------
Balance, December 31, 2002                  39,378    27,693,199    13,445,335      (10,908)     41,167,004
Comprehensive income:
  Net income                                                         2,687,886
  Other comprehensive loss                                                         (594,711)
    Comprehensive income                                                                          2,093,175
Issuance of common stock from dividend
 reinvestment plan                             424       682,362                                    682,786
Stock issuance relating to optional
 cash contribution plan                         73       113,321                                    113,394
Stock options exercised                         84        93,766                                     93,850
Tax benefit of stock options                              26,558                                     26,558
Dividends on minority interest
 preferred stock ($40.00 per share)                                     (4,040)                      (4,040)
Dividends declared ($.36 per share)                                 (1,430,586)                  (1,430,586)
                                           -------   -----------   -----------    ---------     -----------
Balance, December 31, 2003                  39,959    28,609,206    14,698,595     (605,619)     42,742,141
Comprehensive income:
  Net income                                                         3,652,267
  Other comprehensive income                                                        730,607
    Comprehensive income                                                                          4,382,874
Issuance of common stock from dividend
 reinvestment plan                             286       607,191                                    607,477
Stock issuance relating to optional
 cash contribution plan                         49       103,232                                    103,281
Stock options exercised                        424       531,506                                    531,930
Tax benefit of stock options                             157,261                                    157,261
Retirement of 3,412 shares of common stock     (34)      (32,334)                                   (32,368)
Dividends declared ($.36 per share)                                 (1,458,203)                  (1,458,203)
                                           -------   -----------   -----------    ---------     -----------
Balance, December 31, 2004                 $40,684   $29,976,062   $16,892,659    $ 124,988     $47,034,393
                                           =======   ===========   ===========    =========     ===========

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
                    -------------------------------------

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         ----------------------------------------------------------

                Years Ended December 31, 2004, 2003 and 2002
                --------------------------------------------
                                 (continued)


                                                              2004          2003         2002
                                                           ----------    ---------    ---------

Other comprehensive income and reclassification disclosure for the years ended December 31:

Unrealized gains (losses) on securities
  Net unrealized gains (losses) on available-for-sale
   securities                                              $  122,161    $(442,358)   $  53,577
  Reclassification adjustment for realized
   losses (gains) in net income                                 5,589       (1,944)     615,036
                                                           ----------    ---------    ---------
  Net unrealized gains (losses) on securities                 127,750     (444,302)     668,613
  Income tax benefit (expense)                                  6,978      211,290     (324,398)
                                                           ----------    ---------    ---------
    Net of tax amount                                         134,728     (233,012)     344,215
                                                           ----------    ---------    ---------
Minimum pension liability adjustment                        1,008,770     (612,323)    (216,583)
Income tax (expense) benefit                                 (412,891)     250,624       88,649
                                                           ----------    ---------    ---------
    Net of tax amount                                         595,879     (361,699)    (127,934)
                                                           ----------    ---------    ---------
Other comprehensive income (loss), net of tax              $  730,607    $(594,711)   $ 216,281
                                                           ==========    =========    =========

Accumulated other comprehensive income (loss) consists of the following as of December 31:


                                                              2004          2003         2002
                                                           ----------    ---------    ---------

Net unrealized gains (losses) on available-for-sale
 securities, net of taxes                                  $  124,988    $  (9,740)   $ 223,272
      Minimum pension liability adjustment, net of taxes                  (595,879)    (234,180)
                                                           ----------    ---------    ---------
      Accumulated other comprehensive income (loss)        $  124,988    $(605,619)   $ (10,908)
                                                           ==========    =========    =========


The accompanying notes are an integral part of these consolidated financial statements.

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
                    -------------------------------------

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------

                Years Ended December 31, 2004, 2003 and 2002
                --------------------------------------------


                                                                         2004             2003             2002
                                                                     ------------     ------------     ------------

Cash flows from operating activities:
  Net income                                                         $  3,652,267     $  2,687,886     $  2,965,552
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Amortization, net of accretion of securities                          247,288          184,489          162,144
    Loss (gain) on sales and calls of available-for-sale
     securities, net                                                        5,589           (1,944)        (625,832)
    Writedown of securities                                                                               1,240,868
    Change in unearned income                                              (3,946)         102,159          (40,927)
    Provision (benefit) for loan losses                                   376,215         (602,326)        (310,000)
    Gain on sales of mortgage loans, net                                 (195,817)
    Depreciation and amortization                                         658,915          639,402          637,342
    (Gain) loss on sale of property and equipment                                           (1,400)             501
    Increase in cash surrender value of life insurance policies          (432,441)        (510,744)        (443,220)
    (Increase) decrease in other assets                                  (109,041)          39,511          (29,839)
    (Increase) decrease in prepaid expenses                            (1,637,738)          51,976          142,237
    Amortization of deferred costs relating to issuance of
     subordinated debentures                                                4,169
    Decrease (increase) in income taxes receivable                         94,852          607,674         (714,639)
    (Increase) decrease in interest receivable                           (472,047)          (4,513)         461,398
    Increase in other liabilities                                          11,794           78,062          211,588
    Increase in accrued expenses                                          184,338            3,033          159,259
    Increase (decrease) in interest payable                               141,442           46,853          (13,394)
    Deferred tax expense                                                  710,835          315,424          116,667
                                                                     ------------     ------------     ------------

  Net cash provided by operating activities                             3,236,674        3,635,542        3,919,705
                                                                     ------------     ------------     ------------

Cash flows from investing activities:
  Decrease (increase) in interest bearing time deposits
   with other banks                                                       100,000                          (100,000)
  Purchases of available-for-sale securities                          (57,976,387)     (33,726,207)     (37,391,128)
  Proceeds from sales of available-for-sale securities                  1,645,686          864,217       16,853,893
  Proceeds from maturities of available-for-sale securities            19,535,749       50,993,737       33,638,864
  Purchases of held-to-maturity securities                            (30,108,838)      (4,926,305)      (3,417,675)
  Proceeds from maturities of held-to-maturity securities               3,586,258        7,308,637        5,990,548
  Purchases of Federal Home Loan Bank stock                            (1,625,900)      (2,010,400)
  Investment in unconsolidated subsidiary                                (310,000)
  Loan originations and principal collections, net                    (39,527,683)     (71,600,640)     (11,209,891)
  Purchases of loans                                                                    (2,176,873)        (300,000)
  Proceeds from sales of loans                                          8,487,112        2,484,080
  Recoveries of loans previously charged off                               95,771          113,131           62,397
  Capital expenditures                                                   (886,449)        (459,857)        (253,582)
  Proceeds from sale of property and equipment                                               1,400           10,099
  Redemption of life insurance policy                                                      331,026
  Investment in life insurance policies                                  (135,000)      (1,050,500)      (1,610,000)
  Increase in limited partnership                                        (119,050)
                                                                     ------------     ------------     ------------

  Net cash (used in) provided by investing activities                 (97,238,731)     (53,854,554)       2,273,525
                                                                     ------------     ------------     ------------

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
                    -------------------------------------

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------

                Years Ended December 31, 2004, 2003 and 2002
                --------------------------------------------
                                 (continued)


                                                                         2004             2003             2002
                                                                     ------------     ------------     ------------

Cash flows from financing activities:
  Net increase in demand deposits, NOW and savings accounts            48,091,783       12,376,880       22,661,421
  Net increase (decrease) in time deposits                             18,668,131      (14,864,595)     (24,072,231)
  Long-term advances from Federal Home Loan Bank                       35,476,000       37,279,000        3,450,000
  Payments on Federal Home Loan Bank long-term advances                (1,364,448)        (289,474)      (1,247,749)
  Net change in short-term advances from Federal Home Loan Bank        (4,300,000)       4,300,000
  Net decrease in other borrowed funds                                                                     (465,216)
  Proceeds from issuance of common stock                                  710,758          796,180          814,425
  Stock options exercised                                                 531,930           93,850           95,069
  Retirement of shares of common stock                                    (32,368)
  Dividends paid                                                       (1,451,614)      (1,429,456)      (1,405,723)
  Proceeds from issuance of subordinated debentures                    10,160,000
  Repurchase of minority interest preferred stock                                          (56,000)          (1,500)
  Issuance of minority interest preferred stock                                              2,000            2,500
                                                                     ------------     ------------     ------------

  Net cash provided by (used in) financing activities                 106,490,172       38,208,385         (169,004)
                                                                     ------------     ------------     ------------

Net increase (decrease) in cash and cash equivalents                   12,488,115      (12,010,627)       6,024,226
Cash and cash equivalents at beginning of year                         22,705,909       34,716,536       28,692,310
                                                                     ------------     ------------     ------------
Cash and cash equivalents at end of year                             $ 35,194,024     $ 22,705,909     $ 34,716,536
                                                                     ============     ============     ============

Supplemental disclosures:
  Interest paid                                                      $  7,804,440     $  6,026,317     $  7,941,148
  Income taxes paid                                                     1,105,821        1,086,618        1,732,155
  Transfer from premises and equipment to other assets                    601,310


The accompanying notes are an integral part of these consolidated financial statements.

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
                    -------------------------------------

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------

                Years Ended December 31, 2004, 2003 and 2002
                --------------------------------------------

NOTE 1 - NATURE OF OPERATIONS
-----------------------------

Slade's Ferry Bancorp. (Company) is a Massachusetts corporation that was organized in 1990 to become the holding company of Slade's Ferry Trust Company (Bank). The Company's primary activity is to act as the holding company for the Bank. The Bank is a state chartered bank, which was incorporated in 1959 and is headquartered in Somerset, Massachusetts. The Bank operates its business from nine banking offices located in Massachusetts. The Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits in residential and commercial real estate loans, and in commercial, consumer and small business loans.

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

BASIS OF PRESENTATION:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank and the Bank's wholly-owned subsidiaries, Slade's Ferry Realty Trust, Slade's Ferry Securities Corporation I, Slade's Ferry Securities Corporation II, Slade's Ferry Loan Company and Slade's Ferry Preferred Capital Corporation. Slade's Ferry Realty Trust was formed to hold ownership of real estate, Slade's Ferry Securities Corporation I and Slade's Ferry Securities Corporation II were formed to hold securities for tax benefits in Massachusetts, Slade's Ferry Loan Company provides the opportunity to solicit commercial and consumer borrowers in the Rhode Island area and Slade's Ferry Preferred Capital Corporation, a real estate investment trust, was formed to hold real estate mortgage loans. This Corporation was dissolved effective December 16, 2003 and is no longer in existence. The Slade's Ferry Loan Company is currently in the process of dissolution. Its assets and liabilities were transferred to Slade's Ferry Trust Company. All significant intercompany accounts and transactions have been eliminated in the consolidation.

Slade's Ferry Statutory Trust I, a subsidiary of the Company, was formed to sell capital securities to the public through a third party trust pool. In accordance with FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the subsidiary has not been included in the consolidated financial statements.

CASH AND CASH EQUIVALENTS:

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items, due from banks, interest bearing demand deposits with other banks, money market mutual funds, Federal Home Loan Bank overnight deposit and federal funds sold.

Cash and due from banks as of December 31, 2004 and 2003 includes $2,417,000 and $1,936,000, respectively, which is subject to withdrawals and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank.

SECURITIES:

Investments in debt securities are adjusted for amortization of premiums and accretion of discounts. Gains or losses on sales of investment securities are computed on a specific identification basis.

The Company classifies debt and equity securities into one of three categories: held-to-maturity, available-for-sale, or trading. These security classifications may be modified after acquisition only under certain specified conditions. In general, securities may be classified as held-to-maturity only if the Company has the positive intent and ability to hold them to maturity. Trading securities are defined as those bought and held principally for the purpose of selling them in the near term. All other securities must be classified as available-for-sale.

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

      -- Trading securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses for trading securities are included in earnings. During the three years ended December 31, 2004, the Company did not classify any securities as trading.

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

Interest-bearing time deposits with banks: The fair values of interest-bearing time deposits with banks are estimated using discounted cash flow analyses using interest rates currently being offered for deposits with similar terms to investors.

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

Junior subordinated debentures: The fair value of the guaranteed preferred beneficial interests in junior subordinated debentures are based on the quoted market prices of the Slade's Ferry Statutory Trust I.

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

STOCK BASED COMPENSATION:

At December 31, 2004, the Company has two stock-based employee compensation plans which are described more fully in Note 16. The Company accounts for the plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income (except for appreciation from options surrendered as described in Note 16), as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123 (revised 2004), "Share Based Payments," to stock-based employee compensation.


                                                                    For the years ended
                                                                        December 31,
                                                           --------------------------------------
                                                              2004          2003          2002
                                                           ----------    ----------    ----------

      Net income, as reported                              $3,652,267    $2,687,886    $2,965,552
      Deduct:  Total stock-based employee compensation
       expense determined under fair value based method
       for all awards, net of related tax effects             152,960       131,920        59,377
      Pro forma net income                                 $3,499,307    $2,555,966    $2,906,175

      Earnings per share:
        Basic - as reported                                      $.90          $.68          $.76
        Basic - pro forma                                        $.86          $.64          $.74
        Diluted - as reported                                    $.89          $.67          $.75
        Diluted - pro forma                                      $.85          $.64          $.74

RECENT ACCOUNTING PRONOUNCEMENTS:

In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement (a) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (b) clarifies when a derivative contains a financing component,
(c) amends the definition of an underlying to conform to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and (d) amends certain other existing pronouncements. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003. There was no substantial impact on the Company's consolidated financial statements on adoption of this Statement.

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

In December 2003, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 03-3 ("SOP 03-3") "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality be recognized at their fair value. The excess of contractual cash flows over expected cash flows is not to be recognized as an adjustment of yield, loss accrual, or valuation allowance. Valuation allowances cannot be created nor "carried over" in the initial accounting for loans acquired in a transfer on loans subject to SFAS 114, "Accounting by Creditors for Impairment of a Loan." This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. The Company does not believe the adoption of SOP 03-3 will have a material impact on the Company's financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). This Statement revises FASB Statement No. 123, "Accounting for Stock Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. This Statement is effective for the Company as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company does not believe the adoption of this Statement will have a material impact on the Company's financial position or results of operations.

NOTE 3 - INVESTMENTS IN SECURITIES
----------------------------------

Debt and equity securities have been classified in the consolidated balance sheets according to management's intent. The amortized cost of securities and their approximate fair values are as follows as of December 31:


                                                                     Gross         Gross
                                                    Amortized     Unrealized    Unrealized       Fair
                                                       Cost          Gains        Losses         Value
                                                    ---------     ----------    ----------       -----

Available-for-sale securities:
  December 31, 2004
    Debt securities issued by the U.S. Treasury
     and other U.S. government corporations
     and agencies                                  $41,418,625     $ 73,050      $285,505     $41,206,170
    Mortgage-backed securities                      27,804,747      467,956        65,632      28,207,071
    Corporate debt securities                        9,363,674      149,731        29,391       9,484,014
    Mutual funds                                     1,216,624       17,137                     1,233,761
    Marketable equity securities                     3,859,460      203,342       311,386       3,751,416
                                                   -----------     --------      --------     -----------
                                                   $83,663,130     $911,216      $691,914     $83,882,432
                                                   ===========     ========      ========     ===========

  December 31, 2003:
    Debt securities issued by the U.S. Treasury
     and other U.S. government corporations
     and agencies                                  $27,932,088     $ 72,545      $350,469     $27,654,164
    Mortgage-backed securities                      14,033,905      449,213         3,389      14,479,729
    Corporate debt securities                        1,657,969       70,453                     1,728,422
    Marketable equity securities                     3,510,877      198,505       345,306       3,364,076
                                                   -----------     --------      --------     -----------
                                                    47,134,839      790,716       699,164      47,226,391
    Money market mutual funds included in cash
     and cash equivalents                              (63,539)                                   (63,539)
                                                   -----------     --------      --------     -----------
                                                   $47,071,300     $790,716      $699,164     $47,162,852
                                                   ===========     ========      ========     ===========





                                                                     Gross         Gross
                                                    Amortized     Unrealized    Unrealized       Fair
                                                       Cost          Gains        Losses         Value
                                                    ---------     ----------    ----------       -----

Held-to-maturity securities:
  December 31, 2004
    Debt securities issued by states of the
     United States and political subdivisions
     of the states                                 $ 8,587,702     $339,878      $            $ 8,927,580
    Mortgage-backed securities                      29,185,525       14,740        15,529      29,184,736
                                                   -----------     --------      --------     -----------
                                                   $37,773,227     $354,618      $ 15,529     $38,112,316
                                                   ===========     ========      ========     ===========

  December 31, 2003:
    Debt securities issued by states of the
     United States and political subdivisions
     of the states                                 $11,299,521     $551,281      $            $11,850,802
    Mortgage-backed securities                             881           30                           911
                                                   -----------     --------      --------     -----------
                                                   $11,300,402     $551,311      $            $11,851,713
                                                   ===========     ========      ========     ===========

The scheduled maturities of debt securities were as follows as of December 31, 2004


                                          Available-For-Sale         Held-To-Maturity
                                          ------------------    --------------------------
                                                 Fair           Amortized        Fair
                                                 Value          Cost Basis       Value
                                              -----------       -----------    -----------

Due within one year                           $ 2,216,105       $ 1,816,602    $ 1,841,747
Due after one year through five years          45,958,815         4,222,142      4,388,882
Due after five years through ten years          2,515,264         1,349,474      1,418,648
Due after ten years                                               1,199,484      1,278,303
Mortgage-backed securities                     28,207,071        29,185,525     29,184,736
                                              -----------       -----------    -----------
                                              $78,897,255       $37,773,227    $38,112,316
                                              ===========       ===========    ===========

During 2004, proceeds from sales of available-for-sale securities amounted to $1,645,686. Gross realized gains and gross realized losses on those sales amounted to $175,918 and $65,266, respectively. During 2003, proceeds from sales of available-for-sale securities amounted to $864,217. Gross realized gains and gross realized losses on those sales amounted to $12,528 and $10,584, respectively. During 2002, proceeds from sales of available-for-sale securities amounted to $16,853,893. Gross realized gains and gross realized losses on those sales amounted to $725,961 and $97,410, respectively. The tax expense applicable to these net realized gains amounted to $38,586, $1,529 and $245,565 for the years ended December 31, 2004, 2003 and 2002, respectively.

There were no securities of issuers whose aggregate carrying amount exceeded 10% of stockholders' equity as of December 31, 2004.

Total carrying amounts of $66,231,668 and $18,089,060 of debt securities were pledged to secure treasury tax and loan, trust department and public funds on deposit, and Federal Home Loan Bank advances as of December 31, 2004 and 2003, respectively.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized-loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, are as follows as of December 31, 2004:


                                                  Less than 12 Months          12 Months or Longer                Total
                                               -------------------------    ------------------------    -------------------------
                                                   Fair       Unrealized       Fair       Unrealized       Fair       Unrealized
                                                   Value        Losses         Value        Losses         Value        Losses
                                               -----------    ----------    ----------    ----------    ----------    -----------

Debt securities issued by the U.S.
 Treasury and other U.S. government
 corporations and agencies                     $15,445,358     $ 58,586     $10,770,149    $226,919     $26,215,507    $285,505
Corporate debt securities                        2,034,760       29,391                                   2,034,760      29,391
Mortgage-backed securities                      24,304,191       81,161                                  24,304,191      81,161
Marketable equity securities                       613,740       55,064       1,228,922     256,322       1,842,662     311,386
                                               -----------     --------     -----------    --------     -----------    ---------

      Total temporarily impaired securities    $42,398,049     $224,202     $11,999,071    $483,241     $54,397,120    $707,443
                                               ===========     ========     ===========    ========     ===========    ========

The investments in the Company's investment portfolio that are temporarily impaired as of December 31, 2004 consist of both debt securities guaranteed or issued by government agencies with strong credit ratings, and common stock and debt securities issued by U.S. corporations. The unrealized losses associated with debt securities issued by government agencies are attributable to changes in market interest rates, the principal is not at risk at this point since the Company does not anticipate selling any of these impaired securities in the near future. Equity and corporate debt securities are reviewed for impairment by examining several factors used in evaluating whether the decline in fair value below its cost represents an "other than temporary" decline in value, such as financial condition, near term prospects, credit deterioration of the issuer, rating downgrades, business segment dynamics, extent to which the market value is less than cost, length of time held, and buy/hold/sell recommendations of investment advisors or market analyst. Based on the Company's December 31, 2004 quarterly review of securities in the investment portfolio, management deemed securities with unrealized losses as of year end 2004 to be temporarily impaired.

NOTE 4 - LOANS
--------------

Loans consisted of the following as of December 31:


                                                       2004             2003
                                                   ------------     ------------

Commercial, financial and agricultural             $ 26,605,804     $ 33,980,019
Real estate - construction and land development      24,240,417       10,346,259
Real estate - residential                            97,496,035       88,018,791
Real estate - commercial                            192,822,179      181,401,095
Home equity lines of credit                          23,130,602       18,329,921
Consumer                                              2,510,309        4,018,227
                                                   ------------     ------------
                                                    366,805,346      336,094,312
Allowance for loan losses                            (4,101,026)      (4,154,394)
Unearned income                                        (439,447)        (443,393)
                                                   ------------     ------------
      Net loans, carrying amount                   $362,264,873     $331,496,525
                                                   ============     ============

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during 2004. Total loans to such persons and their companies amounted to $6,954,892 as of December 31, 2004. During the year ended December 31, 2004, $9,648,005 of advances were made and principal payments totaled $10,776,877.

Changes in the allowance for loan losses were as follows for the years ended December 31:


                                                 2004           2003           2002
                                              ----------     ----------     ----------

Balance at beginning of period                $4,154,394     $4,854,388     $5,484,519
Loans charged off                               (525,354)      (210,799)      (382,528)
Provision (benefit) for loan losses              376,215       (602,326)      (310,000)
Recoveries of loans previously charged off        95,771        113,131         62,397
                                              ----------     ----------     ----------
Balance at end of period                      $4,101,026     $4,154,394     $4,854,388
                                              ==========     ==========     ==========

The following table sets forth information regarding nonaccrual loans and accruing loans 90 days or more overdue as of December 31:


                                                      2004        2003
                                                    --------    --------

Nonaccrual loans                                    $505,888    $407,363
                                                    ========    ========

Accruing loans which are 90 days or more overdue    $      0    $      0
                                                    ========    ========

Information about loans that meet the definition of an impaired loan in Statement of Financial Accounting Standards No. 114 is as follows as of December 31:


                                                              2004                          2003
                                                    -------------------------    -------------------------
                                                    Recorded       Related       Recorded       Related
                                                    Investment     Allowance     Investment     Allowance
                                                    In Impaired    For Credit    In Impaired    For Credit
                                                    Loans          Losses        Loans          Losses
                                                    -----------    ----------    -----------    ----------

Loans for which there is a related
 allowance for credit losses                          $ 67,195       $3,359       $1,858,135     $275,071

Loans for which there is no related
 allowance for credit losses                            48,805                       106,656
                                                      --------                    ----------
      Totals                                          $116,000       $3,359       $1,964,791     $275,071
                                                      ========       ======       ==========     ========

Average recorded investment in impaired loans
 during the year ended December 31                    $933,320                    $2,193,189
                                                      ========                    ==========

Related amount of interest income recognized during the time, in the year ended December 31, that the loans were impaired

      Total recognized                                $111,888                    $  124,281
                                                      ========                    ==========
      Amount recognized using a cash-basis
       method of accounting                           $ 17,011                    $   30,000
                                                      ========                    ==========

NOTE 5 - PREMISES AND EQUIPMENT
-------------------------------

The following is a summary of premises and equipment as of December 31:


                                                 2004            2003
                                             -----------     -----------

Land                                         $ 1,600,368     $ 1,710,368
Buildings                                      6,354,562       6,968,527
Furniture and equipment                        5,578,044       5,054,017
Leasehold improvements                            22,125         383,436
Assets in process                                151,160
                                             -----------     -----------
                                              13,706,259      14,116,348
Accumulated depreciation and amortization     (8,178,897)     (8,221,612)
                                             -----------     -----------
                                             $ 5,527,362     $ 5,894,736
                                             ===========     ===========

NOTE 6 - DEPOSITS
-----------------

The aggregate amount of time deposit accounts in denominations of $100,000 or more as of December 31, 2004 and 2003 was $35,406,479 and $25,430,252,
respectively.

For time deposits as of December 31, 2004, the scheduled maturities for each of the following five years ended December 31, and thereafter, are:


                   2005            $128,441,274
                   2006              14,003,978
                   2007               3,841,772
                   2008                 849,022
                   2009               1,172,597
                   Thereafter             9,175
                                   ------------
                       Total       $148,317,818
                                   ============

Deposits from related parties held by the Company as of December 31, 2004 and 2003 amounted to $3,599,188 and $2,723,564, respectively.

NOTE 7 - FEDERAL HOME LOAN BANK (FHLB) ADVANCES
-----------------------------------------------

Maturities and scheduled amortization of advances from the FHLB for the five years ending after December 31, 2004, and thereafter, are summarized as follows:


                                      AMOUNT
                                      ------

                   2005            $ 8,421,227
                   2006              8,449,361
                   2007             20,973,491
                   2008             16,933,732
                   2009             17,425,778
                   Thereafter       18,082,827
                                   -----------
                                   $90,286,416
                                   ===========

As of December 31, 2004, the following advances from the FHLB were redeemable at par at the option of the FHLB:


      MATURITY DATE                  OPTIONAL REDEMPTION DATE                AMOUNT
      -------------                  ------------------------                ------

      January 7, 2015       January 7, 2005 and quarterly thereafter       $ 3,000,000
      September 15, 2008    September 14, 2005 and quarterly thereafter     10,000,000
      September 14, 2009    September 14, 2006 and quarterly thereafter     10,000,000

As of December 31, 2004, a $4,000,000 advance from the FHLB maturing in 2009 is redeemable at par on September 15, 2005 and each calendar quarter thereafter; if and when the 3-month LIBOR is greater than or equal to 4.50 percent.

Interest rates on FHLB advances ranged from 1.84 percent to 7.72 percent. At December 31, 2004, the weighted average interest rate on FHLB advances was 3.70 percent.

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

NOTE 8 - SUBORDINATED DEBENTURES
--------------------------------

On March 17, 2004, Slade's Ferry Statutory Trust I (the "Trust") , a Connecticut Statutory trust formed by the Company, completed the sale of $10,000,000 of floating rate trust preferred securities (liquidation amount of $1,000 per security) in a private placement as part of a pooled trust preferred securities transaction. The Trust also issued common securities to the Company and used the net proceeds from the offering to purchase a like amount of floating rate junior subordinated deferrable interest debentures of the Company. The subordinated debentures are the sole assets of the Trust. The Company contributed $10,000,000 of the proceeds from the sale of the subordinated debentures to the Bank as Tier I Capital to support the Bank's growth. Total expenses associated with the offering approximating $150,000 are included in other assets and are being amortized on a straight-line basis over the life of the subordinated debentures.

The trust preferred securities accrue and pay distributions quarterly at a floating rate of 3-Month LIBOR plus 2.79% of the stated liquidation amount of $1,000 per trust preferred security. At December 31, 2004, this rate was 5.29%. The Company has fully and unconditionally guaranteed all of the obligations of the Trust, including the semi-annual distributions and payments on liquidation or redemption of the trust preferred securities.

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

NOTE 9 - INCOME TAXES
---------------------

The components of income tax expense are as follows for the years ended December 31:


                                          2004           2003           2002
                                       ----------     ----------     ----------

Current:
  Federal                              $  877,646     $  498,670     $  920,469
  State                                   323,027      1,195,622         97,047
                                       ----------     ----------     ----------
                                        1,200,673      1,694,292      1,017,516
                                       ----------     ----------     ----------

Deferred:
  Federal                                 558,636        309,650         79,782
  State                                   166,981         93,762         36,885
  Change in the valuation allowance       (14,782)       (87,988)
                                       ----------     ----------     ----------
                                          710,835        315,424        116,667
                                       ----------     ----------     ----------
      Total income tax expense         $1,911,508     $2,009,716     $1,134,183
                                       ==========     ==========     ==========

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows for the years ended December 31:


                                                     2004      2003      2002
                                                    ------    ------    ------
                                                     % of      % of      % of
                                                    Income    Income    Income
                                                    ------    ------    ------

Federal income tax at statutory rate                34.0%     34.0%     34.0%
Increase (decrease) in tax resulting from:
  Tax-exempt income                                 (5.1)     (7.4)     (8.5)
  Dividends received deduction                       (.4)      (.4)      (.6)
  Unallowable expenses                                .4        .4        .6
State tax, net of federal tax benefit                5.8       5.7       2.2
Additional state tax, net of federal tax benefit
 due to REIT dividend deduction settlement                    12.4
Change in valuation allowance                        (.3)     (1.9)
                                                    ----      ----      ----
    Effective tax rates                             34.4%     42.8%     27.7%
                                                    ====      ====      ====

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of December 31:


                                                                            2004           2003
                                                                         ----------     -----------

Deferred tax assets:
  Allowance for loan losses                                              $1,545,289     $1,567,133
  Deferred loan fees                                                        185,930        189,949
  Interest on non-performing loans                                           48,005         67,005
  Accrued employee benefits                                                 133,015        120,712
  Deferred compensation                                                     114,616         33,065
  Writedown of securities                                                    52,941         52,941
  Minimum pension liability adjustment                                                     412,891
  Net unrealized holding loss on available-for-sale equity securities        54,444         54,937
  Other adjustments                                                                            292
                                                                         ----------     ----------
    Gross deferred tax assets                                             2,134,240      2,498,925
    Valuation allowance                                                                    (69,719)
                                                                         ----------     ----------
                                                                          2,134,240      2,429,206
                                                                         ----------     ----------

Deferred tax liabilities:
  Accelerated depreciation                                                 (343,791)      (233,247)
  Prepaid pensions                                                         (757,967)       (94,574)
  Discount accretion                                                         (1,942)        (1,563)
  Deferred gain on stock conversion                                          (2,317)        (2,317)
  Net unrealized holding gain on available-for-sale debt securities        (148,758)      (101,292)
                                                                         ----------     ----------
    Gross deferred tax liabilities                                       (1,254,775)      (432,993)
                                                                         ----------     ----------
    Net deferred tax asset                                               $  879,465     $1,996,213
                                                                         ==========     ==========

Deferred tax assets as of December 31, 2004 have not been reduced by a valuation allowance because management believes that it is more likely than not that the full amount of deferred taxes will be realized.

As of December 31, 2004, the Company had no operating loss and tax credit carryovers for tax purposes.

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

NOTE 10 - EMPLOYEE BENEFITS
---------------------------

The Company has a defined benefit pension plan (plan) that up to January 1, 1998 covered substantially all of its full time employees who met certain eligibility requirements. On January 1, 1998 the Bank suspended the plan so that employees no longer earn additional defined benefits for future service. Employees were eligible under the plan upon attaining age 21 and completing one year of service. The benefits paid are based on 1.5% of total salary plus .5% of compensation in excess of the integration level per year of service. The integration level was the first $750 of monthly compensation. The accrued benefit is based on years of service.

The following tables set forth information about the plan as of December 31, the measurement date, and the years then ended:


                                                                             2004           2003            2002
                                                                          ----------     -----------     ----------

Change in projected benefit obligation:
  Benefit obligation at beginning of year                                 $1,756,398     $1,189,808      $1,125,986
  Interest cost                                                              112,200        107,472          70,896
  Service cost                                                                16,512         14,227
  Actuarial loss                                                              63,798        743,424         106,111
  Expected distributions                                                    (264,480)      (298,533)       (113,185)
                                                                          ----------     ----------      ----------
    Benefit obligation at end of year                                      1,684,428      1,756,398       1,189,808
                                                                          ----------     ----------      ----------

Change in plan assets:
  Plan assets at estimated fair value at beginning of year                   621,729        672,631         830,561
  Correction of prior period                                                                138,583
  Employer contribution                                                    1,710,300        150,000
  Actual return on plan assets                                                26,610        (40,952)        (44,745)
  Benefits paid                                                             (264,480)      (298,533)       (113,185)
                                                                          ----------     ----------      ----------
    Fair value of plan assets at end of year                               2,094,159        621,729         672,631
                                                                          ----------     ----------      ----------

Funded status at end of year                                                 409,731     (1,134,669)       (517,177)
Unrecognized net actuarial loss                                            1,327,750      1,321,204         680,356
Unrecognized prior service cost                                               44,029         47,541          34,365
Unamortized net obligation existing at date of adoption of SFAS No. 87        70,351         78,358          86,365
                                                                          ----------     ----------      ----------
    Net amount recognized                                                 $1,851,861     $  312,434      $  283,909
                                                                          ----------     ----------      ----------

Amounts recognized in the balance sheet consist of:
  Prepaid benefit cost                                                    $1,851,861     $  312,434      $  283,909
  Accrued benefit liability                                                              (1,134,669)       (517,177)
  Intangible asset                                                                          125,899         120,730
  Accumulated other comprehensive loss before income tax benefit                          1,008,770         396,447
                                                                          ----------     ----------      ----------
    Net amount recognized                                                 $1,851,861     $  312,434      $  283,909
                                                                          ==========     ==========      ==========

The accumulated benefit obligation for all defined benefit pension plans was $1,684,428 and $1,756,398 at December 31, 2004 and 2003, respectively.

The discount rate used in determining the actuarial present value of the projected benefit obligation was 6.25% for 2004 and 2003.

Components of net periodic benefit cost:


                                               2004         2003         2002
                                             --------     --------     -------

Interest cost on benefit obligation          $112,200     $107,472     $70,896
Expected return on assets                     (58,238)     (58,897)    (44,514)
Amortization of net transition obligation       8,007        8,007       8,007
Amortization of prior service cost              3,512      (13,176)    (13,176)
Recognized actuarial loss                     105,392       78,069      25,855
                                             --------     --------     -------
  Net periodic benefit cost                  $170,873     $121,475     $47,068
                                             ========     ========     =======

For the years ended December 31, 2004, 2003 and 2002, the assumptions used to determine the net periodic pension costs are as follows:


                                                    2004     2003    2002
                                                    ----     ----    ----

Discount Rate                                       6.25%    7.0%    7.0%
Expected long-term rate of return on plan assets    8.0      8.0     8.0

Plan Assets

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

The Company's pension plan asset allocations by asset category are as follows:


                                      Plan Assets at December 31,
                              --------------------------------------------
      Asset Category             2004       Percent      2003      Percent
--------------------------    ----------    -------    --------    -------

Money market funds            $1,661,778     79.35%    $
Equity securities                293,702     14.03      419,589     67.49%
Debt securities                  138,679      6.62      202,140     32.51
                              ----------    ------     --------    ------
      Total                   $2,094,159    100.00%    $621,729    100.00%
                              ==========    ======     ========    ======

The investment portfolio serves as the primary source of earnings for the defined benefit pension plan and provides the plan with a source of liquidity. As funds are available to invest, the Company obtains the recommendation from investment advisors regarding the best and most suitable type of security to purchase. Debt investment purchases will be undertaken with the ability and intent to hold the security to its stated maturity, or in the case of equity securities, viewed as a long-term hold. Securities may be sold from time to time prior to maturity should liquidity requirements necessitate the sale.

The plan assets are primarily debt and equity securities. The weighted-average target asset allocations of the plan are 66% in equity securities 33% in debt securities, and 1% in cash.

Securities of the Company included in plan assets as of December 31, 2004 and 2003 consist of 3,730 shares of Slade's Ferry Bancorp. common stock with a market value of $75,010 (3.58 percent of Plan assets) and $83,925 (13.50 percent of Plan assets), respectively.

The Company does not expect to make any contributions to the plan in 2005.

Based on current data and assumptions, the following benefit payments, which reflect expected future services, as appropriate, are expected to be paid over the next 10 fiscal years:


                   Year Ending
                   -----------

                   2005                 $   37,506
                   2006                    253,592
                   2007                     33,351
                   2008                     37,485
                   2009                     81,294
                   2010 - 2014             818,276
                                        ----------
                                        $1,261,504
                                        ==========

The Company has a 401(k) retirement plan. Employees who attain age 21 and complete three months of service are eligible for participation in the 401(k) portion of the plan. The Company contributes a discretionary amount to be allocated to eligible participants. Current contributions vest fully after six years of continuous service. The amount that may be deferred by the employees is limited by the amount that will not cause the plan to exceed IRS limitations. Contributions made by the Company charged to employee benefit expense amounted to $104,366, $20,000 and $20,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Employees who attain age 21 and complete one year of service (1,000 hours) are also eligible to receive profit sharing contributions under the 401(k) plan. The Company contributes amounts at the Company's discretion. Cost recognized by the Company for profit-sharing amounted to $100,826, $300,000 and $300,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

In May of 2004 the Company entered into an Employment Agreement (the "Agreement") with the President of the Company. In August of 2004, the Company entered into Employment Agreements (the "Contracts") with two additional executive officers of the Bank. Under the Agreement and Contracts, the President and Executive Officers are entitled to severance benefits upon a change-in-control or termination of employment without cause as defined in the Agreement and Contracts. The severance benefits include, among other things, the value of the cash compensation, value of employer contributions to employer provided benefit plans and continued fringe benefits that the President would have received had she worked an additional three years and that the Executive Officers would have received had they worked an additional two years. In addition, the President and Executive Officers would be entitled to accelerated vesting in other benefit plans upon a change of control or termination without cause. The President would also be indemnified for any impact from excise taxes due under Section 4999 of the Code while the Executive Officers would have any benefits limited to avoid excise taxes under Section 4999 of the Code.

NOTE 11 - COMMITMENTS AND CONTINGENT LIABILITIES
------------------------------------------------

The Company is obligated under certain agreements issued during the normal course of business which are not reflected in the accompanying consolidated financial statements.

The Company is obligated under various lease agreements covering branch offices and equipment. These agreements are considered to be operating leases. The total minimum rental due in future periods under these agreements is as follows as of December 31, 2004:


                   2005                              $ 60,445
                   2006                                31,695
                   2007                                30,131
                   2008                                17,514
                   2009                                 5,838
                                                     --------
                     Total minimum lease payments    $145,623
                                                     ========

Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes and percentage increases in the consumer price index. The total rental expense amounted to $84,729 for 2004, $123,717 for 2003 and $123,857 for 2002.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of December 31, 2004 and 2003, the maximum potential amount of the Company's obligation was $738,900 and $113,900, respectively, for financial and standby letters of credit. The Company's outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer's underlying line of credit. If the customer's line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit. Of the total standby letters of credit outstanding as of December 31, 2004, $86,900 are secured by deposits of the Bank.

The estimated fair values of the Company's financial instruments, all of which are held or issued for purposes other than trading, are as follows as of December 31:


                                                                 2004                            2003
                                                     ----------------------------    ----------------------------
                                                       Carrying          Fair          Carrying          Fair
                                                        Amount           Value          Amount           Value
                                                     ------------    ------------    ------------    ------------

Financial assets:
  Cash and cash equivalents                          $ 35,194,024    $ 35,194,024    $ 22,705,909    $ 22,705,909
  Interest bearing time deposits with other banks         100,000         100,000         200,000         200,000
  Available-for-sale securities                        83,882,432      83,882,432      47,162,852      47,162,852
  Held-to-maturity securities                          37,773,227      38,112,316      11,300,402      11,851,713
  Federal Home Loan Bank stock                          4,649,700       4,649,700       3,023,800       3,023,800
  Loans, net                                          362,264,873     359,600,000     331,496,525     331,997,000
  Accrued interest receivable                           1,969,151       1,969,151       1,497,104       1,497,104

Financial liabilities:
  Deposits                                            399,904,731     400,095,000     333,144,817     333,634,000
  FHLB advances                                        90,286,416      91,656,000      60,474,864      63,347,750
  Subordinated debentures                              10,310,000      10,310,000

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions. Accounting policies related to financial instruments are described in Note 2.

The notional amounts of financial instrument liabilities with off-balance sheet credit risk are as follows as of December 31:


                                                                        2004           2003
                                                                    -----------    -----------

Commitments to originate loans                                      $10,798,463    $12,233,805
Standby letters of credit                                               738,900        113,900
Unadvanced portions of loans:
  Consumer loans (including credit card loans and student loans)        157,673         50,000
  Commercial real estate loans                                        2,172,295        200,279
  Home equity loans                                                  18,181,760     16,438,715
  Commercial loans                                                   13,464,225     11,233,045
  Construction loans                                                 11,411,656      6,015,585
                                                                    -----------    -----------
                                                                    $56,924,972    $46,285,329
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

Reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income are as follows:


                                                                 Income          Shares       Per-Share
                                                              (Numerator)    (Denominator)      Amount
                                                              -----------    -------------    ---------

Year ended December 31, 2004
  Basic EPS
    Net income and income available to common stockholders    $3,652,267       4,045,549         $.90
    Effect of dilutive securities, options                                        49,177
                                                              ----------       ---------
  Diluted EPS
    Income available to common stockholders and
     assumed conversions                                      $3,652,267       4,094,726         $.89
                                                              ==========       =========

Year ended December 31, 2003
  Basic EPS
    Net income and income available to common stockholders    $2,687,886       3,969,737         $.68
    Effect of dilutive securities, options                                        39,414
                                                              ----------       ---------
  Diluted EPS
    Income available to common stockholders and
     assumed conversions                                      $2,687,886       4,009,151         $.67
                                                              ==========       =========

Year ended December 31, 2002
  Basic EPS
    Net income and income available to common stockholders    $2,965,552       3,908,901         $.76
    Effect of dilutive securities, options                                        25,781
                                                              ----------       ---------
  Diluted EPS
    Income available to common stockholders and
     assumed conversions                                      $2,965,552       3,934,682         $.75
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

On January 22, 2004, the Bank received notification that the FDIC with concurrence from the Commissioner's Office that the aforementioned Memorandum of Understanding was terminated.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2004, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company's and the Bank's actual capital amounts and ratios are also presented in the table.


                                                                                                    To Be Well
                                                                                                 Capitalized Under
                                                                         For Capital             Prompt Corrective
                                                     Actual           Adequacy Purposes          Action Provisions
                                               -----------------    ---------------------     ----------------------
                                               Amount      Ratio    Amount        Ratio       Amount        Ratio
                                               ------      -----    ------      ---------     ------        -----
                                                                   (Dollar amounts in thousands)

As of December 31, 2004:
  Total Capital (to Risk Weighted Assets):
    Consolidated                               $59,072    15.92%    $29,682    > or = 8.0%        N/A        N/A
    Slade's Ferry Trust Company                 50,814    13.78      29,503    > or = 8.0     $36,878    > or = 10.0%

  Tier 1 Capital (to Risk Weighted Assets):
    Consolidated                                54,971    14.82      14,841    > or = 4.0         N/A        N/A
    Slade's Ferry Trust Company                 46,713    12.67      14,751    > or = 4.0      22,127    > or =  6.0

  Tier 1 Capital (to Average Assets):
    Consolidated                                54,971    10.29      21,361    > or = 4.0         N/A        N/A
    Slade's Ferry Trust Company                 46,713     8.75      21,361    > or = 4.0      26,701    > or =  5.0


                                                                                                    To Be Well
                                                                                                 Capitalized Under
                                                                         For Capital             Prompt Corrective
                                                     Actual           Adequacy Purposes          Action Provisions
                                               -----------------    ---------------------     ----------------------
                                               Amount      Ratio    Amount        Ratio       Amount        Ratio
                                               ------      -----    ------      ---------     ------        -----
                                                                   (Dollar amounts in thousands)

As of December 31, 2003:
  Total Capital (to Risk Weighted Assets):
    Consolidated                               $44,510    13.64%    $26,113    > or = 8.0%        N/A        N/A
    Slade's Ferry Trust Company                 37,384    11.48      26,057    > or = 8.0     $32,571    > or = 10.0%

  Tier 1 Capital (to Risk Weighted Assets):
    Consolidated                                40,429    12.39      13,056    > or = 4.0         N/A        N/A
    Slade's Ferry Trust Company                 33,312    10.23      13,028    > or = 4.0      19,542    > or =  6.0

  Tier 1 Capital (to Average Assets):
    Consolidated                                40,429     9.33      17,335    > or = 4.0         N/A        N/A
    Slade's Ferry Trust Company                 33,312     7.75      17,198    > or = 4.0      21,498    > or =  5.0

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

As of December 31, 2004 the Bank would be restricted from declaring dividends in an amount greater than approximately $21,311,000 as such declaration would decrease capital below the Bank's required minimum level of regulatory capital.

NOTE 16 - STOCK OPTION PLAN
---------------------------

As of December 31, 2004 the Company has two stock option plans. The Slade's Ferry Bancorp Stock Option Plan (Stock Option Plan) is divided into two separate equity incentive programs, a Discretionary Grant Program and an Automatic Grant Program. The maximum number of shares of common stock issuable over the term of the Stock Option Plan may not exceed 275,625 shares and the maximum aggregate number of shares issuable under both programs in any plan year may not exceed 55,125 shares. Unless sooner terminated by the Board, the Stock Option Plan will in all events terminate on March 11, 2006.

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

In 2004 the Company adopted the Slade's Ferry Bancorp 2004 Equity Incentive Plan (2004 Plan). The maximum number of shares of stock reserved and available for issuance under the 2004 Plan shall be 300,000 shares, subject to adjustment as provided in the Plan (through the application of certain anti-dilution provisions); provided that not more than 100,000 shares shall be issued in the form of Unrestricted Stock Awards, Restricted Stock Awards or Deferred Stock Awards.

Stock options granted under the 2004 Plan may be either Incentive Stock Options or Non-Qualified Stock Options. The exercise price for stock options granted to employees shall not be less than 100 percent of the fair market value at grant date. No stock option shall be exercisable more than 10 years after the date the stock option is granted.

Each non-employee director who is serving as director of the Company on the day after each annual meeting of shareholders or any special meeting in lieu thereof, beginning with the 2004 annual meeting, shall automatically be granted on such day a non-qualified stock option to acquire 2,000 shares of stock, exercise price to be fair market value on date of grant. No stock option shall be exercisable more than 10 years after the grant date.

Under the 2004 Plan, Restricted Stock Awards entitle the recipient to acquire, at such purchase price as determined by the Company, shares of stock subject to such restrictions and conditions as the Company may determine at time of grant.

Under the 2004 plan, a Deferred Stock Award is an award of restricted unit to a grantee, subject to restrictions and conditions as the Company may determine at time of grant.

Unrestricted Stock Awards may be granted in respect of past services or other valid consideration.

If any Restricted Stock Award or Deferred Stock Award granted is intended to qualify as "Performance-based Compensation", such Award shall comply with provisions as set forth in the 2004 Plan.

The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its plans except for $78,417 and $66,437 in stock appreciation paid in 2003 and 2002, respectively, to participants who surrendered their options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended December 31, 2004, 2003 and 2002: dividend yield of 1.85 percent in 2004, 2.3 percent in 2003 and 3.2 percent in 2002; expected volatility of 26.5 percent in 2004, 28 percent in 2003 and 30 percent in 2002; risk-free interest rate of 4.14 percent in 2004, 2.85 percent in 2003 and 5 percent in 2002; and expected lives of 8.5 years in 2004, 5 years in 2003, 5 years in 2002.

A summary of the status of the Company's stock option plans as of December 31 and changes during the years then ended are presented below:


                                           2004                             2003                             2002
                               ----------------------------     ----------------------------     ----------------------------
                                           Weighted-Average                 Weighted-Average                 Weighted-Average
         Options               Shares       Exercise Price      Shares       Exercise Price      Shares       Exercise Price
------------------------       ------      ----------------     ------      ----------------     ------      ----------------

Outstanding at beginning
 of year                       161,190          $12.90          164,588          $12.12          170,628          $11.41
Granted                         99,100           19.46           47,970           15.91           28,000           14.15
Exercised                      (42,390)          12.55           (8,355)          11.23           (9,712)           8.48
Forfeited                       (2,610)          18.55          (24,413)          16.19          (10,300)          13.01
Surrendered for stock
 appreciation value                                             (18,600)          10.11          (14,028)           9.50
                               -------                          -------                          -------
Outstanding at end of year     215,290           15.92          161,190           12.90          164,588           12.12
                               =======                          =======                          =======

Options exercisable at
 year-end                      173,290          $15.04          161,190          $12.90          164,588          $12.12
Weighted-average fair
 value of options granted
 during the year                 $6.08                            $3.56                            $3.59

The following table summarizes information about fixed stock options outstanding as of December 31, 2004:


                       Options Outstanding                            Options Exercisable
      -----------------------------------------------------     --------------------------------
                                           Weighted-Average
      Weighted-Average        Number           Remaining           Number       Weighted-Average
       Exercise Price      Outstanding     Contractual Life     Outstanding      Exercise Price
      ----------------     -----------     ----------------     -----------     ----------------

           $ 9.50             24,000          1.36 years           24,000            $ 9.50
            10.00             24,000           .36 years           24,000             10.00
            14.15             26,000          2.36 years           26,000             14.15
            14.59             30,000          3.36 years           30,000             14.59
            18.55             12,190          3.75 years           12,190             18.55
            19.25             30,000          4.36 years           30,000             19.25
            19.55             69,100          9.85 years           27,100             19.55
                             -------                              -------
            15.92            215,290          4.93 years          173,290             15.04
                             =======                              =======

NOTE 17 - MINORITY INTEREST IN SUBSIDIARY
-----------------------------------------

In 1999 the Bank formed a subsidiary, Slade's Ferry Preferred Capital Corporation (SFPCC) which issued to the Bank 1,000 shares of SFPCC common stock. No other shares of SFPCC common stock have been issued. SFPCC also issued to the Bank 1,000 shares of SFPCC 8% Cumulative Non-Convertible Preferred Stock (the "Preferred Stock"). No other shares of SFPCC preferred stock have been issued. Minority interest in subsidiary consisted of 108 shares, at a stated value of $500 per share, of the preferred stock owned by the Bank. These shares were issued in 1999 to directors and employees of the Bank. All voting rights of SFPCC vested exclusively with its common stockholder, the Bank. The preferred stock had a liquidation value of $500 per share. The holders of the preferred stock were entitled to receive dividends, when, as and if declared by the Board of Directors of the SFPCC.
 Such dividends declared accumulated and were paid on such date as determined by the Board of Directors of the Bank.

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

SLADE'S FERRY BANCORP.
----------------------

                            (Parent Company Only)

                       CONDENSED FINANCIAL STATEMENTS
                       ------------------------------


Balance sheets                                                   December 31,
                                                             2004            2003
                                                             ----            ----

ASSETS
------
Cash                                                      $ 1,671,345     $ 4,113,203
Investments in available-for-sale securities
 (at fair value)                                            6,456,509       3,279,977
Investment in subsidiary, Slade's Ferry Trust Company      49,085,762      35,636,224
Investment in subsidiary, Slade's Ferry
 Statutory Trust I                                            310,000
Premises and equipment                                         46,036
Accrued interest receivable                                    42,660          20,216
Other assets                                                  525,772         129,569
                                                          -----------     -----------
      Total assets                                        $58,138,084     $43,179,189
                                                          -----------     -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Subordinated debenture                                    $10,310,000     $
Due to subsidiary                                             369,798          66,191
Other liabilities                                             423,893         370,857
                                                          -----------     -----------
      Total liabilities                                    11,103,691         437,048
                                                          -----------     -----------
Stockholders' equity:
  Common stock, par value $.01 per share;
   authorized 10,000,000 shares; issued and
   outstanding 4,068,423.1 shares in 2004 and
   3,995,857.1 shares in 2003                                  40,684          39,959
  Paid-in capital                                          29,976,062      28,609,206
  Retained earnings                                        16,892,659      14,698,595
  Accumulated other comprehensive income (loss)               124,988        (605,619)
                                                          -----------     -----------
      Total stockholders' equity                           47,034,393      42,742,141
                                                          -----------     -----------
      Total liabilities and stockholders' equity          $58,138,084     $43,179,189
                                                          ===========     ===========

Statements of income


                                                               Years Ended December 31,
                                                          2004           2003           2002
                                                          ----           ----           ----

Dividends from subsidiary                              $1,440,000     $1,400,000     $1,400,000
Dividends from statutory trust                             10,202
Interest and dividends on securities:
  Taxable                                                 192,921        130,553        200,692
Other interest income                                         122            120            413
Gain on sale of available-for-sale securities, net          2,410                        89,861
Management fee income from subsidiary                     411,881        317,815        541,065
                                                       ----------     ----------     ----------
      Total income                                      2,057,536      1,848,488      2,232,031
                                                       ----------     ----------     ----------
Salaries and employee benefits                            376,604        245,000        576,782
Shareholder relations expense                             108,326         69,735         45,140
Interest expense                                          369,853
Other expense                                             288,053        131,303        258,145
                                                       ----------     ----------     ----------
      Total expense                                     1,142,836        446,038        880,067
                                                       ----------     ----------     ----------
Income before income tax (benefit) expense and
 equity in undistributed net income of subsidiary         914,700      1,402,450      1,351,964
Income tax (benefit) expense                             (174,968)         8,329        (17,769)
                                                       ----------     ----------     ----------
Income before equity in undistributed
 net income of subsidiary                               1,089,668      1,394,121      1,369,733
Equity in undistributed net income of subsidiary        2,562,599      1,293,765      1,595,819
                                                       ----------     ----------     ----------
Net income                                             $3,652,267     $2,687,886     $2,965,552
                                                       ==========     ==========     ==========

                           SLADE'S FERRY BANCORP.
                           ----------------------
                            (Parent Company Only)

                Years Ended December 31, 2004, 2003 and 2002
                --------------------------------------------


Statements of cash flows
                                                                   2004            2003            2002
                                                                -----------     -----------     -----------

  Net income                                                    $ 3,652,267     $ 2,687,886     $ 2,965,552
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Undistributed net income of subsidiary                       (2,562,599)     (1,293,765)     (1,595,819)
    (Accretion) amortization of securities, net                                      (3,202)          1,066
    Gain on sales of available-for-sale securities, net                                             (89,861)
    Depreciation and amortization                                     1,587           5,043           5,246
    (Increase) decrease in due from subsidiary                      (42,208)       (473,776)         10,380
    (Increase) decrease in interest receivable                      (22,444)         11,962          28,643
    (Increase) decrease in income taxes receivable                 (248,156)        433,866        (434,229)
    Decrease (increase) in prepaid expenses                           2,049           1,677            (874)
    Amortization of deferred costs related to debentures              4,169
    Deferred tax expense (benefit)                                    3,270          33,185         (36,354)
    Increase (decrease) in accrued expenses                           9,751        (124,353)         35,554
    Increase in interest payable                                     26,396
    Increase in due to subsidiary                                   345,815          86,553         379,224
    Increase (decrease) in other liabilities                         10,299         (10,700)         96,528
    Stock issued in exchange for stock appreciation                                                  12,711
                                                                -----------     -----------     -----------

  Net cash provided by operating activities                       1,180,196       1,354,376       1,377,767
                                                                -----------     -----------     -----------

Cash flows from investing activities:
  Purchases of available-for-sale securities                     (3,183,137)     (4,297,000)     (6,517,023)
  Proceeds from maturities of available-for-sale securities                       5,500,000       3,450,000
  Proceeds from sales of available-for-sale securities                                            3,421,905
  Investment in Slade's Ferry Statutory Trust I                    (310,000)
  Capital expenditures                                              (47,623)
  Additional investment in subsidiary                           (10,000,000)
                                                                -----------     -----------     -----------

  Net cash (used in) provided by investing activities           (13,540,760)      1,203,000         354,882
                                                                -----------     -----------     -----------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                        710,758         796,180         814,425
  Proceeds from exercise of stock options                           531,930          93,850          82,358
  Dividends paid                                                 (1,451,614)     (1,425,416)     (1,401,403)
  Retirement of shares of common stock                              (32,368)
  Proceeds from issuance of subordinated debentures              10,160,000
                                                                -----------     -----------     -----------

  Net cash provided by (used in) financing activities             9,918,706        (535,386)       (504,620)
                                                                -----------     -----------     -----------

Net (decrease) increase in cash and cash equivalents             (2,441,858)      2,021,990       1,228,029
Cash and cash equivalents at beginning of year                    4,113,203       2,091,213         863,184
                                                                -----------     -----------     -----------
Cash and cash equivalents at end of year                        $ 1,671,345     $ 4,113,203     $ 2,091,213
                                                                ===========     ===========     ===========

Supplemental disclosure:
  Income taxes paid (received)                                  $    69,918     $  (458,722)    $   452,814
  Interest paid                                                     343,457

The parent only statements of changes in stockholders' equity are identical to the consolidated statements of changes in stockholders' equity for the years ended December 31, 2004, 2003 and 2002, and therefore are not reprinted here.

NOTE 20 - Quarterly Results of Operations (UNAUDITED)
-----------------------------------------------------

Summarized quarterly financial data for 2004 and 2003 follows:


                                                         (In thousands, except earnings per share)
                                                                    2004 Quarters Ended
                                                       ---------------------------------------------
                                                       March 31     June 30     Sept. 30     Dec. 31
                                                       --------     -------     --------     -------

Interest and dividend income                            $5,480      $5,757       $6,250      $6,619
Interest expense                                         1,733       2,005        2,025       2,183
                                                        ------      ------       ------      ------
  Net interest and dividend income                       3,747       3,752        4,225       4,436
Provision for loan losses                                  246         130
Other income                                               563         600          813         529
Other expense                                            3,110       3,259        3,470       2,886
                                                        ------      ------       ------      ------
  Income before income taxes                               954         963        1,568       2,079
Income tax expense                                         308         361          497         746
                                                        ------      ------       ------      ------
  Net income                                            $  646      $  602       $1,071      $1,333
                                                        ======      ======       ======      ======

Basic earnings per common share                         $ 0.16      $ 0.15       $ 0.26      $  .33
                                                        ======      ======       ======      ======
Earnings per common share assuming dilution             $ 0.16      $ 0.15       $ 0.26      $  .32
                                                        ======      ======       ======      ======


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