Form 10-K/A
period 2004-12-31
SLADES FERRY BANCORP
filed 2005-05-12
CIK 857499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K/A

 X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
---   EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

Commission file number 000-23904
                       ---------

                           SLADE'S FERRY BANCORP.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

MASSACHUSETTS                                 04-3061936
-------------------------------               ----------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification Number)

100 Slade's Ferry Avenue
Somerset, Massachusetts                       02726
------------------------                      -----
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

                              Explanatory Note

      This Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 that was originally filed with the Securities and Exchange Commission on March 29, 2005 (the "10-K") is being filed solely to correct certain typographical errors in (i) the "Selected Consolidated Financial Data" table contained in Item 6 of the 10-K and (ii) footnote 2 to the "Net Interest Income - Changes Due to Volume and Rate" table contained in Item 7 of the 10-K.

                                   ITEM 6
                    SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected financial data for the last five years from the consolidated financial statements of Slade's Ferry Bancorp. The following information is only a summary and should be read in conjunction with our consolidated financial statements and notes.


                                                                   Year Ended December 31,
-------------------------------------------------------------------------------------------------------------
(Dollars in Thousands Except per Share Data)       2004         2003         2002         2001         2000
-------------------------------------------------------------------------------------------------------------
EARNINGS DATA
  Interest and Dividend Income                  $  24,106    $  20,617    $  22,037    $  27,324    $  28,186
  Interest Expense                                  7,946        6,073        7,928       12,327       12,699
  Net Interest Income                              16,160       14,544       14,109       14,997       15,487
  Provision (Benefit) for Loan Losses                 376         (602)        (310)         750        1,200
  Noninterest Income                                2,505        2,214        2,533        1,769        1,857
  Noninterest Expense                              12,725       12,662       12,852       11,408       10,206
  Income Before Income Taxes                        5,564        4,698        4,100        4,608        5,938
  Applicable Income Taxes                           1,912        2,010        1,134        1,398        1,864
  Net Income                                        3,652        2,688        2,966        3,210        4,074
PER SHARE DATA (1)
  Net Income-Basic                              $    0.90    $    0.68    $    0.76    $    0.84    $    1.09
  Net Income-Diluted                            $    0.89    $    0.67    $    0.75    $    0.84    $    1.09
  Cash Dividends                                $    0.36    $    0.36    $    0.36    $    0.44    $    0.40
  Book Value (at end of period)                 $   11.56    $   10.70    $   10.45    $    9.94    $    9.41

  Avg. Shs. Outstanding (Basic)                 4,045,549    3,969,737    3,908,901    3,830,575    3,743,138
  Shares Outstanding Year End                   4,068,423    3,995,857    3,937,763    3,869,924    3,789,503

BALANCE SHEET DATA
  Assets                                        $ 549,832    $ 439,449    $ 398,375    $ 394,761    $ 388,619
  Loans                                           366,805      336,094      265,012      253,884      256,153
  Unearned Income                                     439          443          342          382          519
  Allowance for Loan Losses                         4,101        4,154        4,854        5,484        4,776
  Loans, Net                                      362,265      331,497      259,816      248,018      250,849
  Goodwill                                          2,173        2,173        2,173        2,173        2,400
  Investments                                     126,305       61,487       80,618       96,401       88,109
  Deposits                                        399,905      333,145      335,633      337,043      337,001
  Shareholders' Equity                             47,034       42,742       41,167       38,466       35,674
FINANCIAL RATIOS
  Net Interest Margin(2)                             3.43%        3.90%        3.89%        4.18%        4.58%
  Net Interest Spread (2)                            3.07         3.47         3.31         3.34         3.75
  Net Income as a Percentage of
    Average Assets                                   0.70         0.64         0.74         0.81         1.09
    Average Equity                                   8.29         6.41         7.45         9.04        12.92
  Dividend Payout Ratio                             40.00%       53.22%       47.50%       52.63%       36.84%
  Average Equity to Average Assets                   8.55        10.05         9.93         9.00         8.45

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

                                   ITEM 7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

           NET INTEREST INCOME - CHANGES DUE TO VOLUME AND RATE(1)


                                       2004 vs. 2003                    2003 vs. 2002
                                          Increase                         Increase
                                         (Decrease)                       (Decrease)
----------------------------------------------------------------------------------------------
                                Total      Due to     Due to      Total      Due to    Due to
(Dollars in Thousands)        Change(2)    Volume      Rate     Change(2)    Volume     Rate
----------------------------------------------------------------------------------------------

Commercial loans               $   (22)    $  (28)   $     6    $  (598)     $ (453)   $  (145)

Commercial real estate           1,544      2,204       (660)         8         957       (949)

Residential real estate          1,263      1,530       (267)     1,158       2,357     (1,199)

Consumer loans                    (124)      (105)       (19)      (242)       (213)       (29)

Federal funds sold                 122        123         (1)      (200)        (99)      (101)

Taxable debt securities            738        729          9     (1,493)       (772)      (721)

Tax-exempt securities             (336)      (192)      (144)        96         (88)       184

Marketable equity
 securities                         16         19         (3)       (14)        (32)        18

FHLB stock                          53         56         (3)        16          15          1

Other Investments                   17         39        (22)        11           2          9
----------------------------------------------------------------------------------------------
    Total Interest Income        3,271      4,375     (1,104)    (1,258)      1,674     (2,932)
----------------------------------------------------------------------------------------------

Savings accounts                   533        156        377       (221)         39       (260)

NOW accounts                        92         (2)        94       (126)          4       (130)

Money market accounts              262        216         46        211          76        135

Time deposits                     (410)       238       (648)    (2,062)       (516)    (1,546)

FHLB advances                    1,026      1,647       (621)       343         618       (275)

Subordinated debt                  370        370          0          0           0          0
----------------------------------------------------------------------------------------------
    Total Interest Expense      (1,873)     2,625       (752)    (1,855)        221     (2,076)
----------------------------------------------------------------------------------------------
Net Interest Income            $ 1,398     $1,750    $  (352)   $   597      $1,453    $  (856)
==============================================================================================

--------------------
<F1>  Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated equally to changes due to volume and changes due to rate.
(2) The change in interest income on investments and net interest income includes interest on a fully taxable equivalent basis based on a tax rate of 34.40% for 2004, 42.80% for 2003 and 27.70% for 2002.

                                   ITEM 15

                   EXHIBITS, FINANCIAL STATEMENT SCHEDULES


(3)   Exhibits:

      31.1    Rule 13a-14(a)/15d-14(a) Certification of the CEO

      31.2    Rule 13a-14(a)/15d-14(a) Certification of the CFO

      32.1    Section 1350 Certification of the CEO

      32.2    Section 1350 Certification of the CFO

SIGNATURES
----------

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 11, 2005.

                                       Slade's Ferry Bancorp.

                                       By: /s/ Mary Lynn D. Lenz
                                           --------------------------------
                                       Mary Lynn D. Lenz, President/
                                       Chief Executive Officer and Director

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Anthony F. Cordeiro         05/11/05    /s/ Peter G. Collias    05/11/05
----------------------------------------
Anthony F. Cordeiro                    Peter G. Collias
Director                               Director

/s/ Paul C. Downey              05/11/05    /s/ Melvyn A. Holland     05/11/05
----------------------------------------
Paul C. Downey                         Melvyn A. Holland
Director                               Director

/s/ Mary Lynn D. Lenz           05/11/05    /s/ Francis A. Macomber    05/11/05
----------------------------------------    -----------------------------------
Mary Lynn D. Lenz                           Francis A. Macomber
President/CEO and Director                  Director

/s/ Majed Mouded, MD            05/11/05    /s/ Shaun O'Hearn Sr.      05/11/05
----------------------------------------    -----------------------------------
Majed Mouded, MD                            Shaun O'Hearn Sr.
Director                                    Director

/s/ Lawrence J. Oliveira, DDS   05/11/05    /s/ William J. Sullivan    05/11/05
----------------------------------------    -----------------------------------
Lawrence J. Oliveira, DDS                   William J. Sullivan
Director                                    Director

/s/ Kenneth R. Rezendes         05/11/05    /s/ David F. Westgate      05/11/05
----------------------------------------    -----------------------------------
Kenneth R. Rezendes                         David F. Westgate
Chairman of the Board and Director          Director

/s/ Deborah A. McLaughlin       05/11/05
----------------------------------------
Deborah A. McLaughlin
Chief Financial Officer/Chief Operations Officer