Form 10-Q
period 2005-03-31
SLADES FERRY BANCORP
filed 2005-05-12
CIK 857499

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISION
                           Washington, D.C. 20549

                                  FORM 10-Q

          X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period quarter ended  March 31, 2005
                                        --------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes    X                        No
      ------------                    -----------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

      Yes                             No    X
      ------------                    -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

     Common stock ($0.01 par value) 4,114,646 shares as of April 30, 2005.
     ---------------------------------------------------------------------

                              TABLE OF CONTENTS

                                   Part I

ITEM 1 - Consolidated Financial Statements of Slade's Ferry Bancorp.
          and Subsidiary                                                   2
         Consolidated Balance Sheets - March 31, 2005 and
          December 31, 2004 (Unaudited)
         Consolidated Statements of Income - Three Months Ended
          March 31, 2005 and 2004 (Unaudited)
         Consolidated Statement of Changes in Stockholder's Equity -
          Three Months Ended March 31, 2005 (Unaudited)
         Consolidated Statements of Cash Flows - Three Months Ended
          March 31, 2005 and 2004 (Unaudited)
         Notes to Consolidated Financial Statements (Unaudited)

ITEM 2 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations    9
ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk       23

ITEM 4 - Controls and Procedures                                          25

                                   Part II

ITEM 1 - Legal Proceedings                                                26

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds      26

ITEM 3 - Defaults upon Senior Securities                                  26

ITEM 4 - Submission of Matters to a Vote of Security Holders              26

ITEM 5 - Other Information                                                26

ITEM 6 - Exhibits                                                         27

                                   PART I

                                   ITEM 1

                            FINANCIAL STATEMENTS

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS


(Dollars in Thousands)                                          March 31, 2005    December 31, 2004
----------------------                                          -----------------------------------
                                                                            (Unaudited)

Assets
------
Cash and due from banks                                            $ 19,901            $ 15,984
Interest-bearing demand deposits with other banks                       550                 410
Federal Home Loan Bank overnight deposit                                  -               5,000
Federal funds sold                                                    7,100              13,800
                                                                   --------            --------
      Cash and cash equivalents                                      27,551              35,194
Interest-bearing time deposits with other bank                          100                 100
Investments in available-for-sale securities (at fair value)         80,896              83,882
Investments in held-to-maturity securities (fair values of
 $35,883 at March 31, 2005 and $38,112 at December 31, 2004)         35,964              37,773
Federal Home Loan Bank stock                                          5,905               4,650
Loans, net of allowance for loan losses of $4,176 at
 March 31, 2005 and $4,101 at December 31, 2004                     379,452             362,265
Premises and equipment                                                5,427               5,527
Goodwill                                                              2,173               2,173
Accrued interest receivable                                           2,055               1,969
Cash surrender value of life insurance                               11,563              11,548
Deferred taxes                                                        1,321                 880
Other assets                                                          3,428               3,871
                                                                   --------            --------

      Total assets                                                 $555,835            $549,832
                                                                   ========            ========

Liabilities and Stockholders' Equity
------------------------------------
Deposits:
  Noninterest-bearing                                              $ 76,602            $ 80,232
  Interest-bearing                                                  308,936             319,673
                                                                   --------            --------
      Total deposits                                                385,538             399,905
Federal Home Loan Bank advances                                     110,180              90,286
Subordinated debentures                                              10,310              10,310
Other liabilities                                                     2,211               2,296
                                                                   --------            --------
      Total liabilities                                             508,239             502,797
Stockholders' equity:
  Common stock, par value $0.01 per share; authorized
   10,000,000 shares; issued and outstanding 4,094,333
   shares on March 31, 2005 and 4,068,423 shares on
   December 31, 2004                                                     41                  41
  Paid-in capital                                                    30,381              29,976
  Retained earnings                                                  17,590              16,893
  Accumulated other comprehensive income (loss)                        (416)                125
                                                                   --------            --------
      Total stockholders' equity                                     47,596              47,035
                                                                   --------            --------

      Total liabilities and stockholders' equity                   $555,835            $549,832
                                                                   ========            ========

The accompanying notes are an integral part of these consolidated financial statements.

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)


                                                                   Three Months Ended March 31,
(Dollars in Thousands, except per share data)                         2005               2004
---------------------------------------------                      ---------          ---------

Interest and dividend income:
  Interest and fees on loans                                       $   5,266          $   4,892
  Interest and dividends on securities                                 1,322                529
  Interest on federal funds sold                                          65                 58
  Other interest                                                           4                  1
                                                                   ---------          ---------
      Total interest and dividend income                               6,657              5,480
                                                                   ---------          ---------
Interest expense:
  Interest on deposits                                                 1,159              1,122
  Interest on Federal Home Loan Bank advances                            911                595
  Interest on subordinated debentures                                    136                 16
                                                                   ---------          ---------
      Total interest expense                                           2,206              1,733
                                                                   ---------          ---------
      Net interest and dividend income                                 4,451              3,747
Provision for loan losses                                                 50                246
                                                                   ---------          ---------
      Net interest and dividend income after provision
       for loan losses                                                 4,401              3,501
                                                                   ---------          ---------
Noninterest income:
  Service charges on deposit accounts                                     98                145
  Overdraft service charges                                              110                123
  Gain on sale of property and equipment                                  40                  -
  Gain on sales and calls of available-for-sale securities, net            2                 35
  Increase in cash surrender value of life insurance policies            147                138
  Other income                                                           172                122
                                                                   ---------          ---------
      Total noninterest income                                           569                563
                                                                   ---------          ---------
Noninterest expense:
  Salaries and employee benefits                                       2,033              1,968
  Occupancy expense                                                      239                231
  Equipment expense                                                      170                147
  Professional fees                                                      307                227
  Marketing expense                                                       99                 57
  Other expense                                                          525                480
                                                                   ---------          ---------
      Total noninterest expense                                        3,373              3,110
                                                                   ---------          ---------
      Income before income taxes                                       1,597                954
Income taxes                                                             532                308
                                                                   ---------          ---------
      Net income                                                   $   1,065          $     646
                                                                   =========          =========
Earnings per common share - basic                                  $    0.26          $    0.16
                                                                   =========          =========
Earnings per common share - diluted                                $    0.26          $    0.16
                                                                   =========          =========
Weighted average common shares outstanding - basic                 4,076,707          4,012,654
                                                                   =========          =========
Weighted average common shares outstanding - diluted               4,113,256          4,069,855
                                                                   =========          =========
Dividends declared per share                                       $    0.09          $    0.09
                                                                   =========          =========

The accompanying notes are an integral part of these consolidated financial statements.

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           THREE MONTHS ENDED MARCH 31, 2005 AND DECEMBER 31, 2004
                                 (Unaudited)


                                                                                    Accumulated
                                                                                       Other
                                                  Common    Paid-in    Retained    Comprehensive
(Dollars in Thousands, except per share data)      Stock    Capital    Earnings    Income (Loss)     Total
-----------------------------------------------------------------------------------------------------------

Balance, December 31, 2004                          $41     $29,976    $16,893         $ 125        $47,035
Comprehensive income:
  Net income                                          -           -      1,065             -          1,065
  Net unrealized losses on securities
   available-for-sale, net of tax and
   reclassification adjustment                        -           -          -          (541)          (541)
                                                                                                    -------
    Comprehensive income                              -           -          -             -            524
                                                                                                    -------
Issuance of common stock from dividend
 reinvestment plan                                    -         142          -             -            142
Stock issuance relating to optional
 cash contribution plan                               -          12          -             -             12
Stock options exercised                               -         196          -             -            196
Tax benefit of stock options exercised                -          55          -             -             55
Dividends declared ($.09 per share)                   -           -       (368)            -           (368)
                                                    -------------------------------------------------------
Balance, March 31, 2005                             $41     $30,381    $17,590         $(416)       $47,596
                                                    =======================================================

The accompanying notes are an integral part of these consolidated financial statements.

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                                 Three Months Ended March 31,
(Dollars in Thousands)                                             2005                2004

Cash flows from operating activities:
Net income                                                       $  1,065            $    646
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Amortization, net of accretion of securities                         59                  44
  Gain on sales and calls of available-for-sale securities, net        (2)                (35)
  Change in unearned income                                            37                  83
  Provision for loan losses                                            50                 246
  Deferred tax (benefit) expense                                      244                 (21)
  Depreciation and amortization                                       184                 166
  Gain on sale of property and equipment                              (40)                  -
  Increase in cash surrender value of life insurance policies        (147)               (138)
  Increase in interest receivable                                     (86)                 (6)
  (Increase) decrease in other assets                                 443                (404)
  Decrease in other liabilities                                       (85)               (165)
                                                                 --------            --------
      Net cash provided by operating activities                     1,722                 416
                                                                 --------            --------

Cash flows from investing activities:
  Decrease in interest-bearing time deposits with other banks           -                 100
  Purchases of available-for-sale securities                         (767)               (852)
  Proceeds from sales of available-for-sale securities                892                   -
  Proceeds from maturities of available-for-sale securities         1,670               5,535
  Proceeds from maturities of held-to-maturity securities           1,772               1,367
  Purchases of Federal Home Loan Bank stock                        (1,255)                  -
  Loan originations and principal collections, net                (17,299)            (17,656)
  Recoveries of loans previously charged off                           25                  49
  Purchase of premises and equipment                                 (696)               (118)
  Proceeds from sale of banking premises                              652                   -
  Proceeds from sale of property and equipment                          -                 (25)
  Redemption of life insurance policy                                 132                   -
                                                                 --------            --------
      Net cash used in investing activities                       (14,874)            (11,600)
                                                                 --------            --------

The accompanying notes are an integral part of these consolidated financial statements.

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                 (Continued)


                                                                 Three Months Ended March 31,
(Dollars in Thousands)                                             2005                2004

Cash flows from financing activities:
  Net increase in demand deposits, NOW and savings accounts      $    807            $ 33,774
  Net increase (decrease) in time deposits                        (15,174)             33,357
  Short-term advances from Federal Home Loan Bank, net                  -              (4,300)
  Long-term advances from Federal Home Loan Bank                   20,000                   -
  Payments on Federal Home Loan Bank long-term advances              (106)                (85)
  Proceeds from issuance of common stock                              154                 201
  Stock options exercised                                             196                 327
  Retirement of shares of common stock                                  -                 (32)
  Dividends declared                                                 (368)               (360)
  Proceeds from issuance of subordinated debentures                     -              10,310
                                                                 --------            --------
  Net cash provided by financing activities                         5,509              73,192
                                                                 --------            --------

Net increase (decrease) in cash and cash equivalents               (7,643)             62,008
Cash and cash equivalents at beginning of period                   35,194              22,706
                                                                 --------            --------
Cash and cash equivalents at end of period                       $ 27,551            $ 84,714
                                                                 ========            ========

Supplemental disclosures:
  Interest paid                                                  $  2,132            $  1,683
  Income taxes paid                                              $    555            $    101

The accompanying notes are an integral part of these consolidated financial statements.

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                               March 31, 2005

Note A - Basis of Presentation
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the management of Slade's Ferry Bancorp. (the "Company"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The year-end consolidated financial data was derived from audited financial statements, but does not include all disclosures required by GAAP. This form 10-Q should be read in conjunction with the Company's Annual Report filed on Form 10-K for the year ended December 31, 2004.

Note B - Accounting Policies
----------------------------

The accounting principles followed by Slade's Ferry Bancorp. and subsidiary and the methods of applying these principles which materially affect the determination of financial position, results of operations, or changes in financial position are consistent with those used for the year ended December 31, 2004.

The consolidated financial statements of Slade's Ferry Bancorp. include its wholly-owned subsidiary, Slade's Ferry Trust Company, and its subsidiaries, Slade's Ferry Realty Trust, Slade's Ferry Securities Corporation, Slade's Ferry Securities Corporation II and Slade's Ferry Loan Company. Slade's Ferry Loan Company is currently in the process of dissolution. All significant intercompany balances have been eliminated.

Slade's Ferry Statutory Trust I, a subsidiary of the Company, was formed to sell capital securities to the public through a third party trust pool. In accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 46R, "Consolidation of Variable Interest Entities" ("FIN 46R"), the subsidiary has not been included in the consolidated financial statements.

Note C - Stock Based Compensation
---------------------------------

The Company has a stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of Accounting Principle Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income (except for appreciation from options surrendered), as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.


                                                     Three Months Ended March 31,
(Dollars in Thousands, except per share data)              2005         2004
---------------------------------------------             ------        ----

Net income, as reported                                   $1,065        $ 646
Deduct: Total stock-based employee compensation
 expense determined under fair value based method
 for all awards, net of related tax effects                    -            -
                                                          ------        -----
Pro forma net income                                      $1,065        $ 646
                                                          ======        =====
Earnings per share:
  Basic - as reported                                     $ 0.26        $0.16
  Basic - pro forma                                       $ 0.26        $0.16
  Diluted - as reported                                   $ 0.26        $0.16
  Diluted - pro forma                                     $ 0.26        $0.16

Note D - Pension Benefits
-------------------------

The following summarizes the net periodic benefit cost for the three months ended March 31:


(Dollars in Thousands)                   2005      2004
----------------------                   ----      ----

Service cost                             $  1      $  3
Interest cost                              26        25
Expected return on plan assets            (41)      (11)
Amortization of transition obligation       2         2
Prior service cost recognized               1         1
Recognized net actuarial (gain) loss       21       (56)
                                         ----      ----

Net periodic benefit cost (income)       $ 10      $(36)
                                         ====      ====

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2004 that it expects to make no contributions to the plan in 2005.

Note E - Impact of New Accounting Standards
-------------------------------------------

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). This Statement revises FASB Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. This Statement was originally to be effective for the Company as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission adopted a rule which allows companies to adopt SFAS 123R at the beginning of their next fiscal year. Accordingly, the Company will adopt SFAS 123R effective January 1, 2006. The Company does not believe the adoption of this Statement will have a material impact on the Company's financial position or results of operations.

                                   ITEM 2

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

Slade's Ferry Bancorp, a Massachusetts corporation, is a bank holding company headquartered in Somerset, Massachusetts with consolidated assets of $555.8 million, consolidated net loans and leases of $379.5 million, consolidated deposits of $385.5 million and consolidated shareholders' equity of $47.7 million as of March 31, 2005. We conduct our business principally through our wholly-owned subsidiary, Slade's Ferry Trust Company (referred to herein as the "Bank"), a Massachusetts-chartered trust company. Our common stock is quoted on the Nasdaq Small Cap Market under the symbol "SFBC."

Forward-looking Statements
--------------------------

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the strength of the company's capital and asset quality. Such statements may be identified by words such as "believes," "will," "expects," "project," "may," "could," "developments," "strategic," "launching," "opportunities," "anticipates," "estimates," "intends," "plans," "targets" and similar expressions. These statements are based upon the current beliefs and expectations of Slade's Ferry Bancorp's management and are subject to significant risks and uncertainties. Actual results may differ materially from those set forth in the forward-looking statements as a result of numerous factors.

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

Critical Accounting Policies
----------------------------

Our significant accounting policies are incorporated by reference from Note 2 to our Consolidated Financial Statements filed within Form 10-K for the year ended December 31, 2004. In preparing financial information, management is required to make significant judgements, estimates, and assumptions that impact the reported amounts of certain assets, liabilities, revenues and expenses. The accounting principles we follow and the methods of applying these principles conform to accounting principles generally accepted in the United States, and general banking practices. We consider the following to be our critical accounting policies: allowance for loan losses; goodwill and other intangible assets other than temporary impairment of investments; and deferred taxes.

Allowance for loan losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon our periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Other than temporary impairment. We record a writedown impairment charge when we believe an investment experiences a decrease in value that is other than temporary. In making a decision whether an investment is permanently impaired, we review current and forecasted information about the underlying investment that is available, applicable industry data, and analyst reports. When an investment is deemed to be permanently impaired, it is written down to current fair market value. Future adverse changes in economic and market conditions, deterioration in credit quality, and continued poor financial results of underlying investments or other factors could result in further losses that may not be reflected in an investment's current book value that could result in future writedown charges due to impairment.

Deferred tax estimates. We use the asset and liability method for accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. We also assess the probability that deferred tax assets will be recovered from future taxable income, and establish a valuation allowance for any assets determined not likely to be recovered. Our management exercises judgement in evaluating the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income. These judgements are estimates and assumptions and are reviewed on a continuing basis.


Comparison of Financial Condition at March 31, 2005 and December 31, 2004
-------------------------------------------------------------------------

General
-------

Total assets increased by $6.0 million, or 1.1%, from $549.8 million at December 31, 2004 to $555.8 million at March 31, 2005. The increase is the result of growth in the loan portfolio, which increased by $17.2 million or 4.7%, from $362.3 million (net of allowance for loan losses) to $379.5 million. The increase in loans was partially offset by decreases in cash equivalents totaling $7.6 million and decreases in securities portfolios totaling $3.8 million. During the first quarter of 2005, deposits decreased by $14.4 million, or 3.6%, from $399.9 million to $385.5 million. This decrease is predominantly the result of planned run-off of certificate of deposit "specials" which matured in January of 2005. The decrease in deposits was offset by an increase in Federal Home Loan Bank advances totaling $19.9 million.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents decreased by $7.6 million, from $35.2 million reported at year-end 2004 to $27.6 million at March 31, 2005. The decrease partially funded the run-off of special-rate certificates of deposit that matured in January 2005.

Investment Portfolio
--------------------

Total investments, excluding Federal Home Loan Bank stock, decreased by $4.8 million from $121.7 million reported at December 31, 2004 to $116.9 million at March 31, 2005. The decrease in investments, coupled with the decrease in federal funds sold, partially funded the planned run-off of premium-rate certificates of deposit that matured in January 2005. We chose not to offer a premium-rate certificate in January 2005. Contingent upon our funding needs, additional premium-rate certificates may be offered in the future. The main objective of the investment policy is to provide adequate liquidity to meet reasonable declines in deposits and any anticipated increases in the loan portfolio, to provide safety of principal and interest, to generate earnings adequate to provide a stable income, and to fit within our overall asset/liability management objectives. We do not purchase free standing derivative instruments, such as swaps, options or futures.

We utilize both a "held-to-maturity" portfolio and an "available-for-sale" portfolio, as defined in Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", to manage investments. Our investment policy requires Board approval before a trading account can be established. The held-to-maturity portfolio was originally established for holding high-yielding municipal securities. During 2004, certain mortgage-backed securities designated as collateral for FHLB advances were also designated as held-to-maturity. Management has the ability and intent to hold these securities to their contractual maturity. We primarily utilize U.S. Government agency securities and agency-insured mortgage-backed securities as investment vehicles. High-quality corporate bonds and municipal securities are purchased when an exceptional opportunity to enhance investment yields arises. Purchases of these investments are limited to securities that carry a rating of "Baa1" (Moody's) or "BBB+" (Standard and Poor's), in order to control credit risk within the investment portfolio. Among other investment criteria, it is management's goal to maintain a total portfolio duration of less than five years. At March 31, 2005, the portfolio duration was estimated at 2.65 years.

The following table presents the amortized cost, unrealized gains and losses, and fair value of our portfolio of Investment Securities Held-to-Maturity at March 31, 2005:


                                       Amortized     Gross Unrealized    Gross Unrealized
(Dollars in Thousands)                 Cost Basis          Gains              Losses         Fair Value
----------------------                 ----------    ----------------    ----------------    ----------

Debt securities issued by states of
 the United States and political
 subdivisions of the states              $ 8,251           $222                $  6            $ 8,467

Federal agency mortgage-backed
 securities                               27,713              -                 297             27,416
                                         -------           ----                ----            -------
Total                                    $35,964           $222                $303            $35,883
                                         =======           ====                ====            =======

Securities in the Available-for-Sale portfolio are securities that we intend to hold for an indefinite period of time, but not necessarily to maturity. These securities may be sold in response to interest rate changes, liquidity needs or other factors. Any unrealized gain or loss, net of taxes, for the Available-for-Sale securities is reflected in stockholders' equity.

The Available-for-Sale portfolio consists primarily of Federal agency obligations, agency-insured mortgage-backed securities, and high-quality corporate bonds. We also have a portfolio of common and preferred marketable equity securities. The equity securities carry a greater level of risk as they are subject to market fluctuations. These securities are constantly monitored and evaluated to determine their suitability for sale, retention in the portfolio, or possible write-downs due to impairment issues. We minimize risk by limiting the total amount invested in marketable equity securities. At March 31, 2005, the amount invested in marketable equity securities was 4.4% of the total market value of the investment portfolio distributed over various industry sectors.

The following table presents the amortized cost, unrealized gains and losses, and fair value of our portfolio of Investment Securities Available-for-Sale at March 31, 2005:


                                             Amortized    Gross Unrealized    Gross Unrealized
(Dollars in Thousands)                       Cost Basis         Gains              Losses         Fair Value
------------------------------------------------------------------------------------------------------------

Debt securities issued by the U.S.
 Treasury and other U.S. Government
 corporations and agencies                     $41,423          $  5               $  651           $40,777

Federal agency mortgage-backed securities       26,385           238                  153            26,470

Corporate debt securities                        9,089            29                  231             8,887
Mutual funds                                     1,215             1                    -             1,216

Marketable equity securities                     3,736           153                  343             3,546
                                               ------------------------------------------------------------
Total                                          $81,848          $426               $1,378           $80,896
                                               ============================================================

Loans
-----

The loan portfolio consists of loans originated primarily in our market area. There are no foreign loans outstanding. The interest rates we charge on loans are affected principally by the demand for such loans, the supply of money available for lending purposes and the rates offered by its competitors. Total net loans increased from 65.9% of total assets at December 31, 2004, to 68.3% of total assets at March 31, 2005.

The following table shows the amount of loans by category at March 31, 2005 and December 31, 2004.


                                                                                               Percentage
(Dollars In Thousands)                             March 31, 2005    December 31, 2004    Increase/(Decrease)
                                                   ----------------------------------------------------------

Commercial, financial and agricultural                $ 30,113            $ 26,606               13.18%
Real estate - construction and land development         22,535              24,240               (7.03)
Real estate - residential                              101,084              97,496                3.68
Real estate - commercial                               205,423             192,822                6.54
Home equity lines of credit                             22,556              23,131               (2.49)
Consumer                                                 2,393               2,510               (4.66)
                                                      ------------------------------------------------
      Total loans                                      384,104             366,805                4.72
Allowance for loan losses                               (4,176)             (4,101)               1.83
Unearned income                                           (476)               (439)               8.43
                                                      ------------------------------------------------
      Net loans, carrying amount                      $379,452            $362,265                4.74%
                                                      ================================================

The increases in the loan portfolio are the result of the normal origination process. We have been successful in both retention of existing loans and the origination of new loans, particularly commercial and commercial real estate loans.

The following table presents information with respect to nonaccrual and past due loans during the periods indicated.

          Information With Respect to Nonaccrual and Past Due Loans at March 31, 2005 and December 31, 2004


                                                                       At March 31,    At December 31,
(Dollars in Thousands)                                                     2005              2004
----------------------                                                 ------------    ---------------

Non-accrual loans                                                         $  484            $  506

Interest income that would have been recorded during the
period under original terms                                                    8                67

Interest income recorded during the period                                     8                44

Loans 90 days or more past due and still accruing real estate
 acquired by foreclosure or substantively repossessed                          -                 -

Percentage of nonaccrual loans to total gross loans                         0.13%             .013%

Percentage of nonaccrual loans, restructured loans, and real estate acquired by foreclosure or substantively repossessed to total
 assets                                                                     0.09%             0.13%

Percentage of allowance for loan losses to nonaccrual loans               862.81%           810.47%

The $484,000 in non-accrual loans as of March 31, 2005 consists mainly of $379,000 of real estate mortgages and $106,000 attributed to commercial loans. There were no restructured loans included in nonaccrual loans for the first three months of 2005.

We stop accruing interest on a loan once it becomes past due 90 days unless there is adequate collateral and the financial condition of the borrower is sufficient. When a loan is placed on nonaccrual status, all previously accrued but unpaid interest is reversed and charged against current income. Interest is thereafter recognized only when payments are received and the loan is no longer past due.

Loans in the nonaccrual category will remain in that category until the possibility of collection no longer exists, the loan is paid off, or the loan becomes current. When a loan is determined to be uncollectible, it is then charged off against the allowance for loan losses.

Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114") applies to all loans except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, loans measured at fair value or at the lower of cost or fair value. SFAS No. 114 requires that impaired loans be valued at the present value of expected future cash flows discounted at the loan's effective interest rate or as a practical expedient, at the market value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, we do not separately identify individual consumer and residential loans for impairment disclosures. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principle or interest when due according to the contractual terms of the loan agreement.

At March 31, 2005 there were $64,300 of loans which we have determined to be impaired, with a related allowance for credit losses of $3,200.

                    Analysis of Allowance for Loan Losses

The table below illustrates the changes in the Allowance for Loan Losses for the periods indicated.


                                               Three Months
                                             Ended March 31,
                                            -----------------
(Dollars in Thousands)                       2005       2004
                                            ------     ------

Balance at beginning of period              $4,101     $4,154

Charge-offs:
  Commercial                                     -          -
  Real estate - construction                     -          -
  Real estate - mortgage                         -          -
  Installment/Consumer                           -         (4)
                                            -----------------
Total charge-offs                                -         (4)
                                            -----------------

Recoveries:
  Commercial                                     8         21
  Real estate - construction                     -          -
  Real estate - mortgage                        16         24
  Installment/Consumer                           1          4
                                            -----------------
Total recoveries                                25         49
                                            -----------------
Net charge-offs                                 25         45
Provision charged to operations                 50        246
                                            -----------------
Balance at end of period                    $4,176     $4,445
                                            =================

Allowance for Loan Losses as a percent
 of loans                                     1.09%      1.26%
                                            =================

Ratio of net recoveries (charge-offs) to
 average loans outstanding                    0.12%      0.00%
                                            =================

We maintain an allowance for possible losses that are inherent in the loan portfolio. The allowance for loan losses is increased by provisions charged to operations based on the estimated loan loss exposure inherent in the portfolio. Management uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology includes three elements: an analysis of individual loans deemed to be impaired in accordance with the terms of Statement of Financial Accounting Standard No. 114, "Accounting by Creditors for Impairment of a Loan", general loss allocations for various loan types based on loss experience factors and other qualitative factors, and an unallocated allowance which is maintained based on management's assessment of many factors including the risk characteristics of the portfolio, concentrations of credit, economic conditions that may effect borrowers' ability to pay, and trends in loan delinquencies and charge-offs. Realized losses, net of recoveries, are charged directly to the allowance. While management uses the currently available information in establishing the allowance for loan losses, adjustments to the allowance may be necessary if future economic conditions differ from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses.

During 2004 and going forward, we have placed increased emphasis on the origination of residential real estate loans. Accordingly, as the composition of the loan portfolio gradually changes and diversifies from higher credit risk weighted loans, such as commercial real estate and commercial, financial and agricultural, to residential and home equity loans, a lower overall reserve allowance rate will be required. We also continued to take positive steps in reducing the overall level of risk in the loan portfolio by further enhancing and strengthening our underwriting guidelines, and by selling impaired real estate loans totaling $8.4 million in August 2004. We realized a gain of $198,000 on this sale. As a result, the allowance for loan losses remained relatively constant, increasing from $4,101,000, or 1.11% of total gross loans at December 31, 2004 to $4,176,000, or 1.09% of total gross loans at March 31, 2005. After thorough review and analysis of the adequacy of the loan loss allowance, we recorded a provision for loan losses of $50,000 for the three months ended March 31,2005, compared to a provision of $246,000 recorded for the three months ended March 31, 2004. The decreased provision is primarily the result of the enhanced credit quality achieved with the actions taken in 2004. Loans charged off were $0 in the three months ended March 31, 2005 compared with $4,000 for the three months ended March 31, 2004. We realized recoveries of previously charged-off loans totaling $25,000 for the three months ended March 31, 2005 compared with recoveries totaling $49,000 for the three months ended March 31, 2004. Management believes that the Allowance for Loan Losses of $4,176,000 at March 31, 2005 is adequate to cover potential losses in the loan portfolio, based on current information available to management.

This table shows an allocation of the allowance for loan losses as of the end of each of the periods indicated.


                                     March 31, 2005                 December 31, 2004
                             -----------------------------    -----------------------------
                                          Percent of Loans                 Percent of Loans
                                          in Each Category                 in Each Category
(Dollars in Thousands)       Amount        to Total Loans     Amount        to Total Loans
----------------------       ------       ----------------    ------       ----------------

Commercial (4)               $  491(1)           7.84%        $  743(1)           7.26%

Real estate Construction        211              5.87%           236              6.62%

Real estate - residential       430             32.19%           421             32.87%

Real estate - commercial      2,994             53.48%         2,568             52.57%

Consumer (2)                     50(3)           0.62%           133(3)           0.68%
                             ------            ------         ------            ------
                             $4,176            100.00%        $4,101            100.00%
                             ======            ======         ======            ======

--------------------
<F1>  Includes amounts specifically reserved for impaired loans of $0 at
      March 31, 2005, and $270,722 at December 31, 2004 as required by Financial Accounting Standard No. 114, "Accounting for Impairment of Loans."
<F2>  Includes consumer and other loans.
<F3>  Includes amounts specifically reserved for impaired loans of $0 at
      March 31, 2005 and $76,194 at December 31, 2004 as required by Financial Accounting Standard No. 114, "Accounting for Impairment of Loans."
<F4>  Includes commercial, financial, agricultural and nonprofit loans.

Commercial real estate loans represent 41.2% of gross loans. Residential real estate, including home equity loans, represents 45.7% of gross loans. We require a loan-to-value ratio of 80% in both commercial and residential mortgages. These mortgages are secured by real properties which have a readily ascertainable appraised value. Home equity loans are generally revolving lines of credit and are typically secured by second mortgages on one-to-four family owner-occupied properties.

Generally, commercial real estate loans have a higher degree of credit risk than residential real estate loans because they depend primarily on unit supply and demand and various conditions. When granting these loans, we evaluate the financial condition of the borrower(s), the location of the real estate, the quality of management, and general economic and competitive conditions. When granting a residential mortgage, we review the borrower's repayment history on past debts, and assess the borrower's ability to meet existing obligations and payments on the proposed loans. Real estate construction loans comprise both residential and commercial construction loans throughout our market area.

Commercial loans consist of loans predominantly collateralized by inventory, furniture and fixtures, and accounts receivable. In assessing the collateral for this type of loan, we apply a 50% liquidation value to inventories; 25% to furniture, fixtures and equipment; and 70% to accounts receivable less than 90 days of invoice date. Commercial loans represent 9.4% of the loan portfolio as of March 31, 2005.

Consumer loans are both secured and unsecured borrowings and, at March 31, 2005 and 2004, represents only 1.2% of our total loan portfolio. These loans have a higher degree of risk than residential mortgage loans. The underlying collateral of a secured consumer loan tends to depreciate in value. Consumer loans are typically made based on the borrower's ability to repay the loan through continued financial stability. We endeavor to minimize risk by reviewing the borrower's repayment history on past debts, and assessing the borrower's ability to meet existing obligations on the proposed loans.

Deposits
--------

Total deposits at March 31, 2005 were $385.5 million, a decrease of $14.4 million, or 3.6%, when compared to total deposits of $399.9 million at December 31, 2004. The following table presents deposits by category for various deposit types at March 31, 2005 and December 31, 2004.


                                                                      Percentage
(Dollars in Thousands)     March 31, 2005    December 31,2004    Increase/(Decrease)
                           ---------------------------------------------------------

Demand deposits               $ 76,602           $ 80,232               (4.52)%
NOW                             44,955             42,881                4.84%
Savings                         93,356             89,809                3.95%
Money market                    37,167             38,518               (3.51)%
Certificates of deposit        133,458            148,465              (10.11)%
                              --------           --------              ------

                              $385,538           $399,905               (3.59)%
                              ========           ========              ======

We had approximately $30 million in premium-rate certificates of deposit that matured in January 2005. We elected not to price the renewals at a premium; consequently, approximately $15 million of these certificates ran off. The increase in savings deposits is primarily the result of the increased promotion of the Coastal Savings account, which pays a market-based interest rate, designed to fill the needs of high-balance customers.

Federal Home Loan Bank Advances
-------------------------------

Advances from the Federal Home Loan Bank totaled $110.2 million at March 31, 2005, as compared to $90.3 million at December 31, 2004, an increase of $19.9 million or 22.0%. These incremental borrowings funded the growth in the loan portfolio as internal liquidity funded the certificate of deposit run-off. There was no change in the balance of our subordinated debentures or underlying trust preferred securities.

Comparison of Results of Operations at March 31, 2005 and 2004
--------------------------------------------------------------

General
-------

Net income increased from $646,000 or $0.16 per share, basic and diluted, for the three months ended March 31, 2004 to $1.1 million or $0.26 per share, basic and diluted, for the three months ended March 31, 2005, an increase in net income of 64.9%. Net interest income increased by $704,000 or 18.8%, from $3.7 million to $4.5 million when comparing the three months ended March 31, 2005 and 2004. This increase is primarily the result of our asset growth during 2004, and the deployment of deposit funds garnered in early 2004 into loans and investment securities. Over the same period, the provision for loan losses decreased from $246,000 to $50,000 primarily the result of enhanced loan quality. Non-interest income remained stable, increasing by $4,000 while non-interest expenses increased by $263,000 or 8.5%, from $3.1 million for the three months ended March 31, 2004 to $3.4 million for the three months ended March 31, 2005.

Interest Income
---------------

Our operating performance is dependent on net interest and dividend income, the difference between interest income earned on loans and investments and interest expense paid on deposits and borrowed funds. The level of net interest income is significantly impacted by several factors such as economic conditions, interest rates, asset/liability management, and strategic planning.

Total interest and dividend income increased by $1.2 million or 21.5%, from $5.5 million for the three months ended March 31, 2004 to $6.6 million for the three months ended March 31, 2005. This increase is the result of increases in the levels of both loans and investment securities. Interest on loans increased from $4.9 million for the three months ended March 31, 2004 to $5.3 million for the three months ended March 31, 2005, an increase of 7.6%. During the same time, interest and dividends on investment securities increased by $792,000, from $529,000 to $1.3 million. All other interest increased by $11,000. The yield on earning assets decreased from 5.78% for the three months ended March 31, 2004 to 5.71% for the three months ended March 31, 2005, due principally to commercial and commercial real estate loans that were originated in mid-2004 at low interest rates, in an effort to gain additional market share.

Interest Expense
----------------

Total interest expense increased by $473,000, from $1.7 million for the three months ended March 31, 2004 to $2.2 million for the three months ended March 31, 2005. This increase was due to additional interest on FHLB borrowings and interest expense associated with subordinated debentures entered into during March of 2004. The net interest margin increased by four basis points from 3.48% for the three months ended March 31, 2004 to 3.52% for the three months ended March 31, 2005.

The following table sets forth our average assets, liabilities, and stockholders' equity, interest income earned and interest paid, average rates earned and paid, net interest spread and the net interest margin for the three months ended March 31, 2005, and 2004. Average balances reported are daily averages.


                                                                    Three Months Ended March 31,
                                                            2005                                    2004
                                            ------------------------------------    ------------------------------------
                                            Average       Interest       Average    Average       Interest       Average
(Dollars in Thousands)                      Balance    Income/Expense     Rate      Balance    Income/Expense     Rate
------------------------------------------------------------------------------------------------------------------------

Assets:
Interest-earning assets
  Commercial loans                          $ 28,506       $  417         5.93%     $ 33,149       $  416         5.05%
  Commercial real estate                     214,475        3,138         5.93%      196,883        3,049         6.23%
  Residential real estate                    128,848        1,678         5.28%      109,317        1,372         5.05%
  Consumer loans                               2,397           33         5.58%        3,934           55         5.62%
                                            --------------------------------------------------------------------------
      Total loans                            374,226        5,266         5.71%      343,283        4,892         5.73%
Federal funds sold                            12,157           65         2.17%       30,985           58         0.74%
Taxable debt securities                      106,754        1,135         4.31%       41,923          382         3.67%
Tax-exempt debt securities                     8,472           91         4.36%       10,478          111         4.26%
Marketable equity securities                   4,949           46         3.77%        3,593           21         2.35%
FHLB stock                                     5,060           50         4.01%        3,024           15         2.00%
Other investments                                766            4         2.12%          195            1         2.06%
                                            --------------------------------------------------------------------------
      Total interest-earning assets          512,384        6,657         5.27%      433,481        5,480         5.08%
Allowance for loan losses                     (4,176)                                 (4,304)
Unearned income                                 (387)                                   (388)
Cash and due from banks                       16,537                                  19,632
Other assets                                  27,256                                  23,655
                                            --------                                --------
      Total assets                          $551,614                                $472,076
                                            ========                                ========

Liabilities & Stockholders' equity:
Savings accounts                            $ 89,722       $  205         0.93%     $ 77,282       $  147         0.77%
NOW accounts                                  47,316           81         0.69%       37,522           65         0.70%
Money market accounts                         41,187          119         1.17%       31,290          118         1.52%
Time deposits                                138,238          754         2.21%      146,634          792         2.17%
FHLB advances                                 98,738          911         3.74%       58,746          595         4.07%
Subordinated debt                             10,310          136         5.35%        1,586           16         4.06%
                                            --------------------------------------------------------------------------
      Total interest-bearing liabilities     425,511        2,206         2.10%      353,060        1,733         1.97%
Demand deposits                               77,285                                  73,525
Other liabilities                              2,376                                   1,679
                                            --------                                --------
      Total liabilities                      505,172                                 428,264
Stockholders' equity                          46,442                                  43,812
                                            --------                                --------
      Total liabilities &
       stockholders' equity                 $551,614                                $472,076
                                            ========                                ========

Net interest income                                        $4,451                                  $3,747
                                                           ======                                  ======
Net interest spread                                                       3.17%                                   3.11%
Net interest margin                                                       3.52%                                   3.48%

The following table presents the changes in components of net interest income for the three months ending March 31, 2005 and 2004, which are the result of changes in interest rates and the changes that are the result of changes in volume of the underlying asset or liability. Changes that are attributable to changes in both rate and volume have been allocated equally to rate and volume.

            Net Interest Income - Changes Due to Volume and Rate


                                Three Months ended March 31,
                                        2005 vs. 2004
                                    Increase / (Decrease)
                                 Total    Due to      Due to
(Dollars in Thousands)          Change    Volume       Rate
----------------------          ----------------------------

Commercial loans                $    1    $  (63)     $  64

Commercial real estate              89       265       (176)

Residential real estate            306       251         55

Consumer loans                     (22)      (21)        (1)

Federal funds sold                   8       (68)        76

Taxable debt securities            752       637        115

Tax-exempt securities              (20)      (22)         2

Marketable equity securities        25        10         15

FHLB stock                          35        15         20

Other investments                    3         3          -
                                ---------------------------

      Total Interest Income      1,177     1,007        170
                                ---------------------------

Savings accounts                    58        25         33

NOW accounts                        16        17         (1)

Money market accounts                1        32        (31)

Time deposits                      (38)      (49)        11

FHLB advances                      316       383        (67)

Subordinated debt                  120       101         19
                                ---------------------------

      Total Interest Expense       473       509        (36)
                                ---------------------------

Net Interest Income             $  704    $  499      $ 205
                                ===========================

Provision for Loan Losses
-------------------------

The provision for loan losses is a charge against earnings that increases the allowance for loan losses. The allowance for loan losses is maintained at a level that is deemed adequate to absorb losses inherent within the loan portfolio. In determining the appropriate level of the allowance for loan losses, management takes into consideration past and anticipated loss experience, prevailing economic conditions, evaluations of underlying collateral, and the volume of the loan portfolio and balance of nonperforming and classified loans. The allowance for loan losses is assessed on a monthly basis. A provision was made during the first quarter of 2005 and 2004 to adequately absorb any credit risk in the portfolio.

The provision during the three months ended March 31, 2005 was $50,000, compared to $246,000 for the three months ended March 31, 2004. We reduced the level of the provision because of a higher level of residential real estate loan originations, which require a lower overall provision level, and because of the overall enhancement in credit quality achieved through tighter underwriting standards, the previously-mentioned sales of loans and a 96% reduction in the level of impaired loans from $1.7 million at March 31, 2004 to $64,300 at March 31, 2005.

Non-Interest Income
-------------------

Total non-interest income remained relatively stable, increasing by $5,000 or 0.9% from $564,000 for the three months ended March 31, 2004 to $569,000 for the three months ending March 31, 2005. Service charges on deposit accounts decreased from $145,000 for the three months ended March 31, 2004 to $98,000 for the three months ended March 31, 2005. This decrease is the result of the proliferation of free checking accounts. In response to competitive pressure, we offered and promoted free checking accounts and realized a significant shift of accounts into this product, resulting in the decrease in fee income. We also realized a decrease in overdraft fees of $13,000 when comparing the two quarters. In March, we realized a $40,000 gain on the sale of a building that formerly housed a branch office. This gain was partially offset by a reduction in the levels of gains realized on sales of available-for-sale securities totaling $33,000. The gains realized during the three months ended March 31, 2005 and 2004 were the result of sales of marketable equity securities. Cash surrender values of bank-owned life insurance policies increased to $147,000 for the three months ended March 31, 2005, compared with $138,000 for the three months ended March 31, 2004.

Non-Interest Expense
--------------------

Other income increased from $122,000 for the three months ended March 31, 2004 to $172,000 for the three months ended March 31, 2005, an increase of 41.0%. This increase is the result of increased ATM and debit card use, and increases in commissions realized from the sales of non-deposit investment products.

Total non-interest expense increased from $3.1 million recorded for the three months ended March 31, 2004, to $3.4 million reported for the three months ended March 31, 2005, an increase of 8.5%. Salaries and employee benefits increased by $65,000, or 3.3%, from $1.9 million for the three months ended March 31, 2004, to $2.0 million for the three months ended March 31, 2005. The increase was attributable to general salary increases due to annual performance reviews, and annual bonuses.

Occupancy expense totaled $239,000 for the three months ended March 31, 2005, compared to $231,000 for the three months ended March 31, 2004. Cost savings realized from closing branches in 2004 have been offset by costs associated with opening the new Assonet Branch in March 2005. Equipment expenses increased over the same period from $147,000 to $170,000, or 15.6% because of management's initiative to modernize the teller and platform systems. We believe that the investment in equipment and software will ultimately result in more efficient customer service and savings in personnel costs. The expenses for stationary and supplies increased by $24,000, from $44,000 for the three months ended March 31, 2004 to $68,000 for the three months ended March 31, 2005. The increase was the result of purchases of supplies required for the teller and platform automation equipment.

Professional fees increased from $227,000 for the three months ended March 31, 2004 to $307,000 for the three months ended March 31, 2005, an increase of 35.2%. The increase is the result of increased accounting and consulting costs associated with complying with the provisions of section 404 of the Sarbanes-Oxley Act of 2002. We anticipate that professional fees will continue to increase throughout 2005, in order to bring the Company into compliance with The Sarbanes-Oxley Act. Additionally, legal collection costs increased by $17,000. Costs associated with marketing consultants have also increased.

Marketing expenses attributed to production and media costs, print advertising, and other direct marketing increased by $42,000, or 73.6%, to $99,000 for the three months ended March 31, 2005, from $57,000 for the same period in 2004. As we continue to launch new deposit products and services, such as the Coastal Savings account and bank at work program, we expect marketing costs to rise.

Other expenses increased by $45,000 from $480,000 for the three months ended March 31, 2004 to $525,000 for the three months ended March 31, 2005, an increase of 9.3%. This increase is primarily attributable to increased purchases of stationery and supplies related to the conversion of teller and platform computer systems throughout the Bank. The conversion required an initial purchase of supplies needed to support the hardware installed in the conversion. The new systems are designed to make both the account opening process and transaction processing more efficient. We believe that the efficiencies created by converting these systems will ultimately lead to improved customer service and lower operating costs.

Income before taxes increased from $954,000 for the three months ended March 31, 2004, to $1.6 million for the three months ended March 31, 2005, an increase of $643,000, or 67.4%. Applicable income taxes totaled $532,000 for the three months ended March 31, 2005, reflecting an effective tax rate of 33.3%, compared to income taxes of $308,000 for the three months ended March 31, 2004, reflecting an effective tax rate of 32.4%.

Liquidity
---------

Our principal sources of funds are customer deposits, amortization and payoff of existing loan principal, and sales or maturities of various investment securities. The Bank is a voluntary member of the Federal Home Loan Bank of Boston (the "FHLB") and as such, may take advantage of the FHLB's borrowing programs to enhance liquidity and leverage its favorable capital position. We may also draw on lines of credit at the FHLB or the Federal Reserve Board (the "FRB"), and enter into repurchase or reverse repurchase agreements with authorized brokers. These various sources of liquidity are used to fund withdrawals, new loans, and investments.

We seek to promote deposit growth while controlling cost of funds. Sales-oriented programs to attract new depositors and the cross-selling of various products to its existing customer base are currently in place. Management reviews, on an ongoing basis, possible new products, with particular attention to products and services, which will aid in retaining our base of lower-costing deposits.

Maturities and sales of investment securities provide us with significant liquidity. Our policy of purchasing shorter-term debt securities reduces market risk in the bond portfolio while providing significant cash flow. For the three months ended March 31, 2005, cash flow from maturities of securities was $3.4 million, proceeds from sales of securities totaled $0.9 million, compared to maturities of securities of $6.9 million, and proceeds from sales of securities of $0 for the three months ended March 31, 2004. Purchases of securities for the three months ended March 31, 2005 totaled $0.8 million as compared to $0.9 million at March 31, 2004.

Amortization and pay-offs of the loan portfolio also provide us with significant liquidity. Traditionally, amortization and pay-offs are reinvested into loans. Excess liquidity is invested in federal funds sold and overnight investments at the FHLB.

We have also used borrowed funds as a source of liquidity. At March 31, 2005, the Bank's outstanding borrowings from the FHLB were $110.2 million. We have the capacity to borrow in excess of $54 million additional at the FHLB.

Loan originations for the three months ended March 31, 2005 totaled $29.8 million. Commitments to originate loans at March 31, 2005 were $20.5 million, excluding unadvanced construction funds totaling $9.6 million, unadvanced commercial lines of credit totaling, $14.9 million and unadvanced home equity lines totaling $17.8 million. Management believes that adequate liquidity is available to fund loan commitments utilizing deposits, loan amortization, maturities of securities, or borrowings.

Capital
-------

At March 31, 2005, our total stockholders' equity was $47.5 million an increase of $561,000 from $47.0 million. The increase in capital was a combination of several factors. Additions consisted of 2005 net income of $1.1 million, transactions originating through the Dividend Reinvestment Program whereby 613 shares were issued for optional cash contributions of $12,000 and 7,297 shares were issued for $142,447 in lieu of cash dividend payments. There were also stock options exercised resulting in the issuance of common stock totaling $196,000, including a tax benefit. These additions were offset by dividends declared of $368,000 and comprehensive loss of $541,000.

Under the requirements for Risk Based and Leverage Capital of the federal banking agencies, a minimum level of capital will vary among banks based on safety and soundness of operations. Risk Based Capital ratios are calculated with reference to risk-weighted assets, which include both on and off balance sheet exposure.

In addition to meeting the required levels, Slade's Ferry Bancorp's and the Bank's capital ratios meet the criteria of the well-capitalized category established by the federal banking agencies as of March 31, 2005 and at December 31, 2004. The Tier I Capital leverage ratio and Tier I Capital to risk weighted assets ratio for Slade's Ferry Bancorp are 8.44% and 11.99%, respectively, for the three months ended March 31, 2005. Slade's Ferry Bancorp's Tier I Capital leverage ratio and Tier I Capital to risk weighted assets ratio for the year ended December 31, 2004 are 10.29% and 14.82%, respectively. The Tier I Capital leverage ratio and Tier I Capital to risk weighted assets ratio for Slade's Ferry Trust Company are 8.74% and 12.49%, respectively, for the three months ended March 31, 2005. Slade's Ferry Trust Company's Tier I Capital leverage ratio and Tier I Capital to risk weighted assets ratio for the year ended December 31, 2004 are 8.75% and 12.67%, respectively.

Off-Balance Sheet Arrangements
------------------------------

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

                                   ITEM 3

          QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The potentially volatile nature of market interest rates requires us to manage interest rate risk on an active and dynamic basis. Our objective is to reduce and control the volatility of its net interest income to within tolerance levels established by the Board of Directors, by managing the relationship of interest-earning assets and interest-bearing liabilities. In order to manage this relationship, the Asset/Liability Committee utilizes an income simulation model to measure the net interest income at risk under differing interest rate scenarios. Additionally, the Committee uses Economic Value of Equity ("EVE") analysis to measure the effects of changing interest rates on the market values of rate-sensitive assets and liabilities, taken as a whole. The Board of Directors and management believe that static measures of timing differences, such as "gap analysis", do not accurately assess the levels of interest rate risk inherent in our balance sheet. Gap analysis does not reflect the effects of overt and embedded options on net interest income, given a shift in interest rates, nor does it take into account basis risk, the risk arising from using various different indices on which to base pricing decisions.

The income simulation model currently utilizes a 300 basis point increase in interest rates and a 150 basis point decrease in rates. Due to the existing low interest rate environment in effect with the average Federal Funds overnight trading at approximately 2.75% at March 31, 2005, the simulation model only reduces rates downward by 150 basis points. The interest rate movements used assume an instant and parallel change in interest rates and no implementation of any strategic plans are made in response to the change in rates. Prepayment speeds for loans are based on median dealer forecasts for each interest rate scenario.

Our Board of Directors has established a risk limit of a 5.00% change in net interest income for each 100 number basis point shift in market interest rates. The limit established by the Board provides an internal tolerance level to control interest rate risk. We are within our policy-mandated risk limit for net interest income at risk.

The following table reflects our estimated exposure as a percentage of net interest income and the dollar impact for the next twelve months, assuming an immediate change in interest rates set forth below:


                          Estimated Exposure as a Percentage
        Rate Change             of Net Interest Income
      (Basis Points)                March 31, 2005
      ------------------------------------------------------

           +300                         (6.04%)
           -150                          0.26%

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


        Rate Change       Estimated Exposure as a Percentage of    Change from
      (Basis Points)               Net Interest Income             Flat Rates
      ------------------------------------------------------------------------

           FLAT                           14.00%                       N/A

           +300                           12.30%                     (1.70%)

           -150                           13.28%                     (0.72%)

                                   ITEM 4

                           CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's management conducted an evaluation with the participation of the Company's Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the Company's disclosure controls and procedures, as of the end of the last fiscal quarter. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2005 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.

There has been no change in the Company's internal control over financial reporting identified in connection with the evaluation that occurred during the Company's last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                   PART II

                              OTHER INFORMATION

                                   ITEM 1

                              LEGAL PROCEEDINGS

                                    None.

                                   ITEM 2

         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2005, the Company did not repurchase any of its common stock. The Company currently does not have a stock repurchase program in place.

                                   ITEM 3

                       DEFAULTS UPON SENIOR SECURITIES

                                    None.

                                   ITEM 4

             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                    None.

                                   ITEM 5

                              OTHER INFORMATION

Amendment to Bylaws

On May 11, 2005, our Board of Directors voted to amend Section 8 of Article III of our Bylaws to provide that honorary directors are appointed for one-year terms with review and consideration of one-year renewals. Previously, the Bylaws provided that honorary directors were appointed for life subject to removal by the Board.

Change of Control Agreements

Effective May 11, 2005, Slade's Ferry Bancorp and Slade's Ferry Trust Company jointly entered into Change of Control Agreements with employees Anthony L. Weatherford and Anna Demetrius Iatridis.

Generally, the agreements provides that the Bank may terminate the employment of any employee covered by the agreement, with or without cause, at any time prior to a "change of control" or "pending change of control" (as each such term is defined in the agreement) without obligation for severance benefits. However, upon the occurrence of a "change of control" or "pending change of control", the employee will receive severance benefits if his or her employment is terminated without cause or the employee resigns with good reason. The severance benefits would generally be equal to the value of the cash compensation and fringe benefits that the employee would have received if he or she had continued working for one additional year. The term of the agreement is perpetual until one year after the date on which the Bank notifies the employee of its intention to terminate the agreement (the "Initial Expiration Date") or, if later, the first anniversary of the latest "change of control" or "pending change of control" that occurs before the Initial Expiration Date.

                                   ITEM 6

                                  EXHIBITS

                        Exhibits: See exhibit index.

SIGNATURES
----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SLADE'S FERRY BANCORP.
                                       ----------------------------------------
                                       (Registrant)


May 12, 2005                           /s/ Mary Lynn D. Lenz
--------------                         ----------------------------------------
(Date)                                 (Signature)            Mary Lynn D. Lenz
                                              President/Chief Executive Officer


May 12, 2005                           /s/ Deborah A. McLaughlin
--------------                         ----------------------------------------
(Date)                                 (Signature)        Deborah A. McLaughlin
                                                       Chief Operating Officer/
                                                        Chief Financial Officer

                                EXHIBIT INDEX

Exhibit No.    Description                                                 Item
-----------    -----------                                                 ----

3.1            Amended and Restated Articles of Incorporation of
               Slade's Ferry Bancorp.                                       (1)

3.2            Amended and Restated Bylaws of Slade's Ferry Bancorp.

3.3            Articles of Amendment to the Amended and Restated            (2)
               Articles of Incorporation of Slade's Ferry Bank


10.1           Slade's Ferry Bancorp. 1996 Stock Option Plan, as amended    (3)

10.2           Supplemental Executive Retirement Agreement between          (4)
               Slade's Ferry Bancorp. and Manuel J. Tavares


10.3           Form of Director Supplemental Retirement Program Director    (5)
               Agreement, Exhibit 1 thereto (Slade's Ferry Trust Company Director Supplemental Retirement Program Plan) and
               Endorsement Method Split Dollar Plan Agreement thereunder.

10.4           Form of Directors' Paid-up Insurance Policy (part of the     (6)
               Director Supplemental Retirement Program).

10.5           Supplemental Executive Retirement Agreement between          (7)
               Slade's Ferry Bancorp. and Mary Lynn D. Lenz

10.6           Employment Agreement between Slade's Ferry Bancorp.          (8)
               and Mary Lynn D. Lenz

10.7           Employment Agreement between Slade's Ferry Bancorp. and      (9)
               Deborah A. McLaughlin

10.8           Employment Agreement between Slade's Ferry Bancorp. and     (10)
               Manuel J. Tavares

10.9           Form Change of Control Agreement                            (11)

10.10          Severance Pay Plan                                          (12)

10.11          Slade's Ferry Bancorp 2004 Equity Incentive Plan            (13)

11.1           Statement Regarding Computation of Per Share Earnings

14.1           Code of Ethics                                              (14)

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

<F8>  Incorporated by reference to Exhibit 10.11 to the Registrant's Form
      10-Q for the quarter ended June 30, 2004.
<F9>  Incorporated by reference to Exhibit 10.7 to the Registrant's Form
      10-Q for the quarter ended September 30, 2004.
<F10> Incorporated by reference to Exhibit 10.8 to the Registrant's Form
      10-Q for the quarter ended September 30, 2004.
<F11> Incorporated by reference to the Registrant's Form 8-K filed with the
      Commission on January 13, 2005.
<F12> Incorporated by reference to the Registrant's Form 8-K filed with the
      Commission on January 14, 2005.
<F13> Incorporated by reference to Appendix C to the Registrant's Proxy
      Statement filed on April 9, 2004
<F14> Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2004.