Form 10-Q/A
period 2004-09-30
SLADES FERRY BANCORP
filed 2005-08-15
CIK 857499

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISION
                           Washington, D.C. 20549

                                 FORM 10-Q/A

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

      Yes    X                        No
      ------------                    ------------


Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

      Yes                             No    X
      ------------                    ------------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:


   Common stock ($0.01 par value) 4,067,848 shares as of October 31, 2004.
   -----------------------------------------------------------------------

                              TABLE OF CONTENTS

                                   Part I

EXPLANATORY NOTE                                                           2

ITEM 1 - Financial Statements of Slade's Ferry Bancorp. and Subsidiary     3

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
          Nine Months Ended September 30, 2004 and 2003
         Notes to Condensed Consolidated Financial Statements (Unaudited)

ITEM 2 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       13

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk       29

ITEM 4 - Controls and Procedures                                          30

                                   Part II


ITEM 1 - Legal Proceedings                                                31

ITEM 2 - Changes in Securities, Use of Proceeds and Issuer Purchases
          of Equity Securities                                            31

ITEM 3 - Defaults upon Senior Securities                                  31

ITEM 4 - Submission of Matters to a Vote of Security Holders              31

ITEM 5 - Other Information                                                31

ITEM 6 - Exhibits                                                         32

                              EXPLANATORY NOTE

We announced in a Form 8-K filed on July 19, 2005, that in May 2005, a financial reporting error relating to our pension plan that affects our previously filed financial statements was discovered. The pension plan commenced on January 1, 1969 and was frozen on December 31, 1997. In May of 2005, we began exploring alternatives with respect to possibly liquidating the pension plan.

At that time, we discovered that the amount of our prepaid benefit cost had been overstated (and our pension expense had been cumulatively understated) since fiscal year 1996. Such misstatements related to (1) the failure to use settlement accounting for significant lump sum distributions, as required by FASB Statement No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefit, and (2) the understatement of the projected benefit obligation prior to 2003.

This Form 10-Q/A is being filed to amend and restate the financial statements and related information contained in our Form 10-Q for the period ended September 30, 2004.

The table below shows the cumulative effect of the defined benefit pension plan adjustment to retained earnings and accumulated other comprehensive income (loss) as of December 31, 2003 and 2002, and the impact on net income and earnings per share for the three and nine months ended September 30, 2004 and 2003.


                                                             At December 31,
                                                       ---------------------------
                                                           2003            2002
                                                       -----------     -----------

Retained earnings, as previously reported              $14,698,595     $13,445,335
Cumulative decrease to retained earnings                  (398,337)       (394,095)
                                                       -----------     -----------
Retained earnings, as restated                         $14,300,258     $13,051,240
                                                       ===========     ===========
Accumulated other comprehensive loss
 as previously reported                                $  (605,619)    $   (10,908)
Cumulative increase (decrease) in accumulated other
 comprehensive loss                                        193,223        (149,918)
                                                       -----------     -----------

Accumulated other comprehensive loss, as restated      $  (412,396)    $  (160,826)
                                                       ===========     ===========


                                                  Three Months Ended           Nine Months Ended
                                                    September 30,                September 30,
                                               -----------------------     -------------------------
                                                  2004          2003          2004           2003
                                               ----------     --------     ----------     ----------

Net income, as previously reported             $1,071,213     $699,345     $2,318,930     $1,616,861
Increase (decrease) to pension expense             (8,877)     (85,743)        54,386        (14,932)
Net deferred tax effect                             3,633       35,095        (22,260)         6,112
                                               ----------     --------     ----------     ----------

(Decrease) increase to net income                   5,244       50,648        (32,126)         8,820
                                               ----------     --------     ----------     ----------

Net income, as restated                        $1,076,457     $749,993     $2,286,804     $1,625,681
                                               ==========     ========     ==========     ==========

Earnings per share, as previously reported:
  Basic                                        $     0.26     $   0.18     $     0.57     $     0.40
  Diluted                                      $     0.26     $   0.17     $     0.57     $     0.41
Earnings per share, as restated:
  Basic                                        $     0.27     $   0.19     $     0.57     $     0.41
  Diluted                                      $     0.26     $   0.19     $     0.56     $     0.41

                                   PART I

ITEM 1

Financial Statements
--------------------

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                            (Unaudited)
                                                                September 2004    December 31, 2003
                                                                --------------    -----------------

Assets
------
Cash and due from banks                                          $ 20,507,497        $ 18,428,932
Interest bearing demand deposits with other banks                           -             213,438
Money market mutual funds                                                   -              63,539
Federal Home Loan Bank overnight deposit                            1,000,000                   -
Federal funds sold                                                  5,000,000           4,000,000
                                                                 ------------        ------------
      Cash and cash equivalents                                    26,507,497          22,705,909
Interest bearing time deposits with other bank                        100,000             200,000
Investments in available-for-sale securities (at fair value)       84,329,600          47,162,852
Investments in held-to-maturity securities (fair values
 of $41,140,312 as of September 31, 2004 and $11,851,713
 as of December 31, 2003)                                          40,631,411          11,300,402
Federal Home Loan Bank stock                                        4,204,300           3,023,800
Loans, net of allowance for loan losses $4,102,567 at
 September 30, 2004 and $4,154,394 at December 31, 2003           362,389,567         331,496,525
Premises and equipment                                              5,844,940           5,894,736
Goodwill                                                            2,173,368           2,173,368
Accrued interest receivable                                         2,037,264           1,497,104
Cash surrender value of life insurance                             11,473,825          10,980,879
Deferred taxes                                                      2,097,060           2,138,336
Other assets                                                        1,205,078             659,791
                                                                 ------------        ------------
      Total assets                                               $542,993,910        $439,233,702
                                                                 ============        ============

Liabilities and Stockholders' Equity
------------------------------------
Deposits:                                                        $403,454,662        $333,144,817
Federal Home Loan Bank advances                                    80,388,352          60,474,864
Subordinated debentures                                            10,310,000                   -
Other liabilities                                                   3,665,999           3,076,994
                                                                 ------------        ------------
      Total liabilities                                           497,819,013         396,696,675
Stockholders' equity:
  Common stock, par value $.01 per share; authorized
   10,000,000 shares; issued and outstanding 4,060,049
   shares on September 30, 2004 and 3,995,857 shares
   at December 31, 2003                                                40,601              39,959
  Paid-in capital                                                  29,816,333          28,609,206
  Retained earnings                                                15,495,017          14,300,258
  Accumulated other comprehensive income (loss)                      (177,054)           (412,396)
                                                                 ------------        ------------
      Total stockholders' equity                                   45,174,897          42,537,027
                                                                 ------------        ------------
      Total liabilities and stockholders' equity                 $542,993,910        $439,233,702
                                                                 ============        ============

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

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND EXPENSE
                                 (Unaudited)
                       NINE MONTHS ENDED SEPTEMBER 30,


                                                                              2004            2003
                                                                          -----------     -----------

Interest and dividend income:
  Interest and fees on loans                                              $15,061,034     $12,928,787
  Interest and dividends on investments                                     2,206,021       2,258,138
  Other interest                                                              220,044         135,253
                                                                          -----------     -----------
      Total interest and dividend income                                   17,487,099      15,322,178
Interest expense:
  Interest on deposits                                                      3,726,333       3,538,854
  Interest on Federal Home Loan Bank advances                               1,800,220       1,059,978
  Interest on subordinated debentures                                         236,126               -
                                                                          -----------     -----------
      Total interest expense                                                5,762,679       4,598,832
                                                                          -----------     -----------
      Net interest and dividend income                                     11,724,420      10,723,346
Provision for loan losses                                                     376,215        (539,357)
                                                                          -----------     -----------
      Net interest and dividend income after
       provision for loan losses                                           11,348,205      11,262,703
Noninterest income:
  Service charges on deposit accounts                                         404,129         429,266
  Overdraft service charges                                                   403,602         410,788
  Gain (loss) on sales and calls of available-for-sale securities, net         46,298           1,944
  Gain (loss) on sale of loans                                                195,817        (115,792)
  Increase in cash surrender value of life insurance policies                 357,946         318,405
  Other income                                                                568,355         430,816
                                                                          -----------     -----------
      Total noninterest income                                              1,976,147       1,475,427
Noninterest expense:
  Salaries and employee benefits                                            6,027,104       5,728,779
  Occupancy expense                                                           599,518         710,580
  Equipment expense                                                           417,887         398,971
  Stationary and supplies                                                     176,783         164,337
  Professional fees                                                           779,085         780,640
  Marketing expense                                                           409,637         310,058
  Other expense                                                             1,484,305       1,391,228
                                                                          -----------     -----------
      Total noninterest expense                                             9,894,319       9,484,593
                                                                          -----------     -----------
      Income before income taxes                                            3,430,033       3,253,537
Income taxes                                                                1,143,229       1,627,856
                                                                          -----------     -----------
      Net income (1)                                                      $ 2,286,804     $ 1,625,681
                                                                          ===========     ===========
Earnings per common share - basic                                         $      0.57     $      0.41
                                                                          ===========     ===========
Earnings per common share - diluted                                       $      0.56     $      0.41
                                                                          ===========     ===========
Average common shares outstanding - basic                                   4,038,499       3,963,167
                                                                          ===========     ===========
Average common shares outstanding - diluted                                 4,086,415       3,994,511
                                                                          ===========     ===========
Dividend declared per share                                               $      0.27     $      0.27
                                                                          ===========     ===========
Comprehensive income (2)                                                  $ 2,522,147     $ 1,317,965
                                                                          ===========     ===========

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

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND EXPENSE
                                 (Unaudited)

                      THREE MONTHS ENDED SEPTEMBER 30,


                                                                              2004            2003
                                                                          -----------     -----------

Interest and dividend income:
  Interest and fees on loans                                              $ 5,194,000     $ 4,419,503
  Interest and dividends on investments                                       998,496         671,857
  Other interest                                                               57,509          26,873
                                                                          -----------     -----------
      Total interest and dividend income                                    6,250,005       5,118,233
Interest expense:
  Interest on deposits                                                      1,279,272       1,090,910
  Interest on Federal Home Loan Bank advances                                 627,084         408,772
  Interest on subordinated debentures                                         118,203               -
                                                                          -----------     -----------
      Total interest expense                                                2,024,559       1,499,682
                                                                          -----------     -----------
      Net interest and dividend income                                      4,225,446       3,618,551
Provision for loan losses                                                           -               -
                                                                          -----------     -----------
      Net interest and dividend income after
       provision for loan losses                                            4,225,446       3,618,551
Noninterest income:
  Service charges on deposit accounts                                         132,295         151,072
  Overdraft service charges                                                   148,815         147,662
  Gain (loss) on sales and calls of available-for-sale securities, net          6,994          42,862
  Gain (loss) on sale of loans                                                195,817         (12,258)
  Increase in cash surrender value of life insurance policies                 100,183         102,065
  Other income                                                                228,628         137,763
                                                                          -----------     -----------
      Total noninterest income                                                812,732         569,166
Noninterest expense:
  Salaries and employee benefits                                            1,944,972       1,919,939
  Occupancy expense                                                           179,326         225,567
  Stationary and supplies                                                     138,190         143,949
  Equipment expense                                                            66,975          50,055
  Professional fees                                                           302,470         238,964
  Marketing expense                                                           211,169          80,441
  Other expense                                                               618,461         424,376
                                                                          -----------     -----------
      Total noninterest expense                                             3,461,563       3,083,291
                                                                          -----------     -----------
      Income before income taxes                                            1,576,615       1,104,426
Income taxes                                                                  500,158         354,433
                                                                          -----------     -----------
      Net income                                                          $ 1,076,457     $   749,993
                                                                          ===========     ===========
Earnings per common share - basic                                         $      0.27     $      0.19
                                                                          ===========     ===========
Earnings per common share - diluted                                       $      0.26     $      0.19
                                                                          ===========     ===========
Average common shares outstanding - basic                                   4,058,086       3,976,557
                                                                          ===========     ===========
Average common shares outstanding - diluted                                 4,101,223       4,022,804
                                                                          ===========     ===========
Dividend declared per share                                               $      0.09     $      0.09
                                                                          ===========     ===========
Comprehensive income (1)                                                  $ 1,821,723     $   228,627
                                                                          ===========     ===========

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

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                 (Unaudited)


                                                                                    Accumulated
                                                                                       Other
                                       Common        Paid-in         Retained      Comprehensive
                                       Stock         Capital         Earnings      (Loss) Income       Total
                                       ------------------------------------------------------------------------

Balance, December 31, 2003,
 as previously reported                $39,959     $28,609,206     $14,698,595       $(605,619)     $42,742,141
Cumulative effect relating
 to pension plan adjustment                  -               -        (398,337)        193,223         (205,114)
                                       ------------------------------------------------------------------------
Balance, December 31, 2003,
 as restated                            39,959      28,609,206      14,300,258        (412,396)      42,537,027
Comprehensive income:
  Net income                                 -               -       2,286,804
  Other comprehensive income                                                           235,342
    Comprehensive income                                                                              2,522,146
Issuance of common stock from
 dividend reinvestment plan                210         461,770               -               -          461,980
Stock issuance relating to optional
 cash contribution plan                     44          88,920               -               -           88,964
Stock options exercised                    422         531,510               -               -          531,932
Tax benefit of stock options                 -         157,261               -               -          157,261
Retirement of 3,412 shares
 of common stock                           (34)        (32,334)              -               -          (32,368)
Dividends declared ($.09 per share)          -               -      (1,092,045)              -       (1,092,045)
                                       ------------------------------------------------------------------------
Balance, September 30, 2004            $40,601     $29,816,333     $15,495,017       $(177,054)     $45,174,897
                                       ========================================================================



                                                                                    Accumulated
                                                                                       Other
                                       Common        Paid-in         Retained      Comprehensive
                                       Stock         Capital         Earnings      (Loss) Income       Total
                                       ------------------------------------------------------------------------

Balance, December 31, 2002,
 as previously reported                $39,378     $27,693,199     $13,445,335       $ (10,908)     $41,167,004
Cumulative effect relating
 to pension plan adjustment                                           (394,095)       (149,918)        (544,013)
                                       ------------------------------------------------------------------------
Balance, December 31, 2002,
 as restated                            39,378      27,693,199      13,051,240        (160,826)      40,622,991
Comprehensive income:
  Net income                                                         1,625,681
  Other comprehensive income                                                          (307,716)
    Comprehensive income                                                                              1,317,965
Issuance of common stock from
 dividend reinvestment plan                338         509,423                                          509,761
Stock issuance relating to optional
 cash contribution plan                     70         104,444                                          104,514
Stock options exercised                     10           9,490                                            9,500
Dividends declared ($.09 per share)                                 (1,071,017)                      (1,071,017)
                                       ------------------------------------------------------------------------
Balance, September 30, 2003            $39,796     $28,316,556     $13,605,904       $(468,542)     $41,493,715
                                       ========================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       NINE MONTHS ENDED SEPTEMBER 30,
                                 (Unaudited)


                                                                             2004             2003
                                                                         -----------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $  2,286,804     $  1,625,681
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Amortization, net of accretion of securities                                122,013          156,662
  Gains on sales of available-for-sale securities, net                        (46,298)          (1,944)
  (Gains)losses on sale of loans                                             (195,817)         115,792
  Change in unearned income                                                   170,038           35,935
  Provision (benefit) for loan losses                                         376,215         (539,357)
  Depreciation and amortization                                               482,745          473,251
  Increase in cash surrender value of life insurance policies                (357,946)        (318,405)
  Decrease in taxes receivable                                                 57,986          215,024
  Deferred tax (benefit) expense                                              (25,323)          59,053
  (Increase) decrease in other assets                                        (501,688)          47,739
  Increase in prepaid expenses                                                (20,214)         (39,605)
  Increase in interest receivable                                            (540,160)         (18,907)
  Increase (decrease) in other liabilities                                    363,928          (13,265)
  Increase in accrued expenses                                                 96,433          120,183
  Increase in interest payable                                                 41,439           11,111
  Increase in community investment fund                                       (10,069)               0
  Decrease in minority interest                                                     0           (3,500)
                                                                         -----------------------------
      Net cash provided by operating activities                             2,300,086        1,925,448
                                                                         -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of interest-bearing
   time deposits with other banks                                             100,000                0
  Purchases of available-for-sale securities                              (48,903,948)     (29,246,394)
  Proceeds from sales of available-for-sale securities                        624,977                0
  Proceeds from maturities and calls of available-for-sale securities      11,348,091       41,882,767
  Purchases of held-to-maturity securities                                (31,428,123)      (4,926,305)
  Proceeds from maturities of held-to-maturity securities                   2,097,540        6,463,543
  Purchase of Federal Home Loan Bank stock                                 (1,180,500)      (1,092,000)
  Loan originations and principal collections, net                        (39,533,350)     (53,473,842)
  Recoveries of loans previously charged off                                   91,609           90,927
  Proceeds from sales of loans                                              8,198,263        1,862,319
  Capital expenditures                                                       (432,949)        (396,642)
  Investment in life insurance policies                                      (135,000)        (950,500)
                                                                         -----------------------------
      Net cash used in investing activities                               (99,153,390)     (39,786,127)
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


                                                     3 Months Ended September 30,    9 Months Ended September 30,
                                                           2004         2003              2004          2003
                                                     ------------------------------------------------------------

Net income, as reported                                 $1,076,457    $749,993         $2,286,804   $1,625,681
Deduct: Total stock-based employee compensation
 expense determined under fair value based method
 for all awards, net of related tax effects                      0           0             87,438        55,967
                                                        -------------------------------------------------------
Pro forma net income                                    $1,076,457    $749,993         $2,199,366   $1,569,714
                                                        =======================================================
Earnings per share:
  Basic - as reported                                   $     0.27    $   0.19         $     0.57    $     0.41
  Basic - pro forma                                     $     0.27    $   0.19         $     0.54    $     0.40
  Diluted - as reported                                 $     0.26    $   0.19         $     0.56    $     0.41
  Diluted - pro forma                                   $     0.26    $   0.19         $     0.54    $     0.39

Note D - Pension Benefits
-------------------------

The net periodic benefit cost is summarized below:


                                        Nine months ended September 30,    Three months ended September 30,
                                               2004         2003                  2004         2003
                                        -------------------------------------------------------------------

Interest cost                                $ 79,158     $ 80,643              $ 26,386     $ 26,881
Expected return on plan assets                (80,724)     (35,901)              (26,908)     (11,967)
Settlement charge                              98,250      105,047                39,968            -
Recognized net actuarial (gain) loss           31,761       25,404                10,587        8,468

Net periodic benefit cost (income)           $128,445     $175,193              $ 50,033     $ 23,382
                                             ========================================================

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

ITEM 2

Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------
Results of Operations
---------------------

This Form 10-Q/A contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the strength of the company's capital and asset quality. Such statements may be identified by words such as "believes," "will," "expects," "project," "may," "developments," "strategic," "launching," "opportunities," "anticipates," "estimates," "intends," "plans," "targets" and similar expressions. These statements are based upon the current beliefs and expectations of Slade's Ferry Bancorp.'s management and are subject to significant risks and uncertainties. Actual results may differ materially from those set forth in the forward-looking statements as a result of numerous factors.

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

Comparison of Financial Condition at September 30, 2004 and December 31, 2003

Total Assets. Total assets increased by $103.8 million, or 23.6%, from $439.2 million at December 31, 2003 to $543.0 million at September 30, 2004. Net loans increased from $331.5 million at December 31, 2003 to $362.4 million at September 30, 2004, while investments increased from $57.7 million to $125.1 million during the same time period. Asset growth was funded predominantly by deposit growth of $70.3 million. In addition, the Bank participated in a trust preferred offering which raised gross proceeds in the amount of $10.3 million in March 2004, providing the Company with additional regulatory capital that will be used to fund continued growth of the institution. The remainder of the growth was funded by the net increase in advances from the Federal Home Loan Bank of Boston (the "FHLB"), totaling $19.9 million. These advances were made in accordance with the Bank's strategic initiatives.

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

Investment Securities Held-to-Maturity are carried at amortized cost on the balance sheet, and are summarized as follows as of September 30, 2004:


                                             Amortized     Gross Unrealized    Gross Unrealized
(Dollars In Thousands)                       Cost Basis      Holding Gains      Holding Losses     Fair Value
-------------------------------------------------------------------------------------------------------------

U. S. Treasury securities and obligations
 of U. S. Government Corporations
 and Agencies                                  $ 9,195           $407                $  0            $ 9,602
Mortgage-backed securities                      30,105            102                   0             30,207
Other debt securities                            1,331              0                   0              1,331
------------------------------------------------------------------------------------------------------------
Total                                          $40,631           $509                $  0            $41,140
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
--------------------------------------------------------------------------------------------------

Debt Securities issued by the U. S.
 Treasury and other U. S. Government
 Corporations and Agencies                $40,993         $  187            $229          $40,951
Marketable Equity Securities                3,936            218             415            3,739
Mortgage-backed Securities                 29,522            607             110           30,019
Corporate Debt Securities                   9,488            133               0            9,621
-------------------------------------------------------------------------------------------------
Total                                     $83,939         $1,145            $754          $84,330
=================================================================================================

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


                                                         At September 30,        At December 31,
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

Non-performing assets include nonaccrual loans, loans past due 90 days or more and still accruing, restructured loans not performing in accordance with amended terms, and other real estate acquired through foreclosure. Non-performing assets as a total decreased by $16,000, from $407,000 on December 31, 2003 to $391,000 as of September 30, 2004.

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

                  ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES


                                                              Nine Months          Year Ended
                                                          Ended September 30,     December 31,
----------------------------------------------------------------------------------------------
(Dollars In Thousands)                                     2004        2003          2003
----------------------------------------------------------------------------------------------

Balance at January 1                                      $4,154      $4,854        $4,854
------------------------------------------------------------------------------------------
Charge-offs:
  Commercial                                                 (62)          0           (10)
  Commercial real estate                                    (425)          0             0
  Residential real estate                                    (18)        (10)         (169)
  Construction and land development                           (4)          0             0
  Consumer                                                   (11)        (18)          (32)
  Other                                                        0           0             0
------------------------------------------------------------------------------------------
Total charge-offs                                           (520)        (28)         (211)
------------------------------------------------------------------------------------------
Recoveries:
  Commercial                                                  57          51            55
  Commercial real estate                                       0           0             0
  Residential real estate                                     25          29            44
  Construction and land development                            0           0             0
  Consumer                                                    10          11            14
  Other                                                        0           0             0
------------------------------------------------------------------------------------------
Total recoveries                                              92          91           113
------------------------------------------------------------------------------------------
Net (charge-offs) recoveries                                (428)         63           (98)
------------------------------------------------------------------------------------------
Provision (benefit) charged to (increasing) operations       376        (539)         (602)
------------------------------------------------------------------------------------------
Balance at end of period                                  $4,102      $4,378        $4,154
==========================================================================================
Ratio of net charge-offs to
 average loans outstanding                                 (0.15%)     (0.01%)       (0.03%)

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

Stockholders' Equity. Total stockholders' equity increased by $2.7 million, from $42.5 million as reported on December 31, 2003, to $45.2 million as of September 30, 2004. A portion of this increase resulted from net income of $2.3 million, net change in comprehensive income totaling $0.2 million and dividend reinvestments and option exercises totaling $1.3 million, partially offset by dividends declared of $1.1 million.

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

The Company's net income for the nine months ended September 30, 2004 was $2,286,804 or $0.56 per share diluted, as compared to $1,625,681 for the nine months ended September 30, 2003 or $0.41 per share diluted.

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

The Company records a provision for loan losses as a charge against earnings to fund the allowance for loan losses. Management maintains the allowance for loan losses at a level that it believes is adequate to absorb losses inherent within the loan portfolio. Management reviews the adequacy of the allowance for loan losses on a monthly basis and reports changes in the allowance to the Board of Directors. In determining the appropriate level of the allowance for loan losses, management considers past and anticipated loss experience, prevailing economic conditions, evaluations of underlying collateral, and the volume of the loan portfolio and balance of non-performing and classified loans. The Bank's provision for loan losses for the nine months ended September 30, 2004 totaled $376,215, compared to a benefit to earnings of $539,357 for the nine months ended September 30, 2003. The benefit recorded in 2003 was the result of the Bank's successful and continuing efforts to improve the credit quality of its loan portfolio. During 2004, the Bank sold additional non-performing loans, enabling the Bank to reduce its allowance for loan losses and recognize gains on certain loans. Management believes that the loan sales have improved overall loan quality.

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

Total non-interest expense increased from $9,484,593 for the nine months ended September 30, 2003 to $9,894,319 for the nine months ended September 30, 2004, an increase of 4.3%. Salaries and employee benefits increased by $298,324, or 5.2%, from $5,728,779 during the first nine months of 2003, to $6,027,104 million during the same period in 2004. The increase was attributable to additions in staff to support consumer lending activities, sales incentive commissions paid for achieving sales production targets and general salary increases due to annual performance reviews. Occupancy expense totaled $599,518 for the nine months ended September 30, 2004, compared to $710,580 for the nine months ended September 30, 2003. The decrease was achieved through closing a branch office in Swansea, Massachusetts during 2003. Two additional branches were closed in October 2004. Management believes that these closings will afford additional cost savings in the future. These savings will be partially offset by the costs associated with the opening and operation of a new branch in Assonet, Massachusetts, which is expected to be open in early 2005. Equipment expenses increased by $18,916, or 4.8% from $398,971 for the first nine months of 2003 to $417,887 for the same period in 2004. The Company, during 2003 and early 2004, made significant technology investments, adding the infrastructure to support internet banking functions and a more active call center, as well as increased levels of back room automation. Equipment expenses have increased based on the costs necessary to support the technology and depreciation and amortization of hardware and software.

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
                                =========================================================================

Income before income taxes totaled $3,430,034 for the nine months ended September 30, 2004, an increase of $176,497, or 5.42% as compared to $3,253,537 for the nine months ended September 30, 2003. Applicable taxes decreased by $484,627 to $1,143,229 for the nine months ended September 30, 2004, as compared to $1,627,856 for the nine months ended September 30, 2003. The 2003 presentation includes income taxes related to the dissolution of the REIT totaling $529,133.

Three Month Period Ended September 30, 2004 Compared to the Three Month Period Ended September 30, 2003. Net income for the three months ended September 30, 2004 totaled $1,076,457, or $0.26 per share diluted, as compared to $749,993, or $0.19 per share diluted for the three months ended September 30, 2003.

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

Total non-interest income increased by $243,566, to a total of $812,732 for the three months ending September 30, 2004, as compared to $569,166 for the three months ended September 30, 2003; an increase of 42.8%. The increase is primarily attributable to a gain recognized on the sale of loans totaling $195,817, compared with losses of $12,558 recognized in the three months ended September 30, 2003. Also contributing to the increase was an increase in investment and insurance commissions (included in other income) of $97,376. The increase is partially offset by decreases in deposit and overdraft charges, totaling $17,624, and decreases in securities gains totaling $35,868.

Total non-interest expenses, made up of various noninterest expenses, increased by $378,272 from $3,083,291 for the three month period ended September 30, 2003 to $3,461,563 for the three month period ended September 30, 2004. The increase can be attributed to increases in marketing expenses as the Bank more actively promoted its internet banking and relationship-based deposit products. Marketing costs increased from $80,441 for the three months ended September 30, 2003 to $211,169 for the three months ended September 30, 2004. Professional fees also increased as the Company incurred additional legal costs associated with general corporate matters. As indicated above, other expenses also increased by a total of $194,085. Salaries and employee benefits remained relatively constant, increasing by $25,033, from $1,919,939 for the three months ended September 30, 2003 to $1,944,972 for the three months ended September 30, 2004. Cost savings from staff attrition and the closing of one branch in late 2003 offset the increases in salaries and benefits costs arising from promotions and performance reviews. These increases are partially offset by decreases in occupancy and equipment charges totaling $52,000.

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

Total stockholders' equity was $45.2 million at September 30, 2004, as compared to $42.5 million at December 31, 2003, an increase of $2.6 million. The increase was a combination of several factors, including nine months earnings of $2.3 million and transactions originating through the Company's Dividend

Reinvestment Program whereby 4,225 shares were issued for optional cash contributions of $89,000 and 20,989 shares were issued in lieu of cash dividend payments of $462,000. There were also stock options exercised resulting in the issuance of common stock totaling $532,000, including a tax benefit of $157,000. These additions were offset by dividends declared of $1.1 million.

Capital also increased as a result of a decrease in the accumulated other comprehensive loss, which reflects net unrealized gains or losses, net of taxes, on securities classified as Available-for-Sale and the minimum pension liability adjustment. On December 31, 2003, the Available-for-Sale portfolio had unrealized losses, net of taxes, of $9,740, and on September 30, 2004, as a result of the change in market values, the portfolio had unrealized gains, net of taxes, of $225,602. There was no change in the minimum pension liability adjustment of $402,652, net of taxes, recorded December 31, 2003.

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

At September 30, 2004 the actual total Risk Based Capital of the Bank was $44,741,000 for Tier 1 Capital, exceeding the minimum requirements of $14,402,000 by $30,339,000. Total Capital of $48,843,000 exceeded the minimum requirements of $28,803,000 by $20,040,000 and Leverage Capital of $44,741,000 exceeded the minimum requirements of $20,652,000 by $24,089,000. In addition to the "minimum" capital requirements, "well capitalized" standards have also been established by the Federal Banking Regulators.

The table below illustrates the capital ratios of the Company and the Bank on September 30, 2004 and at December 31, 2003.


                                               Well        September 30, 2004    December 31, 2003
                                            Capitalized    ------------------    -----------------
                                            Requirement    Bancorp     Bank      Bancorp     Bank
                                            ------------------------------------------------------

Total Capital (to Risk Weighted Assets)     > or = 10%     15.83%     13.57%     13.58%     11.42%

Tier 1 Capital (to Risk Weighted Assets)    > or =  6%     11.83%     12.43%     12.33%     10.17%

Leverage Capital (to Average Assets)        > or =  5%      8.26%      8.67%      9.28%      7.70%

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

The following table reflects our estimated exposure as a percentage of estimated net interest income for the next twelve months, assuming an immediate change in interest rates as set forth below:


                         Estimated Exposure as a Percentage
       Rate Change             of Net Interest Income
      (Basis Points)             September 30, 2004
      -----------------------------------------------------

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

ITEM 4

Controls and Procedures
-----------------------

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's management conducted an evaluation with the participation of the Company's Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the Company's disclosure controls and procedures, as of the end of the last fiscal quarter. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.

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

Defaults Upon Senior Securities
-------------------------------

None.

ITEM 4

Submission of Matters to a Vote of Security Holders
---------------------------------------------------

None.

ITEM 5

Other Information
-----------------

None.

ITEM 6

Exhibits
--------

      (1)  Exhibit 11.1 - Computation of Per Share Earnings
      (2)  Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of the CEO
      (3)  Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of the CFO
      (4)  Exhibit 32.1 - Section 1350 Certification of the CEO
      (5)  Exhibit 32.2 - Section 1350 Certification of the CFO

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SLADE'S FERRY BANCORP.
                                       -------------------------------------
                                       (Registrant)


August 15, 2005                        /s/ Mary Lynn D. Lenz
-------------------                    -------------------------------------
(Date)                                 (Signature)         Mary Lynn D. Lenz
                                           President/Chief Executive Officer


August 15, 2005                        /s/ Deborah A. McLaughlin
-------------------                    -------------------------------------
(Date)                                 (Signature)     Deborah A. McLaughlin
                                                    Executive Vice President
                                                    Chief Operating Officer/
                                                     Chief Financial Officer

                                EXHIBIT INDEX

Exhibit No.    Description                                              Item
-----------    -----------                                              ----

   3.1         Amended and Restated Articles of Incorporation of
               Slade's Ferry Bancorp.                                    (1)

   3.2         Amended and Restated Bylaws of Slade's Ferry Bancorp.     (2)

   3.3         Articles of Amendment to the Amended and Restated
               Articles of Incorporation of Slade's Ferry Bank           (3)

  10.1         Slade's Ferry Bancorp. 1996 Stock Option Plan,
               as amended                                                (4)

  10.2         Supplemental Executive Retirement Agreement between
               Slade's Ferry Bancorp. and Manuel J. Tavares              (5)

  10.3         Form of Director Supplemental Retirement Program
               Director Agreement, Exhibit 1 thereto (Slade's Ferry
               Trust Company Director Supplemental Retirement
               Program Plan) and Endorsement Method Split Dollar Plan
               Agreement thereunder.                                     (6)

  10.4         Form of Directors' Paid-up Insurance Policy (part of
               the Director Supplemental Retirement Program).            (7)

  10.5         Supplemental Executive Retirement Agreement between
               Slade's Ferry Bancorp. and Mary Lynn D. Lenz              (8)

  10.6         Employment Agreement between Slade's Ferry Bancorp.
               and Mary Lynn D. Lenz                                     (9)

  10.7         Employment Agreement between Slade's Ferry Bancorp.
               and Deborah A. McLaughlin                                (10)

  10.8         Employment Agreement between Slade's Ferry Bancorp.
               and Manuel J. Tavares                                    (11)

  10.9         Form Change of Control Agreement                         (12)

  10.10        Severance Pay Plan                                       (13)

  10.11        Slade's Ferry Bancorp 2004 Equity Incentive Plan         (14)

  11.1         Statement Regarding Computation of Per Share Earnings

  14.1         Code of Ethics                                           (15)

  31.1         Rule 13a-14(a)/15d-14(a) Certification of the CEO

  31.2         Rule 13a-14(a)/15d-14(a) Certification of the CFO

  32.1         Section 1350 Certification of the CEO

  32.2         Section 1350 Certification of the CFO

--------------------
<F1>  Incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with the Commission on April 14, 1997.
<F2>  Incorporated by reference to the Registrant's Form 10-Q filed with the
      Commission on May 12, 2005.
<F3>  Incorporated by reference to the Registrant's Form 8-K filed with the
      Commission on December 21, 2004.
<F4>  Incorporated by reference to the Registrant's Form 10-Q/A for the quarter ended June 30, 1999.
<F5>  Incorporated by reference to the Registrant's Form 10-K/ASB for the fiscal year ended December 31, 1996.
<F6>  Incorporated by reference to Exhibit 10 to the Registrant's Form
      10-Q/A for the quarter ended March 31, 1999.
<F7>  Incorporated by reference to Exhibit 10 to the Registrant's Form
      10-Q/ASB for the quarter ended June 30, 1998.

<F8>  Incorporated by reference to Exhibit 10.10 to the Registrant's Form
      10-Q/A for the quarter ended March 31, 2003.
<F9>  Incorporated by reference to Exhibit 10.11 to the Registrant's Form
      10-Q/A for the quarter ended June 30, 2004.
<F10> Incorporated by reference to Exhibit 10.7 to the Registrant's Form
      10-Q/A for the quarter ended September 30, 2004.
<F11> Incorporated by reference to Exhibit 10.8 to the Registrant's Form
      10-Q/A for the quarter ended September 30, 2004.
<F12> Incorporated by reference to the Registrant's Form 8-K filed with the
      Commission on January 13, 2005.
<F13> Incorporated by reference to the Registrant's Form 8-K filed with the
      Commission on January 14, 2005.
<F14> Incorporated by reference to Appendix C to the Registrant's Proxy
      Statement filed on April 9, 2004
<F15> Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2003.