Form 10-K/A
period 2004-12-31
SLADES FERRY BANCORP
filed 2005-08-15
CIK 857499

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
                           ----------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any
amendment to this form 10-K/A.      [ ]

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

                     DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Shareholders May 11, 2005 is incorporated by reference into Part III.

TABLE OF CONTENTS

Part I

Forward-Looking Statements                                                3
Restatement of Prior Year Financial Statements                            3
ITEM 1 - Business                                                         6
ITEM 2 - Properties                                                      21
ITEM 3 - Legal Proceedings                                               22
ITEM 4 - Submission of Matters to a Vote of Security Holders             22

Part II

ITEM 5 - Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities               23
ITEM 6 - Selected Financial Data                                         25
ITEM 7 - Management's Discussion and Analysis of Financial
         Condition and Results of Operation                              26
ITEM 7A - Quantitative and Qualitative Disclosures About Market Risk     48
ITEM 8 - Financial Statements and Supplementary Data                     50
ITEM 9 - Changes In and Disagreements With Accountants on Accounting
         and Financial Disclosure                                        50
ITEM 9A - Controls and Procedures                                        50
ITEM 9B - Other Information                                              50

Part III

ITEM 10 - Directors and Executive Officers of the Registrant             51
ITEM 11 - Executive Compensation                                         51
ITEM 12 - Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters                     51
ITEM 13 - Certain Relationships and Related Transactions                 51
ITEM 14 - Principal Accounting Fees and Services                         51

Part IV

ITEM 15 - Exhibits, Financial Statement Schedules                        52

                                   PART I

Forward-looking Statements
--------------------------

This Form 10-K/A contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the strength of the company's capital and asset quality. Other such statements may be identified by words such as "believes," "will," "expects," "project," "may," "developments," "strategic," "launching," "opportunities," "anticipates," "estimates," "intends," "plans," "targets" and similar expressions. These statements are based upon the current beliefs and expectations of Slade's Ferry Bancorp's management and are subject to significant risks and uncertainties. Actual results may differ materially from those set forth in the forward-looking statements as a result of numerous factors.

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

Restatement of Prior Year Financial Statements
----------------------------------------------

We announced in a Form 8-K filed on July 19, 2005, that in May 2005, a reporting error relating to our pension plan that affects our previously filed financial statements was discovered. The pension plan commenced on January 1, 1969 and was frozen on December 31, 1997. In May of 2005, we began exploring alternatives with respect to possibly liquidating the pension plan.

At that time, we discovered that the amount of prepaid benefit cost had been overstated (and pension expense had been cumulatively understated) since fiscal year 1996. Such misstatements related to (1) the failure to use settlement accounting for significant lump sum distributions, as required by FASB Statement No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefit, and
(2) the understatement of the projected benefit obligation.

The reporting errors affect portions of our balance sheet data, income statement data and cash flow data, as well as numerous notes to the consolidated financial statements. In addition, since pension expense has been understated, retained earnings, net income and earnings per share amounts have been overstated. This form 10-K/A is being filed to amend and restate the financial statements and related information contained in our Form 10-K for the fiscal year ended December 31, 2004.

The following table presents the effects of correction of the errors on pension expense, net income and the cumulative effect on retained earnings, accumulated other comprehensive income (loss) and earnings per share basic and diluted:

At or for the
year ended      12/31/2004   12/31/2003   12/31/2002   12/31/2001   12/31/2000   12/31/1999   12/31/1998   12/31/1997   12/31/1996
-------------  -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------  ------------

Net income as
 previously
 reported      $ 3,652,267  $ 2,687,886  $ 2,965,552  $ 3,210,253  $ 4,074,439  $ 3,856,488  $ 3,363,042  $ 2,845,990  $ 2,378,195

Increase
 (decrease)
 to pension
 expense            59,383        7,183       25,307       92,250      151,278      138,961      (45,544)    (168,098)     473,011
Net deferred
 tax effect        (24,305)      (2,940)     (10,358)     (37,758)     (61,918)     (56,877)      18,641       68,803     (193,603)
               -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Increase
 (decrease)
 to net income     (35,078)      (4,243)     (14,949)     (54,492)     (89,360)     (82,084)      26,903       99,295     (279,408)
               -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Net income
 as restated   $ 3,617,189  $ 2,683,643  $ 2,950,603  $ 3,155,761  $ 3,985,079  $ 3,774,404  $ 3,389,945  $ 2,945,285  $ 2,098,787
               ===========  ===========  ===========  ===========  ===========  ===========  ===========  ===========  ===========

Retained
 earnings as
 previously
 reported      $16,892,659  $14,698,595  $13,445,335  $11,892,623  $10,371,944  $ 9,635,213  $ 7,103,642  $ 7,276,174  $ 5,214,763
Cumulative
 decrease to
 retained
 earnings         (433,415)    (398,337)    (394,094)    (379,145)    (324,653)    (235,294)    (153,209)    (180,112)    (279,408)
               -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
               $16,459,244  $14,300,258  $13,051,241  $11,513,478  $10,047,291  $ 9,399,919  $ 6,950,433  $ 7,096,062  $ 4,935,355
               ===========  ===========  ===========  ===========  ===========  ===========  ===========  ===========  ===========
Retained
 earnings
 as restated
Accumulated
 other
 comprehensive
 income (loss),
 as previously
 reported      $   124,988  $  (605,619) $   (10,908) $  (227,189) $  (620,686) $(1,153,618) $   284,059  $   149,287  $    (2,628)
Cumulative
 increase
 (decrease)in
 accumulated
 other
 comprehensive
 income                  -      193,223     (149,919)    (205,800)    (256,878)    (377,558)    (336,039)    (427,799)          -
               -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Accumulated
 other
 comprehensive
 income (loss),
 as restated   $   124,988  $  (412,396) $  (160,827) $  (432,989) $  (877,564) $(1,531,176) $   (52,010) $  (278,512) $    (2,628)
               ===========  ===========  ===========  ===========  ===========  ===========  ===========  ===========  ===========

At or for the
year ended      12/31/2004   12/31/2003   12/31/2002   12/31/2001   12/31/2000   12/31/1999   12/31/1998   12/31/1997   12/31/1996
-------------  -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------  ------------

Earnings per
 share as
 previously
 reported:
  Basic              $0.90        $0.68        $0.76        $0.84        $1.09        $1.06        $0.94        $0.85        $0.78
  Diluted            $0.89        $0.67        $0.75        $0.84        $1.09        $1.05        $0.94        $0.85        $0.78
Earnings per
 share as
 restated:
  Basic              $0.89        $0.68        $0.75        $0.82        $1.06        $1.03        $0.95        $0.88        $0.69
  Diluted            $0.88        $0.67        $0.75        $0.82        $1.06        $1.03        $0.95        $0.88        $0.69

                                   ITEM 1

                                  BUSINESS

General
-------

      Slade's Ferry Bancorp., a Massachusetts corporation, is a bank holding company headquartered in Somerset, Massachusetts with consolidated assets of $549.4 million, consolidated net loans and leases of $362.3 million, consolidated deposits of $399.9 million and consolidated shareholders' equity of $46.6 million as of December 31, 2004. We conduct our business principally through our wholly-owned subsidiary, Slade's Ferry Trust Company (referred to herein as the "Bank"), a Massachusetts-chartered trust company. As a bank holding company, we are subject to the Bank Holding Company Act of 1956, as amended (the "BHCA"), and the rules and regulations of the Federal Reserve Board (the "FRB") under the BHCA. We are additionally subject to the provisions of the Massachusetts General Laws applicable to commercial bank and trust companies and other depository institutions and their holding companies and applicable regulations of the Massachusetts Division of Banks (the "Division"). We are also subject to the rules and regulations of the Securities and Exchange Commission (the "SEC") as our common stock is registered with the SEC and is quoted on the Nasdaq Small Cap Market. The Bank's deposit accounts are insured up to applicable limits by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is subject to extensive regulation, examination and supervision by the Division as its primary corporate regulator, and by the FDIC as its deposit insurer and primary federal regulator. Any change in such laws and regulations, whether by the Division, the FDIC, the FRB or the SEC or through legislation, could have a material adverse impact on our operation.

      Our main office is located at 100 Slade's Ferry Avenue, Somerset, Massachusetts, 02726, and our telephone number is (508) 675-2121. Slade's Ferry Bancorp was organized for the purpose of becoming the holding company of the Bank. Slade's Ferry Bancorp acquisition of the Bank was completed on April 1, 1990.

      We had consolidated asset growth of $110.2 million or 25.1% and our level of deposits increased by $66.8 million, or by 20.0%, during 2004. Aside from deposits, we increased borrowings from the Federal Home Loan Bank of Boston (the "FHLB") by $29.8 million and the issue of subordinated debentures in March 2004 totaling $10.3 million. This activity funded an increase in loans totaling $30.8 million or 9.3%, and an increase in investments totaling $63.2 million or 108.1%.

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

Lending Activities
------------------

      Our loan portfolio consists primarily of residential and commercial real estate, construction and land development, commercial, home equity lines of credit and consumer loans originated primarily in our market area. There are no foreign loans outstanding. Interest rates charged by the Bank on loans are affected principally by the demand for such loans, the supply of money available for lending purposes and the rates offered by its competitors. These factors are affected by general and economic conditions, monetary policies of the federal government, including the FRB, legislative tax policies and governmental budgetary matters. We originate residential equity lines of credit, fixed-rate equity loans, commercial business loans, consumer loans and commercial real estate loans. Total net loans were 65.9% of total assets at December 31, 2004, as compared to 75.5% of total assets at December 31, 2003. See Item 7, "Management's Discussion and Analysis of Financial Condition and Operating Results", for detailed portfolio information.

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

                                   ITEM 5

     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
                  AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

      Our common stock is listed in the Nasdaq Small Cap Market under the symbol SFBC. The following table sets forth the range of high and low bid price for our common stock as reported for the Nasdaq Small Cap Market by quarter for the two-year period ended December 31, 2004:

                         2004                      2003
                 --------------------      --------------------
                   High         Low          High         Low
                   ----         ---          ----         ---

1st Quarter      $ 24.00      $ 21.75      $ 14.26      $ 13.25

2nd Quarter      $ 22.00      $ 17.35      $ 15.77      $ 14.18

3rd Quarter      $ 22.94      $ 18.65      $ 18.50      $ 15.60

4th Quarter      $ 20.90      $ 19.01      $ 23.00      $ 18.55

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

                                    Equity Compensation Plan Information

                                                                                       Number of securities
                                                                                     remaining available for
                                 Number of securities         Weighted-average        future issuance under
                              to be issued upon exercise     exercise price of         equity compensation
                                of outstanding options,     outstanding options,    plans (excluding securities
Plan Category                     warrants and rights       warrants and rights       reflected in column (a))
---------------------------------------------------------------------------------------------------------------
                                         (a)                        (b)                         (c)

Equity compensation plans
 approved by security holders          215,290                    $15.92                      252,049
Equity compensation plans not
 approved by security holders                -                         -                            -
                                       -------                    ------                      -------
Total                                  215,290                    $15.92                      252,049
                                       =======                    ======                      =======

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

                                                                Years Ended December 31,
(Dollars in Thousands Except Per         ---------------------------------------------------------------------
 Share Data)                                2004           2003           2002           2001           2000
--------------------------------            ----           ----           ----           ----           ----

EARNINGS DATA
  Interest and Dividend Income           $   24,106     $   20,617     $   22,037     $   27,324     $   28,186
  Interest Expense                            7,946          6,073          7,928         12,327         12,699
  Net Interest Income                        16,160         14,544         14,109         14,997         15,487
  Provision (Benefit) for Loan Losses           376           (602)          (310)           750          1,200
  Noninterest Income                          2,505          2,213          2,533          1,770          1,906
  Noninterest Expense                        12,785         12,668         12,877         11,501         10,406
  Income Before Income Taxes                  5,504          4,691          4,075          4,516          5,787
  Applicable Income Taxes                     1,887          2,007          1,124          1,360          1,802
  Net Income                                  3,617          2,684          2,951          3,156          3,985
PER SHARE DATA(1)
  Net Income-Basic                       $     0.89     $     0.68     $     0.75     $     0.82     $     1.06
  Net Income-Diluted                     $     0.88     $     0.67     $     0.75     $     0.82     $     1.06
  Cash Dividends                         $     0.36     $     0.36     $     0.36     $     0.44     $     0.40
  Book Value (at end of period)          $    11.45     $    10.65     $    10.32     $     9.79     $     9.26

  Avg. Shares Outstanding (Basic)         4,045,549      3,969,737      3,908,901      3,830,575      3,743,138
  Shares Outstanding Year End             4,068,423      3,995,857      3,937,763      3,869,924      3,789,503

BALANCE SHEET DATA
  Assets                                 $  549,398     $  439,234     $  398,347     $  394,719     $  388,551
  Loans                                     366,805        336,094        265,012        253,884        256,153
  Unearned Income                               439            443            342            382            519
  Allowance for Loan Losses                   4,101          4,154          4,854          5,484          4,776
  Loans, Net                                362,265        331,497        259,816        248,018        250,849
  Goodwill                                    2,173          2,173          2,173          2,173          2,173
  Investments                               126,305         61,487         80,618         96,401         88,109
  Deposits                                  399,905        333,145        335,633        337,043        337,001
  Shareholders' Equity                       46,601         42,537         40,623         37,881         35,093
FINANCIAL RATIOS
  Net Interest Margin (2)                     3.43%           3.90%          3.89%          4.18%          4.58%
  Net Interest Spread (2)                     3.07            3.47           3.31           3.34           3.75
  Net Income as a percentage of
    Average Assets                            0.70            0.65           0.74           0.80           1.07
    Average Equity                            8.27            6.47           7.52           9.03          12.90
  Dividend Payout Ratio                      40.00%          53.22%         47.50%         52.63%         36.84%
  Average Equity as a percentage of
    Average Assets                            8.50            9.97           9.80           8.86           8.29

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

      * In 2004, we recorded net income of $3.6 million or $0.88 per share on a diluted basis compared to $2.7 million or $0.67 per share on a diluted basis in 2003. This represents an increase of $933,000 or 34.8% in net income and $0.21 or 31.3% per share on a diluted basis between 2004 and 2003. This increase is due to an increase in net interest income of $1.6 million arising from our growth. Return on average equity for the year ended December 31, 2004 was 8.27%, as compared to 6.47% for the year ended December 31, 2003.

      * Book value of our common stock increased from $10.65 at December 31, 2003 to $11.45 at December 31, 2004.

      * Total assets increased by $110.2 million, or 25.1% from the fiscal year ended December 31, 2003.

      * Total gross loans increased by $30.7 million, or 9.1% from the fiscal year ended December 31, 2003.

      * Capital adequacy ratios continue to meet criteria of "well capitalized" under regulatory guidelines.

Financial Condition

      Total assets increased by $110.2 million, or 25.1%, from $439.2 million at December 31, 2003 to $549.4 million at December 31, 2004. The increase in total assets during 2004 is the result of planned growth across the balance sheet. Total net loans increased from $331.5 million at December 31, 2003 to $362.3 million, an increase of $30.8 million or 9.3%, while the investment portfolio increased from $61.5 million at December 31, 2003 to $126.3 million at December 31, 2004, an increase of 105.4%. Growth in deposits funded the majority of the increase, as successful marketing campaigns and new product launches resulted in an increase in total deposits from $333.1 million at December 31, 2003 to $399.9 million at December 31, 2004, an increase of $66.8 million or 20.1%. Growth not funded through deposits was funded through the use of long-term FHLB advances.

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

      The following table shows the amortized cost basis of the major categories of investment securities Held-to-Maturity for the years indicated:

                                                     At December 31,
                                            ---------------------------------
(Dollars in Thousands)                        2004         2003         2002
----------------------                        ----         ----         ----

Obligations of States and
 Political Subdivisions of the States       $ 8,588      $11,299      $13,693

Mortgage-backed securities                   29,185            1            2

Foreign Debt Securities                           0            0            1
                                            -------      -------      -------
Total                                       $37,773      $11,300      $13,696
                                            =======      =======      =======

      The following table shows the amortized cost basis and fair value of the major categories of Held-to-Maturity securities as of December 31, 2004:

                                                         Gross             Gross
                                       Amortized      Unrealized        Unrealized
(Dollars in Thousands)                 Cost Basis    Holding Gains    Holding Losses    Fair Value
----------------------                 ----------    -------------    --------------    ----------

Debt securities issued by states of
 the United States and political
 subdivisions of the states             $ 8,588          $340              $ 0           $ 8,928
Mortgage-backed securities               29,185            15               16            29,184
                                        -------          ----              ---           -------
Total                                   $37,773          $355              $16           $38,112
                                        =======          ====              ===           =======

      In the following table, the amortized cost basis of held-to-maturity securities maturing within stated periods as of December 31, 2004, is shown with the weighted average interest yield from securities falling within the range of maturities:

                               Obligations
                               of States &       Mortgage-
                                Political         Backed
(Dollars in Thousands)         Subdivisions    Securities(1)     Total
----------------------         ------------    -------------     -----

Due in 1 year or less:
  Amount                         $1,817           $     0       $ 1,817
  Yield                            7.21%             0.00%         7.21%

Due in 1 to 5 years:
  Amount                          4,222                 0         4,222
  Yield                            5.88%             0.00%         5.88%

Due in 5 to 10 years:
  Amount                          1,349                 0         1,349
  Yield                            5.87%             0.00%         5.87%

Due after 10 years:
  Amount                          1,200            29,185        30,385
  Yield                            6.41%             5.02%         5.07%
                                 ------           -------       -------

  Amount                         $8,588           $29,185       $37,773
                                 ======           =======       =======
  Yield                            6.23%             5.02%         5.29%
                                 ======           =======       =======

<F1>  Mortgage-backed securities stated using contractual maturity.

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

      The following table shows the amortized cost basis of the major categories of available-for-sale securities for the years indicated:

At December 31,
(Dollars in Thousands)                   2004         2003         2002
----------------------                   ----         ----         ----

U.S. Treasury Securities and
 Obligations of U.S. Government
 Corporations and Agencies              $41,419      $27,932      $26,424

Mortgage-backed Securities               27,804       14,034       32,512

Corporate Debt Securities                 9,364        1,658        2,673

Marketable Equity Securities              3,859        3,511        3,986
Mutual Funds with Maturities              1,217            0            0
                                        -------      -------      -------
Total                                   $83,663      $47,135      $65,595
                                        =======      =======      =======

      In the following table, the amortized cost basis of available-for-sale securities (other than mutual funds or equity securities) maturing within stated periods as of December 31, 2004, is shown with the weighted average interest yield from securities falling within the range of maturities:

                             U.S. Treasury     Mortgage-      Corporate
                             & Government       Backed           Debt
(Dollars in Thousands)         Agencies      Securities(1)    Securities    Total
----------------------       -------------   -------------    ----------    -----

Due in 1 year or less:
  Amount                       $ 1,505         $    30        $  702      $ 2,237
  Yield                           3.20%           5.80%         5.90%        4.08%

Due in 1 to 5 years:
  Amount                        37,413           1,547         8,662       47,622
  Yield                           3.45%           4.94%         4.93%        3.77%

Due in 5 to 10 years:
  Amount                         2,501           7,196             0        9,697
  Yield                           4.74%           4.77%         0.00%        4.76%

Due after 10 years:
  Amount                             0          19,031             0       19,031
  Yield                           0.00%           4.53%         0.00%        4.58%
                               -------         -------        ------      -------
  Amount                       $41,419         $27,804        $9,364      $78,587
                               =======         =======        ======      =======
  Yield                           3.51%           4.60%         5.01%        4.09%
                               =======         =======        ======      =======

<F1>  Mortgage-backed securities stated using contractual maturity.

      Investments in available-for-sale securities are carried at fair value on the balance sheet and are summarized as follows as of December 31, 2004:

                                        Amortized               Unrealized    Unrealized
(Dollars in Thousands)                  Cost Basis     Gains      Losses      Fair Value
----------------------                  ----------     -----    ----------    ----------

Debt securities issued by the U.S.
 Treasury and other U.S. Government
 corporations and agencies                $41,419      $ 73        $286        $41,206
Mortgage-backed securities                 27,804       468          65         28,207
Corporate debt securities                   9,364       149          29          9,484
Mutual funds with maturities                1,217        17           0          1,234
Marketable equity securities                3,859       203         311          3,751
                                          -------      ----        ----        -------
Total                                     $83,663      $910        $691        $83,882
                                          =======      ====        ====        =======

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

      The following table summarizes loans by category at the end of each of the last five years.

                                                                           At December 31,
                                                   ----------------------------------------------------------------
(Dollars in Thousands)                               2004          2003          2002          2001          2000
----------------------                               ----          ----          ----          ----          ----

Commercial, financial and agricultural             $ 26,606      $ 33,980      $ 30,455      $ 45,238      $ 49,331

Real estate - construction and land development      24,240        10,346        14,078         7,600         8,601

Real estate - residential                            97,496        88,019        50,495        39,032        35,395

Real estate - commercial                            192,822       181,401       154,161       148,415       146,846

Home equity lines of credit                          23,131        18,330         8,606         2,377         2,078

Other consumer                                        2,510         4,018         7,217        11,222        13,902
                                                   --------      --------      --------      --------      --------

Total Gross Loans                                   366,805       336,094       265,012       253,884       256,153

Allowance for Loan Losses                            (4,101)       (4,154)       (4,854)       (5,484)       (4,776)

Unamortized adjustment to fair value                     (0)           (0)           (0)           (0)           (9)

Unearned Income                                        (439)         (443)         (342)         (382)         (519)
                                                   --------      --------      --------      --------      --------

Net Loans                                          $362,265      $331,497      $259,816      $248,018      $250,849
                                                   ========      ========      ========      ========      ========

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

      The following table shows the maturity distributions of selected loan categories at December 31, 2004:

                                           Within One    One to Five    After Five
(Dollars in Thousands)                        Year          Years         Years          Total
----------------------                     ----------    -----------    ----------       -----

Commercial, financial, and agricultural      $11,185       $ 6,657       $  8,764      $ 26,606

Real estate - construction and land
 development                                       0           752         23,488        24,240
Real estate - residential                         33         1,521         95,942        97,496
Real estate - commercial                         276         4,766        187,780       192,822
Home equity lines of credit                        0           469         22,662        23,131
Other consumer                                 1,088         1,407             15         2,510
                                             -------       -------       --------      --------
Total                                        $12,582       $15,572       $338,651      $366,805
                                             =======       =======       ========      ========

      The following table shows the amounts, included in the table above, which are due after one year and which have fixed interest rates and adjustable rates:

                                                          Total Due After One Year
                                                  ---------------------------------------
(Dollars in Thousands)                            Fixed Rate   Adjustable Rate     Total
----------------------                            ----------   ---------------     -----

Commercial, financial, and agricultural            $  6,295       $  9,126       $ 15,421

Real estate - construction and land development      11,082         13,158         24,240

Real estate - residential                            91,405          6,058         97,463

Real estate - commercial                             19,910        172,636        192,546

Home equity lines of credit                               0         23,131         23,131

Other consumer                                          879            544          1,423
                                                   --------       --------       --------

Total                                              $129,571       $224,653       $354,224
                                                   ========       ========       ========

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

      The following table presents information regarding non-performing loans in the portfolio:

                                                                             December 31,
                                                    ------------------------------------------------------------
(Dollars in Thousands)                               2004           2003         2002         2001         2000
----------------------                               ----           ----         ----         ----         ----

Non-accrual loans                                    $ 506          $ 407        $ 635       $1,138       $2,415
Loans 90 days or more past due
 and still accruing                                      0              0            8          444          335
Real estate acquired by foreclosure
 or substantively repossessed                            0              0            0            0            0
                                                     -----          -----        -----       ------       ------

Total non-performing assets                          $ 506          $ 407        $ 643       $1,582       $2,750
                                                     -----          -----        -----       ------       ------
Restructured debt performing in accordance with
 amended terms, not included above                   $   0          $ 198        $ 166       $  186       $   53
                                                     -----          -----        -----       ------       ------

Percentage of non-accrual loans to total loans        0.13%          0.12%        0.24%        0.45%        0.94%

Percentage of non-accrual loans, restructured
 loans and real estate acquired by foreclosure
 or substantively repossessed to total assets         0.09%          0.14%        0.20%        0.34%        0.64%
Percentage of allowance for loan losses to
 non-accrual loans                                  810.47%      1,020.63%      764.20%      481.90%      197.76%

      Non-accrual loans include restructured loans of $0 at December 31, 2004, $107,000 at December 31, 2003, $121,000 at December 31, 2002,
$137,000 at December 31, 2001 and $153,000 at December 31, 2000.

      Information with respect to non-accrual and restructured loans for the past five years ending December 31 is as follows:

                                                                December 31,
                                                ------------------------------------------------
(Dollars in Thousands)                          2004      2003      2002       2001        2000
----------------------                          ----      ----      ----       ----        ----

Non-accrual loans                               $506      $407      $635      $1,138      $2,415
Interest income that would have been
 recorded under original terms                  $ 67      $ 41      $303      $  109      $  228
Interest income recorded during the period      $ 44      $ 30      $121      $    6      $   22

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

      The table below illustrates the changes in the Allowance for Loan Losses for the periods indicated.

(Dollars in Thousands)                         2004        2003        2002        2001        2000
----------------------                         ----        ----        ----        ----        ----

Balance at January 1                          $4,154      $4,854      $5,485      $4,776      $3,766
                                              ------      ------      ------      ------      ------
Charge-offs:
  Commercial                                     (62)        (10)       (337)        (73)       (194)

  Real estate-construction                        (0)         (0)         (0)         (0)         (0)

  Real estate-mortgage                          (446)       (169)        (20)         (0)        (23)

  Installment/Consumer                           (17)        (32)        (26)        (28)       (138)
                                              ------      ------      ------      ------      ------

                                                (525)       (211)       (383)       (101)       (355)
                                              ------      ------      ------      ------      ------
Recoveries:
  Commercial                                      60          55          17          15          50

  Real estate-construction                         0           0           0           0           0

  Real estate-mortgage                            25          44          38          29          92

  Installment/Consumer                            11          14           7          16          23
                                              ------      ------      ------      ------      ------

                                                  96         113          62          60         165
                                              ------      ------      ------      ------      ------

Net Charge-offs                                 (429)        (98)       (321)        (41)       (190)

Provision (benefit) charged to operations        376        (602)       (310)        750       1,200
                                              ------      ------      ------      ------      ------

Balance at December 31                        $4,101      $4,154      $4,854      $5,485      $4,776
                                              ======      ======      ======      ======      ======

Allowance for Loan Losses as a percent of
 year end loans                                 1.11%       1.23%       1.83%       2.16%       1.86%

Ratio of net charge-offs to average loans
 outstanding                                   (0.12%)     (0.03%)     (0.13%)     (0.02%)     (0.08%)

      The table below shows an allocation of the allowance for loan losses as of the end of each of the last five years:

                        December 31, 2004     December 31, 2003     December 31, 2002     December 31, 2001     December 31, 2000
                        -------------------   -------------------   -------------------   -------------------   -------------------
                                Percent of            Percent of            Percent of            Percent of            Percent of
                                 Loans in              Loans in              Loans in              Loans in              Loans in
                                    Each                  Each                  Each                  Each                  Each
                                Category to           Category to           Category to           Category to           Category to
                        Amount  Total Loans   Amount  Total Loans   Amount  Total Loans   Amount  Total Loans   Amount  Total Loans
                        ------  -----------   ------  -----------   ------  -----------   ------  -----------   ------  -----------
                                                                   (Dollars in Thousands)

Commercial(5)          $  743(1)    7.26%    $  943(1)   10.11%    $1,155(1)   11.60%    $1,629(1)   17.91%    $1,466(1)   19.66%
Real estate
 Construction             236       6.62%        52       3.08%        70       5.31%        41       2.99%        47       3.36%
Real estate Mortgage    2,989(2)   85.44%     3,071(2)   85.62%     3,465(2)   80.48%     3,586(2)   74.77%     2,970(2)   71.91%

Consumer(3)               133(4)     .68%        88(4)    1.19%       164(4)    2.61%       229(4)    4.33%       293(4)    5.07%
                       ------     ------     ------     ------     ------     ------     ------     ------     ------     ------
                       $4,101     100.00%    $4,154     100.00%    $4,854     100.00%    $5,485     100.00%    $4,776     100.00%
                       ======     ======     ======     ======     ======     ======     ======     ======     ======     ======

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

      The following table sets forth the average amount and the average rate paid on deposits for the periods indicated.

                                            2004                     2003                     2002
                                     -------------------      -------------------      -------------------
                                     Average     Average      Average     Average      Average     Average
(Dollars in Thousands)               Balance      Rate        Balance      Rate        Balance      Rate
----------------------               -------     -------      -------     -------      -------     -------

Noninterest-bearing demand
 deposits                           $ 76,815      0.00%      $ 72,602      0.00%      $ 69,787      0.00%
Interest bearing demand deposits      42,533      0.73         42,908      0.51         42,259      0.82
Savings deposits                      87,983      1.00         67,487      0.51         62,078      0.91
Money market deposits                 36,929      1.34         19,838      1.18          9,250      0.25
Time deposits                        150,839      2.18        140,939      2.62        157,358      3.60
                                    --------                 --------                 --------
Totals                              $395,099      1.26%      $343,774      1.66%      $340,732      2.47%
                                    ========                 ========                 ========

      As of December 31, 2004, time certificates of deposit in amounts of $100,000 or more had the following maturities:

                                              (Dollars in Thousands)

Three months or less                                  $18,810
Over three months through six months                    8,985
Over six months through twelve months                   4,863
Twelve months and over                                  2,748
                                                      -------
                                                      $35,406
                                                      =======

      As of December 31, 2004, time certificates of deposit in amounts of less than $100,000 had the following maturities:

                                              (Dollars in Thousands)

Three months or less                                 $ 51,871
Over three months through six months                   27,025
Over six months through twelve months                  16,887
Twelve months and over                                 17,129
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

                                              WEIGHTED
      FINAL MATURITY         AMOUNT         AVERAGE RATE
      --------------         ------         ------------
                     (Dollars in Thousands)

      2005                   $ 8,421           2.27%
      2006                     8,449           2.89
      2007                    20,973           3.37
      2008                    16,934           2.83
      2009                    17,426           3.00
      Thereafter              18,083           6.63
                             -------           ----
                             $90,286           3.70%
                             =======           ====

      Although most advances are payable at maturity, advances totaling $17.3 million are payable on an amortizing basis, in terms ranging from 120 to 240 months. Amortizing advances are being repaid in equal monthly payments and are being amortized from the date of the advance to the maturity date on a direct reduction basis. Also, certain advances are redeemable at the option of the FHLB, at par value on the call date and quarterly thereafter. Such advances are listed below:

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

Shareholders' Equity
--------------------

      Total shareholders' equity increased from $42.5 million at December 31, 2003 to $46.6 million at December 31, 2004, primarily the result of increased net income of $3.6 million. The increase in net income was offset by cash dividends declared totaling $1.5 million. Other factors affecting total shareholders' equity include other comprehensive income of $537,000 and the issuance of common stock through option and dividend reinvestment plans, totaling $1.4 million. The change in accumulated other comprehensive income is primarily the result of fully funding the defined benefit pension plan in December 2004, resulting in other comprehensive income of $402,000. The remaining change in accumulated other comprehensive income, $135,000, is the result of net unrealized gains on available for sale securities.

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

                                               2004                            2003                             2002
                                  ---------------------------     ---------------------------     ---------------------------
                                  Average   Interest(1)  Avg.     Average   Interest(1)  Avg.     Average   Interest(1)  Avg.
(Dollars in Thousands)            Balance     Inc/Exp    Rate     Balance     Inc/Exp    Rate     Balance     Inc/Exp    Rate
----------------------            -------   -----------  ----     -------   -----------  ----     -------   -----------  ----

ASSETS:
Interest earning assets (2)
  Commercial loans                $ 31,536    $ 1,717    5.44%    $ 32,044    $ 1,739    5.42%    $ 40,088    $ 2,337    5.82%
  Commercial real estate           207,937     12,499    6.01%     172,299     10,955    6.35%     157,900     10,947    6.93%
  Residential real estate          114,832      5,867    5.10%      85,648      4,604    5.37%      48,069      3,446    7.16%
  Consumer loans                     3,233        181    5.59%       5,043        305    6.04%       8,447        547    6.47%
                                 ---------    -------             --------    -------             --------    -------
  Total loans                      357,538     20,264    5.66%     295,034     17,603    5.96%     254,504     17,277    6.79%
Federal funds sold                  28,842        270    0.93%      15,720        148    0.94%      24,033        348    1.44%
Taxable debt securities             71,657      2,933    4.09%      53,807      2,195    4.07%      70,385      3,688    5.23%
Tax-exempt debt securities           9,666        559    5.78%      12,659        895    7.07%      14,044        799    5.68%
Marketable equity Securities         3,730        115    3.08%       3,112         99    3.18%       4,204        113    2.68%
FHLB stock                           3,422         98    2.86%       1,512         45    2.97%       1,013         29    2.86%
Other Investments                      910         32    3.51%         202         15    7.42%         169          4    2.36%
                                 ---------    -------             --------    -------             --------    -------
Total interest earning assets      475,765     24,271    5.10%     382,046     21,000    5.49%     368,352     22,258    6.04%
Allowance for loan losses           (4,324)                         (4,607)                         (5,462)
Unearned income                       (473)                           (388)                           (347)
Cash and due from banks             18,411                          17,091                          15,250
Other assets                        25,058                          22,140                          22,695
                                  --------                        --------                        --------
Total assets                      $514,437                        $416,282                        $400,488
                                  ========                        ========                        ========

LIABILITIES & SHAREHOLDERS' EQUITY:
  Savings accounts                $ 87,983        882    1.00%    $ 67,487        349    0.51%    $ 62,078        570    0.91%
  NOW accounts                      42,533        314    0.73%      42,908        222    0.51%      42,259        348    0.82%
  Money market accounts             36,929        497    1.34%      19,838        235    1.18%       9,250         24    0.25%
  Time deposits                    150,839      3,289    2.18%     140,939      3,699    2.62%     157,358      5,761    3.60%
  FHLB advances                     63,390      2,594    4.09%      28,824      1,568    5.43%      18,553      1,225    6.60%
  Subordinated debt                  8,248        370    4.48%
                                 ---------    -------             --------    -------             --------    -------
  Total interest-bearing
   Liabilities                     389,922      7,946    2.03%     299,996      6,073    2.02%     289,498      7,928    2.73%
  Demand deposits                   76,815                          72,602                          69,787
  Other liabilities                  4,001                           2,200                           1,996
                                  --------                        --------                        --------
  Total Liabilities                470,739                         374,798                         361,281
  Shareholders' Equity              43,699                          41,484                          39,207
                                  --------                        --------                        --------
Total Liabilities &
 Shareholders' Equity             $514,437                        $416,282                        $400,488
                                  ========                        ========                        ========
Net Interest Income                           $16,325                         $14,927                         $14,330
                                              =======                         =======                         =======
Net Interest Spread                                      3.07%                           3.47%                           3.31%
                                                         ====                            ====                            ====
Net Interest Margin                                      3.43%                           3.90%                           3.89%
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

           NET INTEREST INCOME - CHANGES DUE TO VOLUME AND RATE(1)

                                             2004 vs. 2003                          2003 vs. 2002
                                               Increase                               Increase
                                              (Decrease)                             (Decrease)
                                  ---------------------------------      ---------------------------------
                                    Total       Due to      Due to         Total       Due to      Due to
(Dollars in Thousands)            Change(2)     Volume       Rate        Change(2)     Volume       Rate
----------------------            ---------     ------      ------       ---------     ------      ------

Commercial loans                  $   (22)     $   (28)     $     6      $  (598)     $  (453)     $  (145)
Commercial real estate              1,544        2,204         (660)           8          957         (949)
Residential real estate             1,263        1,530         (267)       1,158        2,357       (1,199)
Consumer loans                       (124)        (105)         (19)        (242)        (213)         (29)
Federal funds sold                    122          123           (1)        (200)         (99)        (101)
Taxable debt securities               738          729            9       (1,493)        (772)        (721)
Tax-exempt securities                (336)        (192)        (144)          96          (88)         184
Marketable equity
 securities                            16           19           (3)         (14)         (32)          18
FHLB stock                             53           56           (3)          16           15            1
Other Investments                      17           39          (22)          11            2            9
                                  -------      -------      -------      -------      -------      -------
      Total Interest Income         3,271        4,375       (1,104)      (1,258)       1,674       (2,932)
                                  -------      -------      -------      -------      -------      -------

Savings accounts                      533          156          377         (221)          39         (260)
NOW accounts                           92           (2)          94         (126)           4         (130)
Money market accounts                 262          216           46          211           76          135
Time deposits                        (410)         238         (648)      (2,062)        (516)      (1,546)
FHLB advances                       1,026        1,647         (621)         343          618         (275)
Subordinated debt                     370          370            0            0            0            0
                                  -------      -------      -------      -------      -------      -------
      Total Interest Expense       (1,873)       2,625         (752)      (1,855)         221       (2,076)
                                  -------      -------      -------      -------      -------      -------
Net Interest Income               $ 1,398      $ 1,750      $  (352)     $   597      $ 1,453      $  (856)
                                  =======      =======      =======      =======      =======      =======

<F1>  Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated equally to changes due to volume and changes due to rate.
<F2>  The change in interest income on investments and net interest income includes interest on a fully taxable equivalent basis based on a tax rate of 34.4% for 2004, 42.80% for 2003 and 27.70% for 2002,

Comparison of Operating Results for the Years Ended
 December 31, 2004 and 2003:

      We realized net income totaling $3.6 million for the year ended December 31, 2004, equivalent to basic earnings per share of $0.89 and diluted earnings per share of $0.88. This represents a 34.8% increase in net income from the year ended December 31, 2003, where net income totaled $2.7 million, or $0.68 per share (basic) and $0.67 per share (diluted).
Net interest income increased from $14.5 million for the year ended December 31, 2003 to $16.2 million for the year ended December 31, 2004, the direct result of our growth over the year. Commensurate with loan growth, we recognized a provision for loan losses of $376,000 in 2004, compared with a loan loss benefit of $602,000 in 2003. During the past two years, we have made concerted efforts to enhance the credit quality of our loan portfolio, and the benefit taken in 2003 was the direct result of that effort. Continuing the dedication to loan quality that management has taken has resulted in a loan loss provision that management believes is in line with its growing loan portfolio. Non-interest income increased from $2.2 million for the year ended December 31, 2003 to $2.5 million for the year ended December 31, 2004. During the same period, non-interest expenses remained relatively constant, increasing from $12.7 million for the year ended December 31, 2003 to $12.8 million for the year ended December 31, 2004. Income before taxes was $5.5 million and $4.7 million, for the years ended December 31, 2004 and 2003, respectively. Income taxes decreased from $2.0 million for the year ended December 31, 2003, to $1.9 million for the year ended December 31, 2004.

      Interest income increased from $20.6 million for the year ended December 31, 2003, to $24.1 million for the year ended December 31, 2004, an increase of $17.0%. This increase can be attributed to the growth in the loan portfolio, as the average balance of loans increased by $62.5 million or 21.2%. The effect of the growth in the portfolio was somewhat offset by lower interest rates on these loans, due to the unprecedented low interest rates that were present in our market area during 2004. The yield on the loan portfolio decreased from 5.96% for the year ended December 31, 2003, to 5.66% for the year ended December 31, 2004. Interest and dividends on investments increased by $490,000, on a fully tax equivalent basis, from $3.2 million for the year ended December 31, 2003 to $3.7 million for the year ended December 31, 2004, also the result of the growth in the investment portfolio. The portfolio grew from an average balance of $71.3 million to $89.4 million. The portfolio continued to grow throughout the year, which, management believes, will lead to increasing interest income into 2005. Income from federal funds sold and overnight deposits increased from $148,000 to $270,000, the result of increased volume of overnight money, particularly when the campaigns for deposit growth were active.

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

      Non-interest expense remained relatively constant when comparing the years ended December 31, 2004 and 2003, increasing by only $116,000, or 0.9%. The small magnitude of the change is indicative of management's commitment to expense control. In 2003 and 2004 three branches were closed, and the deposits housed therein were transferred to another branch. As a result, salaries and employee benefits decreased from $7.8 million for the year ended December 31, 2003 to $7.6 million for the year ended December 31, 2004. Of this decrease, $61,000 was attributed to a decrease in pension expenses, as lump sum distributions made in 2003 necessitated the recognition of a higher level of pension expense in 2003, in accordance with FASB Statement No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits." Occupancy expense decreased from $886,000 to $781,000 over the same period. As we are opening the new Assonet branch in 2005, we expect salaries and employee benefits expense and occupancy expense to increase in 2005. Equipment expense increased from $542,000 for the year ended December 31, 2003 to $564,000 for the year ended December 31, 2004, the result of adding to our technology infrastructure. These technology upgrades were necessary, not only to enhance security and operations, but also to support the new cash management and Internet banking products, which management believes will have a positive effect on both earnings and customer retention. Stationary and supplies increased by $25,000 during the same period, primarily due to replacement costs of materials made obsolete in the technology upgrades. Professional fees increased by $11,000 when comparing the years ended December 31, 2004 and 2003. Management anticipates that professional fees will increase in 2005 due to the costs of implementing
Section 404 of the Sarbanes-Oxley Act of 2002 and implementing section 305 for the FDIC Improvement Act of 1991. Marketing costs increased from $375,000 for the year ended December 31, 2003 to $510,000 for the year ended December 31, 2004. This is the result of increased advertising and promotional costs associated with our "Coastal" product line and other deposit gathering initiatives. FDIC premiums decreased during 2004 based on the FDIC's risk-based assessment program. Other expenses increased from $1.8 million for the year ended December 31, 2003 to $2.0 million for the year ended December 31, 2004, an increase of $175,000. The increase is primarily the result of a one-time expense related to the Directors' retirement plan, resulting in an increase in the expense of $172,000. Additionally, computer service fees increased by $69,000 because of implementing the cash management and Internet banking products. Costs other than those mentioned above typically rose due to increases in general price levels of inflation.

      Income before income taxes was $5.5 million for the year ended December 31, 2004, compared to $4.7 million for the year ended December 31, 2003. Income taxes totaled $1.9 million and $2.0 million for the years ended December 31, 2004 and 2003, representing overall tax rates of 34.4% and 42.8%, respectively. The income tax rate decreased primarily because of the settlement of a dispute with the Massachusetts Department of Revenue concerning the dividends received deduction claimed by the Bank from its REIT subsidiary. Refer to Note 10 to the financial statements and Item 1 of this report for more details.

Comparison of Operating Results for the Years Ended
 December 31, 2003 and 2002:

      Net income for the year ended December 31, 2003 was $2.7 million or $0.67 per share (diluted), as compared with $3.0 million or $0.75 per share (diluted) for the year ended December 31, 2002. Net interest income increased from $14.1 million for the year ended December 31, 2002 to $14.5 million for the year ended December 31, 2003, an increase of 2.8%. We realized a loan loss benefit of $602,000 in 2003, compared to a benefit of $310,000 in 2002. Non-interest income decreased by $319,000 in 2003, while operating expenses decreased by $208,000. Income before taxes increased from $4.1 million for the year ended December 31, 2002 to $4.7 million for the year ended December 31, 2003. Income taxes increased from $1.1 million in 2002 to $2.0 million in 2003, the result of settling a dispute with the Massachusetts Department of Revenue.

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

      Total non-interest expenses decreased by $208,000 to $12.7 million for the year ended December 31, 2003, when compared to $12.9 million for the year ended December 31, 2002. Salaries and employee benefits increased by $392,000, or 5.3% from $7.4 million for the year ended December 31, 2002, to $7.8 million for the year ended December 31, 2003. The increase was attributable to additions to staff to support consumer lending activities, sales incentive commissions paid for achieving sales production targets, general salary increases due to annual performance reviews, and annual bonuses. A Chief Operating Officer/Chief Financial Officer was also hired in the second quarter of 2003, and during the third quarter of 2003, a Director of Retail and an Investment Executive was hired. In addition, employee benefit expense increased as we increased our contribution to a pension plan during 2003. Occupancy and equipment expenses totaled $1.4 million in 2003, an increase of $105,000 when compared to $1.3 million reported in 2002. The increase from 2002 to 2003 was primarily due to increased snow removal cost resulting from a cold, severe winter, and higher energy costs during the first quarter of 2003. In addition, real estate taxes on bank owned properties increased during 2003, and costs associated with closing a branch office in Swansea were recorded during the third quarter of 2003. Stationary and supplies expense decreased by $64,000 from $277,000 recorded in 2002 to $213,000 in 2003. This decrease was due to new inventory control procedures, and the closing of one branch office. Professional fees increased by $480,000 or 87.4%, from $549,000 in 2002 to $1.0 million in 2003. The increase reflects costs associated with consultants contracted for marketing, advertising, investment advisory, strategic planning, pension actuaries, and information technology. In addition, legal expenses for both corporate and loan related matters increased in 2003. Marketing expenses attributed to production and media costs, print advertising, and other direct marketing increased by $20,000, when comparing the years ended December 31, 2003 and 2002. The assessment for FDIC deposit insurance decreased by $2,000 in 2003, from $158,000 in 2002 to $156,000 in 2003. Included in total non-interest expenses in 2002 was a writedown of securities of $1,241,000 due to the recognition of impairment adjustments on equity securities that were deemed to be other than temporary. During 2003, no writedowns were necessary. Other expenses increased from $1.7 million for the year ended December 31, 2002 to $1.8 million for the year ended December 31, 2003. The increase is directly attributable to interest of $129,000 on the tax settlement with the Massachusetts Department of Revenue associated with the REIT. Other expenses declined by a total of $27,000 when comparing the years ended December 31, 2003 and 2002.

      Income before income taxes totaled $4.7 million for the year ended December 31, 2003, an increase of $616,000 when compared to $4.1 million reported for the year ended December 31, 2002. Applicable taxes increased by $883,000 to $2.0 million for the year ended December 31, 2003 when compared to $1.1 million reported for the year ended December 31, 2002. During 2003, we recorded a state income tax provision of $529,000, net of federal and state income tax benefits, as a result of the settlement with the Massachusetts Department of Revenue that retroactively disallowed the REIT dividend deduction for the years ended December 31, 1999 through December 31, 2002. Due to the impact of this additional tax provision and the related $129,000 of interest charge, the effective tax rate for 2003 was 42.80% compared to 27.70% for 2002. This increase from 2002 primarily reflects the impact of the Commonwealth of Massachusetts' change in tax law that eliminated the tax benefit derived from REIT dividends.

Unaudited Quarterly Financial Summary

                             (In thousands, except earnings per share)
                                         2004 Quarters Ended
                            March 31     June 30    Sept. 30     Dec. 31
                            --------     -------    --------     -------

Revenues                     $6,043      $6,357      $7,063      $7,148
Operating Income                851       1,002       1,576       2,075
Net Income                      585         625       1,076       1,331
Earnings per share
  Basic                      $ 0.15      $ 0.15      $ 0.27      $ 0.32
                             ======      ======      ======      ======
  Diluted                    $ 0.14      $ 0.15      $ 0.27      $ 0.32
                             ======      ======      ======      ======

                             (In thousands, except earnings per share)
                                         2003 Quarters Ended
                            March 31     June 30    Sept. 30     Dec. 31
                            --------     -------    --------     -------

Revenues                     $5,535      $5,678      $5,699      $5,918
Operating Income                616       1,533       1,104       1,438
Net Income (Loss)              (696)      1,571         750       1,059
Earnings (loss) per share
  Basic                      $(0.18)     $ 0.40      $ 0.19      $ 0.27
                             ======      ======      ======      ======
  Diluted                    $(0.18)     $ 0.39      $ 0.19      $ 0.27
                             ======      ======      ======      ======

Returns on Equity and Assets

      The following table shows our consolidated operating and capital ratios for each of the last three years:

                                     2004        2003        2002
                                     ----        ----        ----

Return on Average Assets             0.70%       0.64%       0.74%
Return on Average Equity             8.28%       6.47%       7.52%
Dividend Payout Ratio               40.00%      53.22%      47.50%

Average Equity as a percentage
 of Average Assets                   8.50%       9.97%       9.79%

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

Capital Resources
-----------------

      At December 31, 2004, our total shareholders' equity was $46.6 million, an increase of $4.1 million from $42.5 million reported on December 31, 2003. The increase in capital was a combination of several factors. Additions consisted primarily of 2004 net income of $3.6 million. Accumulated other comprehensive income increased by $537,000 as a result of fully-funding the Bank's defined benefit pension plan, which results in other comprehensive income of $402,000, and the net unrealized gain on available for sale investments of $135,000. 28,645 shares were issued at a value of $711,000, pursuant to the Dividend Reinvestment Program, in lieu of cash dividends or for optional cash contributions, and exercised stock options resulted in the issuance of 42,390 shares common stock at a value of $689,000, including a tax benefit. These additions were offset by dividends paid of $1.5 million.

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

Slade's Ferry Bancorp                                         2004                      2003
---------------------                                --------------------      --------------------
(Dollars in Thousands)                                Amount       Ratio        Amount       Ratio
----------------------                                ------       -----        ------       -----

Total Capital (to Risk Weighted Assets)              $ 58,639      15.92%      $ 44,305      13.58%
  Minimum required                                     29,647       8.00         26,096       8.00
  Excess                                               28,992       7.82         18,209       5.58
Tier 1 Capital (to Risk Weighted Assets)               54,538      14.72         40,224      12.33
  Minimum required                                     14,824       4.00         13,048       4.00
  Excess                                               39,714      10.72         27,176       8.33
Risk adjusted Assets, net of goodwill,
 non qualifying intangibles, excess allowance
 and excess deferred tax assets                       370,558                   326,198
Tier 1 Capital (Leverage Ratio)                        54,538      10.22         40,224       9.28
  Minimum required                                     21,348       4.00         17,335       4.00
  Excess                                               33,190       6.22         22,889       5.28
Quarterly average total assets, net of goodwill,
 non qualifying intangibles, and excess deferred
 tax assets                                           533,697                   429,835

Slade's Ferry Trust Company                                   2004                      2003
---------------------------                          --------------------      --------------------
(Dollars in Thousands)                                Amount       Ratio        Amount       Ratio
----------------------                                ------       -----        ------       -----

Total Capital (to Risk Weighted Assets)              $ 50,381      13.68%      $ 37,179      11.42%
  Minimum required                                     29,468       8.00         26,039       8.00
  Excess                                               20,913       5.68         11,140       3.42
Tier 1 Capital (to Risk Weighted Assets)               46,280      12.56         33,107      10.17
  Minimum required                                     14,734       4.00         13,020       4.00
  Excess                                               31,546       8.56         20,087       6.17
Risk adjusted Assets, net of goodwill,
 non qualifying intangibles, excess allowance
 and excess deferred tax assets                       368,351                   325,492
Tier 1 Capital (Leverage Ratio)                        46,280       8.67         33,107       7.70
  Minimum required                                     21,348       4.00         17,193       4.00
  Excess                                               24,901       4.67         15,914       3.70
Quarterly average total assets, net of goodwill,
 non qualifying intangibles, and excess deferred
 tax assets                                           533,697                   429,835

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

For discussion of critical accounting policies see Footnote 3 to our audited Financial Statements included in this report found on page F-9.

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

      The following table reflects our estimated exposure as a percentage of net interest income and the dollar impact for the next twelve months, assuming an immediate change in interest rates set forth below:

Rate Change       Estimated Exposure as a Percentage of Net    Dollar Impact to Net
(Basis Points)                 Interest Income                   Interest Income
--------------    -----------------------------------------    --------------------

    +300                          (7.58%)                          ($1,371,000)
    -100                           0.65%                            $  118,000

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

The following table presents the changes in EVE given rate shocks.

 Rate Change
(Basis Points)     Economic Value of Equity     Change from Flat Rates
--------------     ------------------------     ----------------------

FLAT                        13.20%                       N/A
+300                        11.93%                      -1.27%
-100                        13.05%                      -0.15%

                                   ITEM 8

                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Our consolidated financial statements, together with the independent auditors' report, appear beginning on page F-1 of the Annual Report on Form 10-K/A.

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

      On January 10, 2005, Thomas B. Almy, a longtime director of Slade's Ferry Bancorp and the Bank, passed away. Mr. Almy will be greatly missed.

                                  PART III

                                   ITEM 10

             DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Reference is hereby made to our definitive Proxy Statement for the Annual Meeting of Shareholders held on May 11, 2005. The information set forth under the heading "Directors and Executive Officers" and under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" of such Proxy Statement is incorporated herein by reference.

                                   ITEM 11

                           EXECUTIVE COMPENSATION

      Reference is hereby made to our definitive Proxy Statement for the Annual Meeting of Shareholders held on May 11, 2005. The information set forth under the heading "Executive Compensation Tables and Information" of such Proxy Statement is incorporated herein by reference.

                                   ITEM 12

       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                       AND RELATED STOCKHOLDER MATTERS

      Reference is hereby made to our definitive Proxy Statement for the Annual Meeting of Shareholders held on May 11, 2005. The information set forth under this heading of such Proxy Statement is incorporated herein by reference.

                                   ITEM 13

               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Reference is hereby made to our definitive Proxy Statement for the Annual Meeting of Shareholders held on May 11, 2005. The information set forth under this heading of such Proxy Statement is incorporated herein by reference.

                                   ITEM 14

                   PRINCIPAL ACCOUNTING FEES AND SERVICES

      Reference is hereby made to our definitive Proxy Statement for the Annual Meeting of Shareholders held on May 11, 2005. The information set forth under this heading of such Proxy Statement is incorporated herein by reference.

                                   PART IV

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

      (3)   Exhibits: see attached Exhibits Index         Page X-1

SIGNATURES
----------

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 15, 2005.

                                       Slade's Ferry Bancorp.

                                       By /s/ Mary Lynn D. Lenz
                                          ---------------------------------
                                       Mary Lynn D. Lenz, President/
                                       Chief Executive Officer and Director

      In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Anthony F. Cordeiro          08/15/05     /s/ Peter G. Collias              08/15/05
-----------------------------------------     ------------------------------------------
Anthony F. Cordeiro                           Peter G. Collias
Director                                      Director

/s/ Paul C. Downey               08/15/05     /s/ Melvyn A. Holland             08/15/05
-----------------------------------------     ------------------------------------------
Paul C. Downey                                Melvyn A. Holland
Director                                      Director

/s/ Mary Lynn D. Lenz            08/15/05     /s/ Francis A. Macomber           08/15/05
-----------------------------------------     ------------------------------------------
Mary Lynn D. Lenz                             Francis A. Macomber
President/CEO and Director                    Director

/s/ Majed Mouded, MD             08/15/05     /s/ Shaun O'Hearn Sr.             08/15/05
-----------------------------------------     ------------------------------------------
Majed Mouded, MD                              Shaun O'Hearn Sr.
Director                                      Director

/s/ Lawrence J. Oliveira, DDS    08/15/05     /s/ David F. Westgate             08/15/05
-----------------------------------------     ------------------------------------------
Lawrence J. Oliveira, DDS                     David F. Westgate
Director                                      Vice Chairman and Director

/s/ Kenneth R. Rezendes          08/15/05     /s/ William J. Sullivan           08/15/05
-----------------------------------------     ------------------------------------------
Kenneth R. Rezendes                           William J. Sullivan
Chairman of the Board and Director            Director

/s/ Deborah A. McLaughlin        08/15/05
-----------------------------------------
Deborah A. McLaughlin
Executive Vice President
Chief Financial Officer/Chief
 Operations Officer

EXHIBIT INDEX

Exhibit No.    Description                                             Item
-----------    -----------                                             ----

    3.1        Amended and Restated Articles of Incorporation
               of Slade's Ferry Bancorp.                                (1)

    3.2        Amended and Restated Bylaws of Slade's Ferry Bancorp.    (2)

    3.3        Articles of Amendment to the Amended and Restated        (3)
               Articles of Incorporation of Slade's Ferry Bank

   10.1        Slade's Ferry Bancorp. 1996 Stock Option Plan,           (4)
               as amended

   10.2        Supplemental Executive Retirement Agreement between      (5)
               Slade's Ferry Bancorp. and Manuel J. Tavares

   10.3        Form of Director Supplemental Retirement Program         (6)
               Director Agreement, Exhibit 1 thereto (Slade's
               Ferry Trust Company Director Supplemental
               Retirement Program Plan) and Endorsement Method
               Split Dollar Plan Agreement thereunder.

   10.4        Form of Directors' Paid-up Insurance Policy (part        (7)
               of the Director Supplemental Retirement Program).

   10.5        Supplemental Executive Retirement Agreement between      (8)
               Slade's Ferry Bancorp. and Mary Lynn D. Lenz

   10.6        Employment Agreement between Slade's Ferry Bancorp.      (9)
               and Mary Lynn D. Lenz

   10.7        Employment Agreement between Slade's Ferry Bancorp.     (10)
               and Deborah A. McLaughlin

   10.8        Employment Agreement between Slade's Ferry Bancorp.     (11)
               and Manuel J. Tavares

   10.9        Form Change of Control Agreement                        (12)

   10.10       Severance Pay Plan                                      (13)

   10.11       Slade's Ferry Bancorp 2004 Equity Incentive Plan        (14)

   14.1        Code of Ethics                                          (15)

   21.1        List of Subsidiaries                                    (16)

   23.1        Consent of Independent Public Accountants

   31.1        Rule 13a-14(a)/15d-14(a) Certification of the CEO

   31.2        Rule 13a-14(a)/15d-14(a) Certification of the CFO

   32.1        Section 1350 Certification of the CEO

   32.2        Section 1350 Certification of the CFO

<F1>  Incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with the Commission on April 14, 1997.
<F2>  Incorporated by reference to the Registrant's Form 10-Q filed with the Commission on May 12, 2005.
<F3>  Incorporated by reference to the Registrant's Form 8-K filed with the
      Commission on December 21, 2004.
<F4>  Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 1999.
<F5>  Incorporated by reference to the Registrant's Form 10-K/ASB for the fiscal year ended December 31, 1996.
<F6>  Incorporated by reference to Exhibit 10 to the Registrant's Form 10-Q for the quarter ended March 31, 1999.
<F7>  Incorporated by reference to Exhibit 10 to the Registrant's Form 10-
      QSB for the quarter ended June 30, 1998.
<F8>  Incorporated by reference to Exhibit 10.10 to the Registrant's Form
      10-Q for the quarter ended March 31, 2003.




<F9>  Incorporated by reference to Exhibit 10.11 to the Registrant's Form
      10-Q for the quarter ended June 30, 2004.
<F10> Incorporated by reference to Exhibit 10.7 to the Registrant's Form
      10-Q for the quarter ended September 30, 2004.
<F11> Incorporated by reference to Exhibit 10.8 to the Registrant's Form
      10-Q for the quarter ended September 30, 2004.
<F12> Incorporated by reference to the Registrant's Form 8-K filed with the
      Commission on January 13, 2005.
<F13> Incorporated by reference to the Registrant's Form 8-K filed with the
      Commission on January 14, 2005.
<F14> Incorporated by reference to Appendix C to the Registrant's Proxy
      Statement filed on April 9, 2004.
<F15> Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2003.
<F16> Incorporated by reference to Part I, Item 1 - "General."

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

                Shatswell MacLeod & Company, P.C. Letterhead


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

As described in Note 2, the Company has restated its financial statements for 2004, 2003 and 2002 to correct the effects of overstating the Company's prepaid benefit cost and understating the Company's pension plan expense related to its defined benefit pension plan.

                                   /s/ Shatswell, MacLeod & Company, P.C.

                                   SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts
January 13, 2005, except for Note 2,
 as to which the date is July 19, 2005

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS

                         December 31, 2004 and 2003

                                                                 2004              2003
                                                                 ----              ----

Assets
------
Cash and due from banks                                      $ 15,983,574      $ 18,428,932
Interest bearing demand deposits with other banks                 410,450           213,438
Money market mutual funds                                               -            63,539
Federal Home Loan Bank overnight deposit                        5,000,000                 -
Federal funds sold                                             13,800,000         4,000,000
                                                             ------------      ------------
      Cash and cash equivalents                                35,194,024        22,705,909
Interest bearing time deposits with other bank                    100,000           200,000
Investments in available-for-sale securities
 (at fair value)                                               83,882,432        47,162,852
Investments in held-to-maturity securities
 (fair values of $38,112,316 as of December 31, 2004
 and $11,851,713 as of December 31, 2003)                      37,773,227        11,300,402
Federal Home Loan Bank stock                                    4,649,700         3,023,800
Loans, net of allowance for loan losses $4,101,026
 in 2004 and $4,154,294 in 2003                               362,264,873       331,496,525
Premises and equipment                                          5,527,362         5,894,736
Goodwill                                                        2,173,368         2,173,368
Accrued interest receivable                                     1,969,151         1,497,104
Cash surrender value of life insurance                         11,548,320        10,980,879
Deferred taxes                                                  1,179,781         2,138,336
Other assets                                                    3,136,100           659,791
                                                             ------------      ------------

      Total assets                                           $549,398,338      $439,233,702
                                                             ============      ============

Liabilities and Stockholders' Equity
------------------------------------
Deposits:
  Noninterest-bearing                                        $ 80,232,029      $ 73,253,462
  Interest-bearing                                            319,672,702       259,891,355
                                                             ------------      ------------
      Total deposits                                          399,904,731       333,144,817
Federal Home Loan Bank advances                                90,286,416        60,474,864
Subordinated debentures                                        10,310,000                 -
Other liabilities                                               2,296,213         3,076,994
                                                             ------------      ------------
      Total liabilities                                       502,797,360       396,696,675
Stockholders' equity:
Common stock, par value $.01 per share; authorized
 10,000,000 shares; issued and outstanding 4,068,423.1
 shares in 2004 and 3,995,857.1 shares in 2003                     40,684            39,959
  Paid-in capital                                              29,976,062        28,609,206
  Retained earnings                                            16,459,244        14,300,258
Accumulated other comprehensive income (loss)                     124,988          (412,396)
                                                             ------------      ------------
      Total stockholders' equity                               46,600,978        42,537,027
                                                             ------------      ------------
      Total liabilities and stockholders' equity             $549,398,338      $439,233,702
                                                             ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF INCOME

                Years Ended December 31, 2004, 2003 and 2002

                                                      2004             2003             2002
                                                      ----             ----             ----

Interest and dividend income:
  Interest and fees on loans                       $20,263,566      $17,602,784      $17,276,773
  Interest and dividends on securities:
      Taxable                                        3,152,633        2,349,161        3,826,659
      Tax-exempt                                       416,235          511,761          577,982
  Interest on federal funds sold                       184,608          100,791          227,229
  Other interest                                        89,071           52,133          127,831
                                                   -----------      -----------      -----------
      Total interest and dividend income            24,106,113       20,616,630       22,036,474
Interest expense:
  Interest on deposits                               4,981,673        4,505,217        6,703,002
  Interest on Federal Home Loan Bank advances        2,594,356        1,567,953        1,216,559
  Interest on other borrowed funds                                                         8,193
  Interest on subordinated debentures                  369,853                -                -
                                                   -----------      -----------      -----------
      Total interest expense                         7,945,882        6,073,170        7,927,754
                                                   -----------      -----------      -----------
      Net interest and dividend income              16,160,231       14,543,460       14,108,720
Provision (benefit) for loan losses                    376,215         (602,326)        (310,000)
                                                   -----------      -----------      -----------
Net interest and dividend income after
 provision (benefit) for loan losses                15,784,016       15,145,786       14,418,720
Noninterest income:
  Service charges on deposit accounts                  519,750          569,189          551,060
  Overdraft service charges                            518,247          549,923          333,977
(Loss) gain on sales and calls of
 available-for-sale securities, net                     (5,589)           1,944          625,832
Gain on sales of mortgage loans, net                   195,817                                 -
Increase in cash surrender value of life
 insurance policies                                    432,441          510,744          443,220
  Other income                                         844,414          581,745          578,728
                                                   -----------      -----------      -----------
      Total noninterest income                       2,505,080        2,213,545        2,532,817
Noninterest expense:
  Salaries and employee benefits                     7,639,746        7,785,970        7,393,671
  Occupancy expense                                    780,978          886,287          845,366
  Equipment expense                                    564,141          541,960          478,047
  Stationary and supplies                              237,807          213,075          276,824
  Professional fees                                  1,039,773        1,028,770          549,036
  Marketing expense                                    509,644          375,126          355,203
  Writedown of securities                                    -                -        1,240,868
  Other expense                                      2,012,615        1,837,724        1,738,094
                                                   -----------      -----------      -----------
      Total noninterest expense                     12,784,704       12,668,912       12,877,109
                                                   -----------      -----------      -----------
      Income before income taxes                     5,504,392        4,690,419        4,074,428
Income taxes                                         1,887,203        2,006,776        1,123,825
                                                   -----------      -----------      -----------
      Net income                                   $ 3,617,189      $ 2,683,643      $ 2,950,603
                                                   ===========      ===========      ===========
Earnings per common share                          $      0.89      $      0.68      $      0.75
                                                   ===========      ===========      ===========
Earnings per common share assuming dilution        $      0.88      $      0.67      $      0.75
                                                   ===========      ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                Years Ended December 31, 2004, 2003 and 2002

                                                                                           Accumulated
                                                                                              Other
                                              Common                        Retained      Comprehensive
                                              Stock     Paid-in Capital     Earnings      (Loss) Income        Total
                                              ------    ---------------     --------      -------------        -----

Balance, December 31, 2001,
 as previously reported                      $38,700      $26,761,997      $11,892,623      $(227,189)      $38,466,131
Cumulative effect of pension plan
 adjustment (see Note 2)                                                      (379,145)      (205,800)         (584,945)
                                             -------      -----------      -----------      ---------       -----------
Balance December 31, 2001 as restated         38,700       26,761,997       11,513,478       (432,989)       37,881,186
Comprehensive income:
  Net income, as restated                                                    2,950,603
  Other comprehensive income, as restated                                                     272,162
      Comprehensive income                                                                                    3,222,765
Issuance of common stock from dividend
 reinvestment plan                               472          675,841                                           676,313
Stock issuance relating to optional
 cash contribution plan                          100          138,012                                           138,112
Stock options exercised                          106           94,963                                            95,069
Tax benefit of stock options                                   22,386                                            22,386
Dividends on minority interest preferred
 stock ($40.00 per share)                                                       (4,320)                          (4,320)
Dividends declared ($.36 per share)                                         (1,408,520)                      (1,408,520)
                                             -------      -----------      -----------      ---------       -----------
Balance, December 31, 2002                    39,378       27,693,199       13,051,241       (160,827)       40,622,991
Comprehensive income:
  Net income                                                                 2,683,643
  Other comprehensive income                                                                 (251,569)
      Comprehensive income                                                                                    2,432,074
Issuance of common stock from dividend
 reinvestment plan                               424          682,362                                           682,786
Stock issuance relating to optional
 cash contribution plan                           73          113,321                                           113,394
Stock options exercised                           84           93,766                                            93,850
Tax benefit of stock options                                   26,558                                            26,558
Dividends on minority interest preferred
 stock ($40.00 per share)                                                       (4,040)                          (4,040)
Dividends declared ($.36 per share)                                         (1,430,586)                      (1,430,586)
                                             -------      -----------      -----------      ---------       -----------
Balance, December 31, 2003                    39,959       28,609,206       14,300,258       (412,396)       42,537,027
Comprehensive income:
  Net income                                                                 3,617,189
  Other comprehensive income                                                                  537,384
      Comprehensive income                                                                                    4,154,573
Issuance of common stock from dividend
 reinvestment plan                               286          607,191                                           607,477
Stock issuance relating to optional
 cash contribution plan                           49          103,232                                           103,281
Stock options exercised                          424          531,506                                           531,930
Tax benefit of stock options                                  157,261                                           157,261
Retirement of 3,412 shares of common stock       (34)         (32,334)                                          (32,368)
Dividends declared ($.36 per share)                                         (1,458,203)                      (1,458,203)
                                             -------      -----------      -----------      ---------       -----------
Balance, December 31, 2004                   $40,684      $29,976,062      $16,459,244      $ 124,988       $46,600,978
                                             =======      ===========      ===========      =========       ===========

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                Years Ended December 31, 2004, 2003 and 2002
                                 (continued)

                                                                        2004           2003           2002
                                                                        ----           ----           ----

Other comprehensive income and reclassification
disclosure for the years ended December 31:
Unrealized gains (losses) on securities
Net unrealized gains (losses) on available-for-sale securities       $ 122,161      $(442,358)     $  53,577
Reclassification adjustment for realized losses (gains)
 in net income                                                           5,589         (1,944)       615,036
                                                                     ---------      ---------      ---------
Net unrealized gains (losses) on securities                            127,750       (444,302)       668,613
  Income tax benefit (expense)                                           6,978        211,290       (324,398)
                                                                     ---------      ---------      ---------
    Net of tax amount                                                  134,728       (233,012)       344,215
                                                                     ---------      ---------      ---------
  Minimum pension liability adjustment                                 681,659        (31,415)      (121,979)
Income tax (expense) benefit                                          (279,003)        12,858         49,926
                                                                     ---------      ---------      ---------
    Net of tax amount                                                  402,656        (18,557)       (72,053)
                                                                     ---------      ---------      ---------
Other comprehensive income (loss), net of tax                        $ 537,384      $(251,569)     $ 272,162
                                                                     =========      =========      =========

Accumulated other comprehensive income (loss) consists of the following as of December 31:

                                                                        2004           2003           2002
                                                                        ----           ----           ----

Net unrealized gains (losses) on available-for-sale
 securities, net of taxes                                            $ 124,988      $  (9,740)     $ 223,272
  Minimum pension liability adjustment, net of taxes                         -       (402,656)      (384,099)
                                                                     ---------      ---------      ---------
  Accumulated other comprehensive income (loss)                      $ 124,988      $(412,396)     $(160,827)
                                                                     =========      =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                Years Ended December 31, 2004, 2003 and 2002

                                                                    2004              2003              2002
                                                                    ----              ----              ----

Cash flows from operating activities:
Net income                                                      $  3,617,189      $  2,683,643      $  2,950,603
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Amortization, net of accretion of securities                       247,288           184,489           162,144
  Loss (gain) on sales and calls of available-for-sale
   securities, net                                                     5,589            (1,944)         (625,832)
  Writedown of securities                                                  -                 -         1,240,868
  Change in unearned income                                           (3,946)          102,159           (40,927)
  Provision for loan losses                                          376,215          (602,326)         (310,000)
  Gain of sales of mortgage loans, net                              (195,817)                -                 -
  Depreciation and amoritization                                     658,915           639,402           637,342
  (Gain) loss on sale of property and equipment                            -            (1,400)              501
  Increase in cash surrender value of life insurance policies       (432,441)         (510,744)         (443,220)
  (Increase) decrease in other assets                               (109,041)           39,511           (29,839)
  (Increase) decrease in prepaid expenses                         (1,135,070)             (870)           95,169
  Amortization of deferred costs relating to issuance of
   subordinated debentures                                             4,169                 -                 -
  Decrease (increase) in income taxes receivable                      94,852           607,674          (714,639)
  (Increase) decrease in interest receivable                        (472,047)           (4,513)          461,398
  Increase in other liabilities                                       11,794            78,062           211,588
  (Decrease) increase in accrued expenses                           (258,947)           63,062           231,634
  Increase (decrease) in interest payable                            141,442            46,853           (13,394)
  Deferred tax (benefit) expense                                     686,530           312,484           106,309
                                                                ------------      ------------      ------------
  Net cash provided by operating activities                        3,236,674         3,635,542         3,919,705
                                                                ------------      ------------      ------------

Cash flows from investing activities:
  Decrease (increase) in interest bearing time
   deposits with other banks                                         100,000                 -          (100,000)
  Purchases of available-for-sale securities                     (57,976,387)      (33,726,207)      (37,391,128)
  Proceeds from sales of available-for-sale securities             1,645,686           864,217        16,853,893
  Proceeds from maturities of available-for-sale securities       19,535,749        50,993,737        33,638,864
  Purchases of held-to-maturity securities                       (30,108,838)       (4,926,305)       (3,417,675)
  Proceeds from maturities of held-to-maturity securities          3,586,258         7,308,637         5,990,548
  Purchases of Federal Home Loan Bank stock                       (1,625,900)       (2,010,400)                -
  Investment in unconsolidated subsidiary                           (310,000)                -                 -
  Loan originations and principal collections, net               (39,527,683)      (71,600,640)      (11,209,891)
  Purchase of loans                                                        -        (2,176,873)         (300,000)
  Proceeds from sales of loans                                     8,487,112         2,484,080                 -
  Recoveries of loans previously charged off                          95,771           113,131            62,397
  Capital expenditures                                              (886,449)         (459,857)         (253,582)
  Proceeds from sale of property and equipment                             -             1,400            10,099
  Redemption of life insurance policy                                      -           331,026                 -
  Investment in life insurance policies                             (135,000)       (1,050,500)       (1,610,000)
  Increase in limited partnership                                   (119,050)                -                 -
                                                                ------------      ------------      ------------
  Net cash (used in) provided by investing activities            (97,238,731)      (53,854,554)        2,273,525
                                                                ------------      ------------      ------------

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                Years Ended December 31, 2004, 2003 and 2002
                                 (continued)

                                                                    2004              2003              2002
                                                                    ----              ----              ----

Cash flows from financing activities:
  Net increase in demand deposits, NOW and savings accounts       48,091,783        12,376,880        22,661,421
  Net increase (decrease) in time deposits                        18,668,131       (14,864,595)      (24,072,231)
  Long-term advances from Federal Home Loan Bank                  35,476,000        37,279,000         3,450,000
  Payments on Federal Home Loan Bank long-term advances           (1,364,448)         (289,474)       (1,247,749)
  Net change in short-term advances from Federal Home
   Loan Bank                                                      (4,300,000)        4,300,000                 -
  Net decrease in other borrowed funds                                     -                 -          (465,216)
  Proceeds from issuance of common stock                             710,758           796,180           814,425
  Stock options exercised                                            531,930            93,850            95,069
  Retirement of shares of common stock                               (32,368)                -                 -
  Dividends paid                                                  (1,451,614)       (1,429,456)       (1,405,723)
  Proceeds from issuance of subordinated debentures               10,160,000                 -                 -
  Repurchase of minority interest preferred stock                          -           (56,000)           (1,500)
  Issuance of minority interest preferred stock                            -             2,000             2,500
                                                                ------------      ------------      ------------
  Net cash provided by (used in) financing activities            106,490,172        38,208,385          (169,004)
                                                                ------------      ------------      ------------

Net increase (decrease) in cash and cash equivalents              12,488,115       (12,010,627)        6,024,226
Cash and cash equivalents at beginning of year                    22,705,909        34,716,536        28,692,310
                                                                ------------      ------------      ------------
Cash and cash equivalents at end of period                      $ 35,194,024      $ 22,705,909      $ 34,716,536
                                                                ============      ============      ============

Supplemental disclosures:
  Interest paid                                                 $  7,804,440      $  6,026,317      $  7,941,148
  Income taxes paid                                                1,105,821         1,086,618         1,732,155
  Transfer from premises and equipment to other assets               601,310                 -                 -

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

NOTE 2 - RESTATEMENT OF DEFINED BENEFIT PENSION PLAN
----------------------------------------------------

On July 13, 2005, the Company's Board of Directors, upon the recommendation of the Audit Committee and management, concluded that certain reporting errors relating to the Company's defined benefit pension plan had been reflected in the Company's financial statements commencing in the year ended December 31, 1996. The reporting errors involved the overstatement of the Company's prepaid benefit cost and understatement of the Company's defined benefit plan expense since the fiscal year ended December 31, 1996 due to (1) the failure to use settlement accounting for significant lump sum distributions, as required by FASB Statement No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits, and (2) the understatement of the Company's projected benefit obligation prior to 2003. The cumulative effect of the errors on the Company's stockholders' equity at December 31, 2001 was to reduce stockholders' equity by $584,945.

The following table presents the original presentation and restated amounts reported in the balance sheets at December 31, 2004 and 2003, respectively.

                                                December 31, 2004                               December 31, 2003
                                  ------------------------------------------      --------------------------------------------
                                  Originally                                      Originally
                                   reported        As adjusted       Change        reported        As adjusted        Change
                                  ----------       -----------       ------       ----------       -----------        ------

Prepaid pension asset, included
 in other assets                  $ 1,851,861      $1,118,130      $(733,731)     $   231,063      $         -      $(312,434)
Intangible pension asset,
 included in other assets                   -               -              -          125,899                -       (125,899)
Deferred taxes                        879,465       1,179,781        300,316        1,996,213        2,138,336        142,123
Accrued pension liability,
 included in other liabilities              -               -              -        1,134,669        1,124,944         (9,725)
Minimum pension liability, net
 of tax, included in accumulated
 other comprehensive loss                   -               -              -         (595,879)        (402,656)       193,223
Retained earnings                  16,892,659      16,459,244       (433,415)      14,698,595       14,300,258       (398,337)

The following table presents the impact of the pension adjustment on net income and earnings per share for the years ended December 31, 2004, 2003 and 2002.

At or for the
year ended                                 12/31/2004      12/31/2003      12/31/2002
-------------                              ----------      ----------      ----------

Net income as previously reported          $3,652,267      $2,687,886      $2,965,552
Increase to pension expense                    59,383           7,183          25,307

Net deferred tax effect                       (24,305)         (2,940)        (10,358)
                                           ----------      ----------      ----------

Decrease to net income                        (35,078)         (4,243)        (14,949)
                                           ----------      ----------      ----------
Net income as restated)
                                           $3,617,189      $2,683,643      $2,950,603
                                           ==========      ==========      ==========

Earnings per share as previously reported:
  Basic                                         $0.90            $0.68          $0.76
  Diluted                                       $0.89            $0.67          $0.75
Earnings per share as restated:
  Basic                                         $0.89            $0.68          $0.75
  Diluted                                       $0.88            $0.67          $0.75

NOTE 3 - ACCOUNTING POLICIES
----------------------------

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

STOCK BASED COMPENSATION:

At December 31, 2004, the Company has two stock-based employee compensation plans which are described more fully in Note 17. The Company accounts for the plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income (except for appreciation from options surrendered as described in Note 17), as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123 (revised 2004), "Share Based Payment," to stock-based employee compensation.

                                                                       For the years ended December 31,
                                                                     2004            2003            2002
                                                                     ----            ----            ----

Net income, as reported                                           $3,617,189      $2,683,643      $2,950,603

Deduct:  Total stock-based employee compensation
         expense determined under fair value based
         method for all awards, net of related tax effects           152,960         131,920          59,377
                                                                  ----------      ----------      ----------

Pro forma net income                                              $3,464,229      $2,551,723      $2,891,226
                                                                  ==========      ==========      ==========
Earnings per share:
         Basic - as reported                                      $     0.89      $     0.68      $     0.75

         Basic - pro forma                                        $     0.86      $     0.64      $     0.74

         Diluted - as reported                                    $     0.88      $     0.67      $     0.75

         Diluted - pro forma                                      $     0.85      $     0.64      $     0.73

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

NOTE 4 - INVESTMENTS IN SECURITIES
----------------------------------

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
                                                     ===========      ========      ========      ===========

                                                                       Gross         Gross
                                                     Amortized      Unrealized     Unrealized       Fair
                                                        Cost           Gains         Losses         Value
                                                     ---------      ----------     ----------       -----

Held-to-maturity securities:
  December 31, 2004
    Debt securities issued by states of the
     United States and political subdivisions
     of the states                                   $ 8,587,702      $339,878      $             $ 8,927,580
    Mortgage-backed securities                        29,185,525        14,740       15,529        29,184,736
                                                     -----------      --------      -------       -----------
                                                     $37,773,227      $354,618      $15,529       $38,112,316
                                                     ===========      ========      =======       ===========

  December 31, 2003:
    Debt securities issued by states of the
     United States and political subdivisions
     of the states                                   $11,299,521      $551,281      $             $11,850,802
    Mortgage-backed securities                               881            30                            911
                                                     -----------      --------      -------       -----------
                                                     $11,300,402      $551,311      $             $11,851,713
                                                     ===========      ========      =======       ===========

The scheduled maturities of debt securities were as follows as of December 31, 2004

                                        Available-For-Sale        Held-To-Maturity
                                        ------------------    ----------------------------
                                               Fair           Amortized           Fair
                                               Value          Cost Basis          Value
                                               -----          ----------          -----

Due within one year                         $ 2,216,105       $ 1,816,602      $ 1,841,747
Due after one year through five years        45,958,815         4,222,142        4,388,882
Due after five years through ten years        2,515,264         1,349,474        1,418,648
Due after ten years                                             1,199,484        1,278,303
Mortgage-backed securities                   28,207,071        29,185,525       29,184,736
                                            -----------       -----------      -----------
                                            $78,897,255       $37,773,227      $38,112,316
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

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized-loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, are as follows as of December 31, 2004:

                                            Less than 12 Months            12 Months or Longer                  Total
                                       --------------------------      -------------------------      --------------------------
                                         Fair          Unrealized        Fair         Unrealized        Fair         Unrealized
                                         Value           Losses          Value          Losses          Value          Losses
                                         -----         ----------        -----        ----------        -----        -----------

Debt securities issued by the U.S.
  Treasury and other U.S. government
   corporations and agencies           $15,445,358      $ 58,586      $10,770,149      $226,919      $26,215,507      $285,505
Corporate debt securities                2,034,760        29,391                                       2,034,760        29,391
Mortgage-backed securities              24,304,191        81,161                                      24,304,191        81,161
Marketable equity securities               613,740        55,064        1,228,922       256,322        1,842,662       311,386
                                       -----------      --------      -----------      --------      -----------      --------
      Total temporarily impaired
       securities                      $42,398,049      $224,202      $11,999,071      $483,241      $54,397,120      $707,443
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

NOTE 5 - LOANS
--------------

Loans consisted of the following as of December 31:

                                                              2004              2003
                                                              ----              ----

Commercial, financial and agricultural                    $ 26,605,804      $ 33,980,019
Real estate - construction and land development             24,240,417        10,346,259
Real estate - residential                                   97,496,035        88,018,791
Real estate - commercial                                   192,822,179       181,401,095
Home equity lines of credit                                 23,130,602        18,329,921
Consumer                                                     2,510,309         4,018,227
                                                          ------------      ------------
                                                           366,805,346       336,094,312
Allowance for loan losses                                   (4,101,026)       (4,154,394)
Unearned income                                               (439,447)         (443,393)
                                                          ------------      ------------
      Net loans, carrying amount                          $362,264,873      $331,496,525
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

Changes in the allowance for loan losses were as follows for the years ended December 31:

                                                   2004            2003            2002
                                                   ----            ----            ----

Balance at beginning of period                  $4,154,394      $4,854,388      $5,484,519
Loans charged off                                 (525,354)       (210,799)       (382,528)
Provision (benefit) for loan losses                376,215        (602,326)       (310,000)
Recoveries of loans previously charged off          95,771         113,131          62,397
                                                ----------      ----------      ----------
Balance at end of period                        $4,101,026      $4,154,394      $4,854,388
                                                ==========      ==========      ==========

The following table sets forth information regarding nonaccrual loans and accruing loans 90 days or more overdue as of December 31:

                                                       2004          2003
                                                       ----          ----

Nonaccrual loans                                     $505,888      $407,363
                                                     ========      ========

Accruing loans which are 90 days or more overdue     $      0      $      0
                                                     ========      ========

Information about loans that meet the definition of an impaired loan in Statement of Financial Accounting Standards No. 114 is as follows as of December 31:

                                                       2004                        2003
                                            -------------------------   -------------------------
                                             Recorded       Related      Recorded       Related
                                            Investment     Allowance    Investment     Allowance
                                            In Impaired    For Credit   In Impaired    For Credit
                                                Loans        Losses        Loans         Losses
                                            -----------    ----------   -----------    ----------

Loans for which there is a related
 allowance for credit losses                  $ 67,195      $3,359      $1,858,135      $275,071

Loans for which there is no related
 allowance for credit losses                    48,805                     106,656
                                              --------      ------      ----------      --------

      Totals                                  $116,000      $3,359      $1,964,791      $275,071
                                              ========      ======      ==========      ========

Average recorded investment in impaired
 loans during the year ended December 31      $933,320                  $2,193,189
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
                                              ========                  ==========

NOTE 6 - PREMISES AND EQUIPMENT
-------------------------------

The following is a summary of premises and equipment as of December 31:

                                                    2004             2003
                                                    ----             ----

Land                                            $ 1,600,368      $ 1,710,368
Buildings                                         6,354,562        6,968,527
Furniture and equipment                           5,578,044        5,054,017
Leasehold improvements                               22,125          383,436
Assets in process                                   151,160
                                                -----------      -----------
                                                 13,706,259       14,116,348
Accumulated depreciation and amortization        (8,178,897)      (8,221,612)
                                                -----------      -----------
                                                $ 5,527,362      $ 5,894,736
                                                ===========      ===========

NOTE 7 - DEPOSITS
-----------------

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

NOTE 8 - FEDERAL HOME LOAN BANK (FHLB) ADVANCES
-----------------------------------------------

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

NOTE 9 - SUBORDINATED DEBENTURES
--------------------------------

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

NOTE 10 - INCOME TAXES
----------------------

The components of income tax expense are as follows for the years ended December 31:

                                           2004            2003            2002
                                           ----            ----            ----

Current:
  Federal                               $  877,646      $  498,670      $  920,469
  State                                    323,027       1,195,622          97,047
                                        ----------      ----------      ----------
                                         1,200,673       1,694,292       1,017,516
                                        ----------      ----------      ----------
Deferred:
  Federal                                  540,566         307,464          72,081
  State                                    160,746          93,008          34,228
  Change in the valuation allowance        (14,782)        (87,988)
                                        ----------      ----------      ----------
                                           686,530         312,484         106,309
                                        ----------      ----------      ----------
      Total income tax expense          $1,887,203      $2,006,776      $1,123,825
                                        ==========      ==========      ==========

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows for the years ended December 31:

                                                          2004        2003        2002
                                                         ------      ------      ------
                                                          % of        % of        % of
                                                         Income      Income      Income
                                                         ------      ------      ------

Federal income tax at statutory rate                     34.0 %      34.0 %      34.0 %
Increase (decrease) in tax resulting from:
  Tax-exempt income                                      (5.2)       (7.4)       (8.5)
  Dividends received deduction                            (.4)        (.4)        (.6)
  Unallowable expenses                                     .4          .4          .6
State tax, net of federal tax benefit                     5.8         5.7         2.1
Additional state tax, net of federal tax benefit
 due to REIT dividend deduction settlement                           12.4
Change in valuation allowance                             (.3)       (1.9)
                                                         ----        ----        ----
      Effective tax rates                                34.3%       42.8 %      27.6 %
                                                         ====        ====        ====

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of December 31:

                                                           2004            2003
                                                           ----            ----

Deferred tax assets:
  Allowance for loan losses                             $1,545,289      $1,567,133
  Deferred loan fees                                       185,930         189,949
  Interest on non-performing loans                          48,005          67,005
  Accrued employee benefits                                133,015         120,712
  Deferred compensation                                    114,616          33,065
  Writedown of securities                                   52,941          52,941
  Minimum pension liability adjustment                                     279,003
  Accrued Pension                                                          181,437
  Net unrealized holding loss on available-for-sale
   equity securities                                        54,444          54,937
  Other adjustments                                                            292
                                                        ----------      ----------
  Gross deferred tax assets                              2,134,240       2,546,474
  Valuation allowance                                                      (69,719)
                                                        ----------      ----------
                                                         2,134,240       2,476,755
                                                        ----------      ----------
Deferred tax liabilities:
  Accelerated depreciation                                (343,791)       (233,247)
  Prepaid pensions                                        (457,651)              -
  Discount accretion                                        (1,942)         (1,563)
  Deferred gain on stock conversion                         (2,317)         (2,317)
  Net unrealized holding gain on available-for-sale
   debt securities                                        (148,758)       (101,292)
                                                        ----------      ----------
    Gross deferred tax liabilities                        (954,459)       (338,419)
                                                        ----------      ----------
      Net deferred tax asset                            $1,179,781      $2,138,336
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

NOTE 11 - EMPLOYEE BENEFITS
---------------------------

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

The following tables set forth information about the plan as of December 31, the measurement date, and the years then ended:

                                                  2004             2003             2002
                                                  ----             ----             ----

Change in projected benefit obligation:
Benefit obligation at beginning of yr          $1,746,673      $ 1,706,131      $ 1,669,707
  Interest cost                                   105,543          107,523          114,887
  Assumption changes                                    -          252,371                -
  Actuarial loss (gain)                             7,768          (95,454)          21,521
  Settlement                                       65,755           74,633                -
  Expected distributions                         (263,019)        (298,531)         (99,984)
                                               ----------      -----------      -----------
     Benefit obligation at end of year          1,662,720        1,746,673        1,706,131
                                               ----------      -----------      -----------

Change in plan assets:
  Plan assets at estimated fair value
    at beginning of year                          621,729          672,631          830,561
  Employer contribution                         1,710,300          150,000                -
  Actual return on plan assets                     25,149           97,629          (57,946)
  Benefits paid                                  (263,019)        (298,531)         (99,984)
                                               ----------      -----------      -----------
Fair value of plan assets at end of year        2,094,159          621,729          672,631
                                               ----------      -----------      -----------

Funded status at end of year                      431,439       (1,124,944)      (1,033,500)
Unrecognized net actuarial loss                   686,691          681,659          650,244
                                               ----------      -----------      -----------
      Net amount recognized                    $1,118,130      $  (443,285)     $  (383,256)
                                               ==========      ===========      ===========

Amounts recognized in the balance sheet
   consist of:
  Prepaid (accrued) benefit cost               $1,118,130      $  (443,285)     $  (383,256)
  Additional minimum liability                          -         (681,659)        (650,244)
  Accumulated other comprehensive loss
     before income tax benefit                          -          681,659          650,244
                                               ----------      -----------      -----------
       Net amount recognized                   $1,118,130      $  (443,285)     $  (383,256)
                                               ==========      ===========      ===========

The accumulated benefit obligation for all defined benefit pension plans was $1,662,720 and $1,746,673 at December 31, 2004 and 2003, respectively.

The discount rate used in determining the actuarial present value of the projected benefit obligation was 6.25% for 2004 and 2003.

Components of net periodic benefit cost:

                                             2004           2003          2002
                                             ----           ----          ----

Interest cost on benefit obligation       $ 105,543      $ 107,523      $114,887
Expected return on assets                  (107,630)       (47,869)      (62,446)
Amortization of net loss                     42,347         33,870        19,934
Settlement                                  108,625        116,505             -
                                          ---------      ---------      --------
Net periodic benefit cost                 $ 148,885      $ 210,029      $ 72,375
                                          =========      =========      ========

For the years ended December 31, 2004, 2003 and 2002, the assumptions used to determine the net periodic pension costs are as follows:

                                     2004       2003       2002
                                     ----       ----       ----

Discount rate                        6.25%      7.00%      7.00%
Expected long-term rate of
 return on plan assets               8.00       8.00       8.00

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

The Company's pension plan asset allocations by asset category are as follows:

                                    Plan Assets at December 31,
                        ------------------------------------------------
Asset Category             2004        Percent        2003       Percent
--------------             ----        -------        ----       -------

Money market funds      $1,661,778      79.35%      $
Equity securities          293,702      14.03        419,589      67.49%
Debt securities            138,679       6.62        202,140      32.51
                        ----------     ------       --------     ------
      Total             $2,094,159     100.00%      $621,729     100.00%
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

The plan assets are primarily debt and equity securities. The weighted-average target asset allocations of the plan are 66% in equity securities, 33% in debt securities, and 1% in cash.

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

In May of 2004 the Company entered into an Employment Agreement (the "Agreement") with the President of the Company. In August of 2004, the Company entered into Employment Agreements (the "Contracts") with two additional executive officers of the Bank. Under the Agreement and Contracts, the President and Executive Officers are entitled to severance benefits upon a change-in-control as defined in the Agreement and Contracts. The severance benefits include, among other things, the value of the cash compensation, value of employer contributions to employer-provided benefit plans and continued fringe benefits that the President would have received had she worked an additional three years and the Executive Officers would have received had they worked an additional two years. In addition, the President and Executive Officers would be entitled to accelerated vesting in other benefit plans upon a change of control or termination without cause. The President would also be indemnified for any impact from excise taxes due under Section 4999 of the Code while the Executive Officers would have any benefits limited to avoid excise taxes under Section 4999 of the Code.

NOTE 12 - COMMITMENTS AND CONTINGENT LIABILITIES
------------------------------------------------

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

NOTE 13 - FINANCIAL INSTRUMENTS
-------------------------------

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

The estimated fair values of the Company's financial instruments, all of which are held or issued for purposes other than trading, are as follows as of December 31:

                                                2004                                2003
                                    ------------------------------      ------------------------------
                                       Carrying           Fair             Carrying           Fair
                                        Amount            Value             Amount            Value
                                       --------           -----            --------           -----

Financial assets:
  Cash and cash equivalents         $ 35,194,024      $ 35,194,024      $ 22,705,909      $ 22,705,909
  Interest bearing time deposits
   with other banks                      100,000           100,000           200,000           200,000
  Available-for-sale securities       83,882,432        83,882,432        47,162,852        47,162,852
  Held-to-maturity securities         37,773,227        38,112,316        11,300,402        11,851,713
  Federal Home Loan Bank stock         4,649,700         4,649,700         3,023,800         3,023,800
  Loans, net                         362,264,873       359,600,000       331,496,525       331,997,000
  Accrued interest receivable          1,969,151         1,969,151         1,497,104         1,497,104

Financial liabilities:
  Deposits                           399,904,731       400,095,000       333,144,817       333,634,000
  FHLB advances                       90,286,416        91,656,000        60,474,864        63,347,750
  Subordinated debentures             10,310,000        10,310,000

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions. Accounting policies related to financial instruments are described in
Note 3.

The notional amounts of financial instrument liabilities with off-balance sheet credit risk are as follows as of December 31:

                                                 2004             2003
                                                 ----             ----

Commitments to originate loans                $10,798,463      $12,233,805
Standby letters of credit                         738,900          113,900
Unadvanced portions of loans:
  Consumer loans (including credit card
   loans and student loans)                       157,673           50,000
  Commercial real estate loans                  2,172,295          200,279
  Home equity loans                            18,181,760       16,438,715
  Commercial loans                             13,464,225       11,233,045
  Construction loans                           11,411,656        6,015,585
                                              -----------      -----------
                                              $56,924,972      $46,285,329
                                              ===========      ===========

There is no material difference between the notional amounts and the estimated fair values of the off-balance sheet liabilities.

NOTE 14 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK
---------------------------------------------------------

Most of the Bank's business activity is with customers located within the state. There are no concentrations of credit to borrowers that have similar economic characteristics. The majority of the Bank's loan portfolio is comprised of loans collateralized by real estate located in the state of Massachusetts.

NOTE 15 - EARNINGS PER SHARE (EPS)
----------------------------------

Earnings per share were calculated using the weighted average number of common shares outstanding.

Reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income are as follows:

                                                                Income         Shares       Per-Share
                                                              (Numerator)   (Denominator)    Amount
                                                              -----------   -------------   ---------

Year ended December 31, 2004
  Basic EPS
    Net income and income available to
     common stockholders                                      $3,617,189      4,045,549      $0.89
Effect of dilutive securities, options                                           49,177
                                                              ----------      ---------
  Diluted EPS
    Income available to common stockholders and assumed
     conversions                                              $3,617,189      4,094,726      $0.88
                                                              ==========      =========
Year ended December 31, 2003
  Basic EPS
    Net income and income available to common stockholders    $2,683,643      3,969,737      $0.68
    Effect of dilutive securities, options                                       25,781
                                                              ----------      ---------
  Diluted EPS
    Income available to common stockholders and assumed
     conversions                                              $2,683,643      4,009,151      $0.67
                                                              ==========      =========
Year ended December 31, 2002
  Basic EPS
    Net income and income available to common stockholders    $2,950,603      3,908,901      $0.75
    Effect of dilutive securities, options                                       39,414
                                                              ----------      ---------
  Diluted EPS
    Income available to common stockholders and assumed
     conversions                                              $2,950,603      3,934,682      $0.75
                                                              ==========      =========

NOTE 16 - REGULATORY MATTERS
----------------------------

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

                (Remainder of page intentionally left blank)

The Company's and the Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                 To Be Well Capitalized
                                                                              For Capital        Under Prompt Corrective
                                                        Actual             Adequacy Purposes        Action Provisions
                                                 -------------------      -------------------    -----------------------
(Dollars in thousands)                            Amount      Ratio        Amount      Ratio        Amount      Ratio
----------------------                            ------      -----        ------      -----        ------      -----

As of December 31, 2004:
  Total Capital (to Risk-weighted Assets):
    Consolidated                                 $58,639      15.82%      $29,647      >=8.0%          N/A         N/A
    Slade's Ferry Trust Company                   50,381      13.68        29,468      >=8.0       $36,835      >=10.0%

  Tier 1 Capital (to Risk-weighted Assets):
    Consolidated                                  54,538      14.72%       14,824      >=4.0           N/A         N/A
    Slade's Ferry Trust Company                   46,280      12.56        14,734      >=4.0        22,101      >=6.0

  Tier 1 Capital (to Average Assets):
    Consolidated                                  54,538      10.22%       21,348      >=4.0           N/A         N/A
    Slade's Ferry Trust Company                   46,280       8.67        21,348      >=4.0        26,685      >=5.0

                                                                                                 To Be Well Capitalized
                                                                              For Capital        Under Prompt Corrective
                                                        Actual             Adequacy Purposes        Action Provisions
                                                 -------------------      -------------------    -----------------------
(Dollars in thousands)                            Amount      Ratio        Amount      Ratio        Amount      Ratio
----------------------                            ------      -----        ------      -----        ------      -----

As of December 31, 2003:
  Total Capital (to Risk-weighted Assets):
    Consolidated                                $44,305       13.58%      $26,096      >=8.0%          N/A         N/A
    Slade's Ferry Trust Company                  37,179       11.42        26,039      >=8.0       $32,549      >=10.0%

  Tier 1 Capital (to Risk-weighted Assets):
    Consolidated                                 40,224       12.33%       13,048      >=4.0           N/A         N/A
    Slade's Ferry Trust Company                  33,107       10.17        13,020      >=4.0        19,530      >=6.0

  Tier 1 Capital (to Average Assets):
    Consolidated                                 40,224        9.28%       17,331      >=4.0           N/A         N/A
    Slade's Ferry Trust Company                  33,107        7.70        17,193      >=4.0        21,492      >=5.0

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

As of December 31, 2004 the Bank would be restricted from declaring dividends in an amount greater than approximately $20,913,000 as such declaration would decrease capital below the Bank's required minimum level of regulatory capital.

NOTE 17 - STOCK OPTION PLAN
---------------------------

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

A summary of the status of the Company's stock option plans as of December 31 and changes during the years then ended are presented below:

                                           2004                        2003                        2002
                                 -------------------------   -------------------------   -------------------------
                                          Weighted-Average            Weighted-Average            Weighted-Average
        Options                  Shares    Exercise Price    Shares    Exercise Price    Shares    Exercise Price
        -------                  ------   ----------------   ------   ----------------   ------   ----------------

Outstanding at beginning
 of year                         161,190       $12.90        164,588       $12.12        170,628       $11.41
Granted                           99,100        19.46         47,970        15.91         28,000        14.15
Exercised                        (42,390)       12.55         (8,355)       11.23         (9,712)        8.48
Forfeited                         (2,610)       18.55        (24,413)       16.19        (10,300)       13.01
Surrendered for stock
 appreciation value                                          (18,600)       10.11        (14,028)        9.50
                                 -------                     -------                     -------
Outstanding at end of year       215,290        15.92        161,190        12.90        164,588        12.12
                                 =======                     =======                     =======

Options exercisable at
 year-end                        173,290       $15.04        161,190       $12.90        164,588       $12.12
Weighted-average fair
 value of options granted
 during the year                   $6.08       $ 3.56          $3.59

The following table summarizes information about fixed stock options outstanding as of December 31, 2004:

                  Options Outstanding                       Options Exercisable
  -------------------------------------------------   ------------------------------
                                   Weighted-Average
  Weighted-Average     Number         Remaining         Number      Weighted-Average
   Exercise Price    Outstanding   Contractual Life   Outstanding    Exercise Price
  ----------------   -----------   ----------------   -----------   ----------------

      $ 9.50           24,000         1.36 years         24,000         $ 9.50
       10.00           24,000          .36 years         24,000          10.00
       14.15           26,000         2.36 years         26,000          14.15
       14.59           30,000         3.36 years         30,000          14.59
       18.55           12,190         3.75 years         12,190          18.55
       19.25           30,000         4.36 years         30,000          19.25
       19.55           69,100         9.85 years         27,100          19.55
                      -------                           -------
       15.92          215,290         4.93 years        173,290          15.04
                      =======                           =======

NOTE 18 - MINORITY INTEREST IN SUBSIDIARY
-----------------------------------------

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

NOTE 19 - RECLASSIFICATION
--------------------------

Certain amounts in the prior year have been reclassified to be consistent with the current year's statement presentation.

NOTE 20 - PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS
------------------------------------------------------------

The following condensed financial statements are for Slade's Ferry Bancorp. (Parent Company Only) and should be read in conjunction with the consolidated financial statements of Slade's Ferry Bancorp. and Subsidiary.

                           SLADE'S FERRY BANCORP.
                           ----------------------
                            (Parent Company Only)

                       CONDENSED FINANCIAL STATEMENTS
                       ------------------------------

                                                                             December 31,
                                                                    ----------------------------
Balance Sheets                                                          2004             2003
--------------                                                          ----             ----

ASSETS
Cash                                                                $ 1,671,345      $ 4,113,203
Investments in available-for-sale securities (at fair value)          6,456,509        3,279,977
Investment in subsidiary, Slade's Ferry Trust Company                48,652,347       35,431,110
Investment in subsidiary, Slade's Ferry Statutory Trust I               310,000                -
Premises and equipment                                                   46,036                -
Accrued interest receivable                                              42,660           20,216
Other assets                                                            525,772          129,569
                                                                    -----------      -----------
      Total assets                                                  $57,704,669      $42,974,075
                                                                    ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Subordinated debenture                                              $10,310,000      $         -
Due to subsidiary                                                       369,798           66,191
Other liabilities                                                       423,893          370,857
                                                                    -----------      -----------
      Total liabilities                                              11,103,691          437,048
                                                                    -----------      -----------
Stockholders' equity:
  Common stock, par value $.01 per share; authorized
   10,000,000 shares; issued and outstanding
   4,068,423.1 shares in 2004 and 3,995,857.1 shares in 2003             40,684           39,959
Paid-in-capital                                                      29,976,062       28,609,206
Retained earnings                                                    16,459,244       14,300,258
Accumulated other comprehensive income (loss)                           124,988         (412,396)
                                                                    -----------      -----------
      Total stockholders' equity                                     46,600,978       42,537,027
                                                                    -----------      -----------
      Total liabilities and stockholders' equity                    $57,704,669      $42,974,075
                                                                    ===========      ===========

                                                                Years Ended December 31,
                                                       ------------------------------------------
Statements of Income                                      2004            2003            2002
--------------------                                      ----            ----            ----

Dividends from subsidiary                              $1,440,000      $1,400,000      $1,400,000
Dividends from statutory trust                             10,202
Interest and dividends on securities:
  Taxable                                                 192,921         130,553         200,692
Other interest income                                         122             120             413
Gain on sale of available-for-sale securities, net          2,410               -          89,861
Management fee income from subsidiary                     411,881         317,815         541,065
                                                       ----------      ----------      ----------
      Total income                                      2,057,536       1,848,488       2,232,031
                                                       ----------      ----------      ----------
Salaries and employee benefits                            376,604         245,000         576,782
Shareholder relations expense                             108,326          69,735          45,140
Interest expense                                          369,853               -               -
Other expense                                             288,053         131,303         258,145
                                                       ----------      ----------      ----------
      Total expense                                     1,142,836         446,038         880,067
                                                       ----------      ----------      ----------
Income before income tax (benefit) expense and
 equity in undistributed net income of subsidiary         914,970       1,402,450       1,351,964
Income tax (benefit) expense                             (174,968)          8,329         (17,769)
                                                       ----------      ----------      ----------
Income before equity in undistributed net income
 of subsidiary                                          1,089,668       1,394,121       1,369,733
Equity in undistributed net income of subsidiary        2,527,521       1,289,522       1,580,870
                                                       ----------      ----------      ----------
Net income                                             $3,617,189      $2,683,643      $2,950,603
                                                       ==========      ==========      ==========

                           SLADE'S FERRY BANCORP.
                           ----------------------
                            (Parent Company Only)

                Years Ended December 31, 2004, 2003 and 2002

Statements of cash flows

                                                             2004              2003              2002
                                                             ----              ----              ----

Net income                                               $  3,617,189      $  2,683,643      $  2,950,603
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Undistributed net income of subsidiary                 (2,527,521)       (1,289,522)       (1,580,870)
    (Accretion) amortization of securities, net                                  (3,202)            1,066
    Gain on sales of available-for-sale securities, net             -                 -           (89,861)
    Depreciation and amortization                               1,587             5,043             5,246
    (Increase) decrease in due from subsidiary                (42,208)         (473,776)           10,380
    (Increase) decrease in interest receivable                (22,444)           11,962            28,643
    (Increase) decrease in income taxes receivable           (248,156)          433,866          (434,229)
    Decrease (increase) in prepaid expenses                     2,049             1,677              (874)
    Amortization of deferred costs related to debentures        4,169                 -                 -
    Deferred tax expense (benefit)                              3,270            33,185           (36,354)
    Increase (decrease) in accrued expenses                     9,751          (124,353)           35,554
    Increase in interest payable                               26,396                 -                 -
    Increase in due to subsidiary                             345,815            86,553           379,224
    Increase (decrease) in other liabilities                   10,299           (10,700)           96,528
    Stock issued in exchange for stock appreciation                 -                 -            12,711
                                                         ------------      ------------      ------------
Net cash provided by operating activities                   1,180,196         1,354,376         1,377,767
                                                         ------------      ------------      ------------

Cash flows from investing activites:
  Purchase of available-for-sale securities                (3,183,137)       (4,297,000)       (6,517,023)
  Proceeds from maturities of available-for-sale
   securities                                                       -         5,500,000         3,450,000
  Proceeds from sales o available-for-sale securities               -                 -         3,421,905
  Investment in Slade's Ferry Statutory Trust I              (310,000)                -                 -
  Capital expenditures                                        (47,623)                -                 -
  Additional investment in subsidiary                     (10,000,000)                -                 -
                                                         ------------      ------------      ------------
  Net cash (used in) provided by investing activities     (13,540,760)        1,203,000           354,882
                                                         ------------      ------------      ------------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                  710,758           796,180           814,425
  Proceeds from exercise of stock options                     531,930            93,850            82,358
  Dividends paid                                           (1,451,614)       (1,425,416)       (1,401,403)
  Retirement of shares of common stock                        (32,368)                -                 -
  Proceeds from issuance of subordinated debentures        10,160,000                 -                 -
                                                         ------------      ------------      ------------
                                                            9,918,706          (535,386)         (504,620)
                                                         ------------      ------------      ------------

Net (decrease) increase in cash and cash equivalents       (2,441,858)        2,021,990         1,228,029
Cash and cash equivalents at beginning of year              4,113,203         2,091,213           863,184
                                                         ------------      ------------      ------------
Cash and cash equivalents at end of year                 $  1,671,345      $  4,113,203      $  2,091,213
                                                         ============      ============      ============

Supplemental disclosure:
  Income taxes paid (received)                           $     69,918      $   (458,722)     $    452,814
  Interest paid                                               343,457                 -                 -

The parent only statements of changes in stockholders' equity are identical to the consolidated statements of changes in stockholders' equity for the years ended December 31, 2004, 2003 and 2002, and therefore are not reprinted here.

NOTE 21 - Quarterly Results of Operations (UNAUDITED)
-----------------------------------------------------

Summarized quarterly financial data for 2004 and 2003 follows:

                                                      (In thousands, except earnings per share)
                                                                2004 Quarters Ended
                                                  March 31     June 30      Sept. 30     Dec. 31
                                                  --------     -------      --------     -------

Interest and dividend income                      $ 5,480      $ 5,757      $ 6,250      $ 6,619
Interest expense                                    1,733        2,005        2,025        2,183
                                                  -------      -------      -------      -------
  Net interest and dividend income                  3,747        3,752        4,225        4,436
Provision for loan losses                             246          130            -            -
Other non-interest income                             563          600          813          529
Other non-interest expense                          3,213        3,220        3,462        2,890
                                                  -------      -------      -------      -------
  Income before income taxes                          851        1,002        1,576        2,075
Income tax expense                                    266          377          500          744
                                                  -------      -------      -------      -------
  Net income                                      $   585      $   625      $ 1,076      $ 1,331
                                                  =======      =======      =======      =======

Basic earnings per common share                   $  0.15      $  0.15      $  0.27      $  0.32
                                                  =======      =======      =======      =======
Earnings per common share assuming dilution       $  0.14      $  0.15      $  0.27      $  0.32
                                                  =======      =======      =======      =======

                                                      (In thousands, except earnings per share)
                                                                2003 Quarters Ended
                                                  March 31     June 30      Sept. 30     Dec. 31
                                                  --------     -------      --------     -------

Interest and dividend income                      $ 5,061      $ 5,143      $ 5,118      $ 5,295
Interest expense                                    1,545        1,554        1,499        1,475
                                                  -------      -------      -------      -------
  Net interest and dividend income                  3,516        3,589        3,619        3,820
Provision for loan losses                             141         (680)           -          (63)
Other non-interest income                             474          535          581          623
Other non-interest expense                          3,233        3,271        3,096        3,068
                                                  -------      -------      -------      -------
  Income before income taxes                          616        1,533        1,104        1,438
Income tax expense (benefit)                        1,312          (38)         354          379
                                                  -------      -------      -------      -------
  Net (loss) income                               $  (696)     $ 1,571      $   750      $ 1,059
                                                  =======      =======      =======      =======

Basic (loss) earnings per common share            $ (0.18)     $  0.40      $  0.19      $  0.27
                                                  =======      =======      =======      =======
(Loss) earnings per common share assuming
 dilution                                         $ (0.18)     $  0.39      $  0.19      $  0.27
                                                  =======      =======      =======      =======

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