Form 10-Q/A
period 2005-03-31
SLADES FERRY BANCORP
filed 2005-08-15
CIK 857499

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISION
                           Washington, D.C. 20549

                                 FORM 10-Q/A

           X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          ---        THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended  March 31, 2005
                       ----------------

Commission file number  000-23904
                        ---------------

                           SLADE'S FERRY BANCORP.
                           ----------------------
          (Exact name of registrant as specified in its character)

Massachusetts                               04-3061936
----------------------------------------    -------------------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification Number)

100 Slade's Ferry Avenue
Somerset, Massachusetts                     02726
----------------------------------------    -------------------------------
(Address of principal executive offices)    (Zip code)

                               (508)-675-2121
                               --------------
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes  X                                    No
            --------                                  --------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

            Yes                                       No  X
            --------                                  --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

     Common stock ($0.01 par value) 4,114,646 shares as of April 30, 2005.
     ---------------------------------------------------------------------

                              TABLE OF CONTENTS

                                   Part I

EXPLANATORY NOTE                                                          2

ITEM 1 - Consolidated Financial Statements of Slade's Ferry
         Bancorp. and Subsidiary                                          3

         * Consolidated Balance Sheets - March 31, 2005 and December 31, 2004 (Unaudited)
         *   Consolidated Statements of Income - Three Months
             Ended March 31, 2005 and 2004 (Unaudited)
         * Consolidated Statement of Changes in Stockholder's Equity - Three Months Ended March 31, 2005 (Unaudited)
         * Consolidated Statements of Cash Flows - Three Months Ended March 31, 2005 and 2004 (Unaudited)
         *   Notes to Consolidated Financial Statements (Unaudited)

ITEM 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             11

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk      25

ITEM 4 - Controls and Procedures                                         27

                                   Part II

ITEM 1 - Legal Proceedings                                               28

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds     28

ITEM 3 - Defaults upon Senior Securities                                 28

ITEM 4 - Submission of Matters to a Vote of Security Holders             28

ITEM 5 - Other Information                                               28

ITEM 6 - Exhibits                                                        29

                              EXPLANATORY NOTE

We announced in a Form 8-K filed on July 19, 2005, that in May, 2005, a financial reporting error relating to our pension plan that affects our previously filed financial statements was discovered. The pension plan commenced on January 1, 1969 and was frozen on December 31, 1997. In May of 2005, we began exploring alternatives with respect to possibly liquidating the pension plan.

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

This Form 10-Q/A is being filed to amend and restate the financial statements and related information contained in our Form 10-Q for the period ended March 31, 2005.

The table below shows the cumulative effect of the defined benefit pension plan adjustment to retained earnings and accumulated other comprehensive income (loss) as of December 31, 2004 and 2003 and the impact on net income and earnings per share for the three months ended March 31, 2005 and 2004.

                                                                 At December 31,
                                                              ---------------------
                                                                2004         2003
                                                                ----         ----
                                                                  (In thousands)

Retained earnings, as previously reported                     $16,893      $14,699
Cumulative decrease to retained earnings                         (433)        (399)
                                                              -------      -------
Retained earnings, as restated                                $16,460      $14,300
                                                              =======      =======

Accumulated other comprehensive income (loss),
 as previously reported                                       $   125      $  (605)
Cumulative increase in accumulated other
 comprehensive income (loss)                                        -          193
                                                              -------      -------
Accumulated other comprehensive income (loss), as restated    $   125      $  (412)
                                                              =======      =======

                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                                2004         2003
                                                                ----         ----
                                                                  (In thousands)

Net income, as previously reported                            $ 1,065      $   646
(Decrease) increase to pension expense                            (59)         103
Net deferred tax effect                                            24          (42)
                                                              -------      -------
Increase (decrease) to net income                                  35          (61)
                                                              -------      -------
Net income, as restated                                       $ 1,100      $   585
                                                              =======      =======
Earnings per share, as previously reported:
  Basic                                                         $0.26        $0.16
  Diluted                                                       $0.26        $0.16
Earnings per share, as restated:
  Basic                                                         $0.27        $0.15
  Diluted                                                       $0.27        $0.14

                                   PART I

                                   ITEM 1

                            FINANCIAL STATEMENTS

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                                                                         (Unaudited)
(Dollars in Thousands)                                        March 31, 2005    December 31, 2004
----------------------                                        --------------    -----------------

Assets
Cash and due from banks                                          $ 19,901           $ 15,984
Interest bearing demand deposits with other banks                     550                410
Federal Home Loan Bank overnight deposit                                -              5,000
Federal funds sold                                                  7,100             13,800
                                                                 --------           --------
      Cash and cash equivalents                                    27,551             35,194
Interest bearing time deposits with other bank                        100                100
Investments in available-for-sale securities (at fair value)       80,896             83,882
Investments in held-to-maturity securities (fair values of
 $35,883 as of March 31, 2005 and $38,112 as of
 December 31, 2004)                                                35,964             37,773
Federal Home Loan Bank stock                                        5,905              4,650
Loans, net of allowance for loan losses $4,176 at
 March 31, 2005 and $4,101 at December 31, 2004                   379,452            362,265
Premises and equipment                                              5,427              5,527
Goodwill                                                            2,173              2,173
Accrued interest receivable                                         2,055              1,969
Cash surrender value of life insurance                             11,563             11,548
Deferred taxes                                                      1,598              1,180
Other assets                                                        2,752              3,137
                                                                 --------           --------

      Total assets                                               $555,436           $549,398
                                                                 ========           ========

Liabilities and Stockholders' Equity
Deposits:
  Noninterest-bearing                                            $ 76,602           $ 80,232
  Interest-bearing                                                308,936            319,673
                                                                 --------           --------
      Total deposits                                              385,538            399,905
Federal Home Loan Bank advances                                   110,180             90,286
Subordinated debentures                                            10,310             10,310
Other liabilities                                                   2,211              2,296
                                                                 --------           --------
      Total liabilities                                           508,239            502,797
Stockholders' equity:
  Common stock, par value $.01 per share; authorized
   10,000,000 shares; issued and outstanding 4,094,333
   shares on March 31, 2005 and 4,068,423 shares at
   December 31, 2004                                                   41                 41
  Paid-in capital                                                  30,381             29,976
  Retained earnings                                                17,191             16,459
  Accumulated other comprehensive income (loss)                      (416)               125
                                                                 --------           --------
      Total stockholders' equity                                   47,197             46,601
                                                                 --------           --------

      Total liabilities and stockholders' equity                 $555,436           $549,398
                                                                 ========           ========

The accompanying notes are an integral part of these consolidated financial statements.

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                                                  Three Months Ended March 31,
(Dollars in Thousands, except per share data)                          2005          2004
---------------------------------------------                          ----          ----

Interest and dividend income:
  Interest and fees on loans                                        $   5,266      $   4,892
  Interest and dividends on securities                                  1,322            529
  Interest on federal funds sold                                           65             58
  Other interest                                                            4              1
                                                                    ---------      ---------
      Total interest and dividend income                                6,657          5,480
                                                                    ---------      ---------
Interest expense:
  Interest on deposits                                                  1,159          1,122
  Interest on Federal Home Loan Bank advances                             911            595
  Interest on subordinated debentures                                     136             16
                                                                    ---------      ---------
      Total interest expense                                            2,206          1,733
                                                                    ---------      ---------
      Net interest and dividend income                                  4,451          3,747
Provision for loan losses                                                  50            246
                                                                    ---------      ---------
      Net interest and dividend income after provision
       for loan losses                                                  4,401          3,501
Noninterest income:
  Service charges on deposit accounts                                      98            145
  Overdraft service charges                                               110            123
  Gain on sales of asset                                                   40              -
  Gain (loss) on sales and calls of available-for-sale
   securities, net                                                          2             35
  Increase in cash surrender value of life insurance policies             147            138
  Other income                                                            172            122
                                                                    ---------      ---------
      Total noninterest income                                            569            563
                                                                    ---------      ---------
Noninterest expense:
  Salaries and employee benefits                                        1,975          2,071
  Occupancy expense                                                       239            231
  Equipment expense                                                       170            147
  Professional fees                                                       307            227
  Marketing expense                                                        99             57
  Other expense                                                           525            480
                                                                    ---------      ---------
      Total noninterest expense                                         3,315          3,213
                                                                    ---------      ---------
      Income before income taxes                                        1,655            851
Income taxes                                                              555            266
                                                                    ---------      ---------
      Net income                                                    $   1,100      $     585
                                                                    =========      =========
Earnings per common share - basic                                   $    0.27      $    0.15
                                                                    =========      =========
Earnings per common share - diluted                                 $    0.27      $    0.14
                                                                    =========      =========
Average common shares outstanding - basic                           4,076,707      4,012,654
                                                                    =========      =========
Average common shares outstanding - diluted                         4,113,256      4,069,855
                                                                    =========      =========
Dividend declared per share                                         $    0.09      $    0.09
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

                                                                                               Accumulated
                                                                                                  Other
                                                     Common                       Retained    Comprehensive
(Dollars in Thousands)                                Stock    Paid-in Capital    Earnings    Income (Loss)    Total
-------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2004, as previously reported     $41         $29,976         $16,893        $ 125       $47,035
Cumulative effect relating to pension plan
 adjustment                                              -               -            (434)           -          (434)
                                                       -------------------------------------------------------------
Balance, December 31, 2004, as restated                 41          29,976          16,459          125        46,601
Comprehensive income:
  Net income                                             -               -           1,100                      1,100
  Other comprehensive income                                                                       (541)         (541)
                                                                                                              ------
      Comprehensive income                                                                                        559
                                                                                                              ------
Issuance of common stock from dividend
 reinvestment plan                                       -             142               -            -           142
Stock issuance relating to optional
 cash contribution plan                                  -              12               -            -            12
Stock options exercised                                  -             196               -            -           196
Tax benefit of stock options                             -              55               -            -            55
Dividends declared ($.09 per share)                                      -            (368)           -          (368)
                                                       -------------------------------------------------------------
Balance, March 31, 2005                                $41         $30,381         $17,191        $(416)      $47,197
                                                       ==============================================================

The accompanying notes are an integral part of these consolidated financial statements.

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                 Three Months Ended March 31,
(Dollars in Thousands)                                                2005          2004
----------------------                                                ----          ----

Cash flows from operating activities:
Net income                                                          $  1,100      $    585
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Amortization, net of accretion of securities                            59            44
  Gain on sales and calls of available-for-sale
   securities, net                                                        (2)          (35)
  Change in unearned income                                               37            83
  Provision for loan losses                                               50           246
  Deferred tax (benefit) expense                                        (418)          (63)
  Depreciation and amortization                                          184           166
  Gain on sale of property and equipment                                 (40)            -
  Increase in cash surrender value of life insurance policies           (147)         (138)
  Increase in interest receivable                                        (86)           (6)
  (Increase) decrease in other assets                                  1,070          (323)
  Decrease in other liabilities                                          (85)         (143)
                                                                    --------      --------
  Net cash provided by operating activities                            1,722           416
                                                                    --------      --------

Cash flows from investing activities:
  Decrease in interest-bearing time deposits with other banks              -           100
  Purchases of available-for-sale securities                            (767)         (852)
  Proceeds from sales of available-for-sale securities                   892             -
  Proceeds from maturities of available-for-sale securities            1,670         5,535
  Proceeds from maturities of held-to-maturity securities              1,772         1,367
  Purchases of Federal Home Loan Bank stock                           (1,255)            -
  Loan originations and principal collections, net                   (17,299)      (17,656)
  Recoveries of loans previously charged off                              25            49
  Purchase of premises and equipment                                    (696)         (118)
  Proceeds from sale of banking premises                                 652             -
  Proceeds from sale of property and equipment                             -           (25)
  Redemption of life insurance policy                                    132             -
                                                                    --------      --------
  Net cash used in investing activities                              (14,874)      (11,600)
                                                                    --------      --------

The accompanying notes are an integral part of these consolidated financial statements.

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                 (Concluded)


                                                                 Three Months Ended March 31,
(Dollars in Thousands)                                                2005          2004
----------------------                                                ----          ----

Cash flows from financing activities:
  Net increase in demand deposits, NOW and savings accounts         $    807      $ 33,774
  Net increase (decrease) in time deposits                           (15,174)       33,357
  Short-term advances from Federal Home Loan Bank, net                     -        (4,300)
  Long-term advances from Federal Home Loan Bank                      20,000             -
  Payments on Federal Home Loan Bank long-term advances                 (106)          (85)
  Proceeds from issuance of common stock                                 154           201
  Stock options exercised                                                196           327
  Retirement of shares of common stock                                     -           (32)
  Dividends declared                                                    (368)         (360)
  Proceeds from issuance of subordinated debentures                        -        10,310
                                                                    --------      --------
  Net cash provided by financing activities                            5,509        73,192
                                                                    --------      --------

Net increase (decrease) in cash and cash equivalents                  (7,643)       62,008
Cash and cash equivalents at beginning of period                      35,194        22,706
                                                                    --------      --------
Cash and cash equivalents at end of period                          $ 27,551      $ 84,714
                                                                    ========      ========

Supplemental disclosures:
    Interest paid                                                   $  2,132      $  1,683
    Income taxes paid                                               $    555      $    101

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

The year-end consolidated financial data was derived from audited financial statements, but does not include all disclosures required by GAAP. This form 10-Q/A should be read in conjunction with the Company's Annual Report filed on Form 10-K/A for the year ended December 31, 2004.

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

                                                              Three Months Ended March 31,
(Dollars in Thousands, except per share data)                       2005        2004
---------------------------------------------                       ----        ----

Net income, as reported                                            $1,100      $  585

Deduct:  Total stock-based employee compensation
         expense determined under fair value based
         method for all awards, net of related tax effects              -           -
                                                                   ------      ------

Pro forma net income                                               $1,100      $  585
                                                                   ======      ======

Earnings per share:
         Basic - as reported                                       $ 0.27      $ 0.15

         Basic - pro forma                                         $ 0.27      $ 0.15

         Diluted - as reported                                     $ 0.27      $ 0.14

         Diluted - pro forma                                       $ 0.27      $ 0.14

Note D - Pension Benefits
-------------------------

The following summarizes the net periodic benefit cost for the three months ended March 31:

(Dollars in Thousands)                                              2005        2004
----------------------                                              ----        ----

Interest cost                                                      $   21      $   26
Expected return on plan assets                                        (37)        (27)
Settlement charge                                                       -          57
Recognized net actuarial loss                                           9          11
                                                                   ------      ------

Net periodic benefit cost (income)                                 $   (7)     $   67
                                                                   ======      ======

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

                                   ITEM 2

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

Slade's Ferry Bancorp, a Massachusetts corporation, is a bank holding company headquartered in Somerset, Massachusetts with consolidated assets of $555.4 million, consolidated net loans and leases of $379.5 million, consolidated deposits of $385.5 million and consolidated shareholders' equity of $47.2 million as of March 31, 2005. We conduct our business principally through our wholly-owned subsidiary, Slade's Ferry Trust Company (referred to herein as the "Bank"), a Massachusetts-chartered trust company. Our common stock is quoted on the Nasdaq Small Cap Market under the symbol "SFBC."

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

Critical Accounting Policies
----------------------------

Our significant accounting policies are incorporated by reference from Note 2 to our Consolidated Financial Statements filed within Form 10-K/A for the year ended December 31, 2004. In preparing financial information, management is required to make significant judgements, estimates, and assumptions that impact the reported amounts of certain assets, liabilities, revenues and expenses. The accounting principles we follow and the methods of applying these principles conform to accounting principles generally accepted in the United States, and general banking practices. We consider the following to be our critical accounting policies: allowance for loan losses; goodwill and other intangible assets other than temporary impairment of investments; and deferred taxes.

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

Comparison of Financial Condition at March 31, 2005 and December 31, 2004
-------------------------------------------------------------------------

General
-------

Total assets increased by $6.0 million, or 1.1%, from $549.4 million at December 31, 2004 to $555.4 million at March 31, 2005. The increase is the result of growth in the loan portfolio, which increased by $17.2 million or 4.7%, from $362.3 million (net of allowance for loan losses) to $379.5 million. The increase in loans was partially offset by decreases in cash equivalents totaling $7.6 million and decreases in securities portfolios totaling $3.8 million. During the first quarter of 2005, deposits decreased by $14.4 million, or 3.6%, from $399.9 million to $385.5 million. This decrease is predominantly the result of planned run-off of certificate of deposit "specials" which matured in January of 2005. The decrease in deposits was offset by an increase in Federal Home Loan Bank advances totaling $19.9 million.

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

The following table presents the amortized cost, unrealized gains and losses, and fair value of our portfolio of Investment Securities Available-for-Sale at March 31, 2005:

                                              Amortized    Gross Unrealized    Gross Unrealized
(Dollars in Thousands)                       Cost Basis         Gains               Losses         Fair Value
----------------------                       ----------    ----------------    ----------------    ---------

Debt securities issued by the U.S.
 Treasury and other U.S. Government
 corporations and agencies                     $41,423          $  5                $  651          $40,777

Federal agency mortgage-backed securities       26,385           238                   153           26,470

Corporate debt securities                        9,089            29                   231            8,887

Mutual funds                                     1,215             1                     -            1,216

Marketable equity securities                     3,736           153                   343            3,546
                                               -------          ----                ------          -------
Total                                          $81,848          $426                $1,378          $80,896
                                               =======          ====                ======          =======

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

The following table shows the amount of loans by category at March 31, 2005 and December 31, 2004.

                                                                                              Percentage
(Dollars In Thousands)                             March 31, 2005    December 31, 2004    Increase/(Decrease)
----------------------                             --------------    -----------------    -------------------

Commercial, financial and agricultural                $ 30,113           $ 26,606                13.18%
Real estate - construction and land development         22,535             24,240                (7.03)
Real estate - residential                              101,084             97,496                 3.68
Real estate - commercial                               205,423            192,822                 6.54
Home equity lines of credit                             22,556             23,131                (2.49)
Consumer                                                 2,393              2,510                (4.66)
                                                      --------           --------                -----
      Total loans                                      384,104            366,805                 4.72
Allowance for loan losses                               (4,176)            (4,101)                1.83
Unearned income                                           (476)              (439)                8.43
                                                      --------           --------                -----
      Net loans, carrying amount                      $379,452           $362,265                 4.74%
                                                      ========           ========                =====

The increases in the loan portfolio are the result of the normal origination process. We have been successful in both retention of existing loans and the origination of new loans, particularly commercial and commercial real estate loans.

The following table presents information with respect to nonaccrual and past due loans during the periods indicated.

          Information With Respect to Nonaccrual and Past Due Loans at March 31, 2005 and December 31, 2004

                                                          At March 31,    At December 31,
(Dollars in Thousands)                                        2005             2004
----------------------                                    ------------    ---------------

Non-accrual loans                                             $484             $506

Interest income that would have been recorded
 during the period under original terms                          8               67

Interest income recorded during the period                       8               44

Loans 90 days or more past due and still accruing
 real estate acquired by foreclosure or
 substantively repossessed                                       -                -

Percentage of nonaccrual loans to total gross loans           0.13%            .013%

Percentage of nonaccrual loans, restructured loans,
 and real estate acquired by foreclosure or
 substantively repossessed to total assets                    0.09%            0.13%

Percentage of allowance for loan losses to
 nonaccrual loans                                           862.81%          810.47%

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

                                                       Three Months
                                                      Ended March 31,
                                                    ------------------
(Dollars in Thousands)                               2005        2004
----------------------                               ----        ----

Balance at beginning of period                      $4,101      $4,154

Charge-offs:
  Commercial                                             -           -
  Real estate - construction                             -           -
  Real estate - mortgage                                 -           -
  Installment/Consumer                                   -          (4)
                                                    ------      ------
Total charge-offs                                        -          (4)
                                                    ------      ------

Recoveries:
  Commercial                                             8          21
  Real estate - construction                             -           -
  Real estate - mortgage                                16          24
  Installment/Consumer                                   1           4
                                                    ------      ------
Total recoveries                                        25          49
                                                    ------      ------
Net charge-offs                                         25          45
Provision charged to operations                         50         246
                                                    ------      ------
Balance at end of period                            $4,176      $4,445
                                                    ======      ======

Allowance for Loan Losses as a percent
 of loans                                             1.09%       1.26%
                                                    ======      ======

Ratio of net recoveries (charge-offs) to
   average loans outstanding                          0.01%       0.01%
                                                    ======      ======

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

This table shows an allocation of the allowance for loan losses as of the end of each of the periods indicated.

                                       March 31, 2005             December 31, 2004
                                  -------------------------   -------------------------
                                           Percent of Loans            Percent of Loans
                                           in Each Category            in Each Category
(Dollars in Thousands)            Amount    to Total Loans    Amount    to Total Loans
----------------------            ------   ----------------   ------   ----------------

Commercial (4)                    $  491(1)      7.84%        $  743(1)      7.26%

Real estate Construction             211         5.87%           236         6.62%

Real estate - residential            430        32.19%           421        32.87%

Real estate - commercial           2,994        53.48%         2,568        52.57%

Consumer (2)                          50(3)      0.62%           133(3)      0.68%
                                  ------       ------         ------       ------
                                  $4,176       100.00%        $4,101       100.00%
                                  ======       ======         ======       ======
___________________

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

                                                                        Percentage
(Dollars in Thousands)        March 31, 2005    December 31,2004    Increase/(Decrease)
----------------------        --------------    ----------------    -------------------

Demand deposits                  $ 76,602          $ 80,232              (4.52)%
NOW                                44,955            42,881               4.84 %
Savings                            93,356            89,809               3.95 %
Money market                       37,167            38,518              (3.51)%
Certificates of deposit           133,458           148,465             (10.11)%
                                 --------          --------             ------

                                 $385,538          $399,905              (3.59)%
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

Comparison of Results of Operations at March 31, 2005 and 2004
--------------------------------------------------------------

General
-------

Net income increased from $585,000 or $0.14 per share on a diluted basis, for the three months ended March 31, 2004 to $1.1 million or $0.27 per share on a diluted basis, for the three months ended March 31, 2005, an increase in net income of 88.0%. Net interest income increased by $704,000 or 18.8%, from $3.7 million to $4.5 million when comparing the three months ended March 31, 2005 and 2004. This increase is primarily the result of our asset growth during 2004, and the deployment of deposit funds garnered in early 2004 into loans and investment securities. Over the same period, the provision for loan losses decreased from $246,000 to $50,000 primarily the result of enhanced loan quality. Non-interest income remained stable, increasing by $6,000 while non-interest expenses increased by $102,000 or 3.2%, from $3.2 million for the three months ended March 31, 2004 to $3.3 million for the three months ended March 31, 2005.

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

                                                                Three Months Ended March 31,
                                         --------------------------------------------------------------------------
                                                         2005                                  2004
                                         Average       Interest      Average     Average      Interest       Average
(Dollars in Thousands)                   Balance    Income/Expense    Rate       Balance    Income/Expense    Rate
----------------------                   -------    --------------   -------     -------    --------------   -------

Assets:
Interest-earning assets
  Commercial loans                       $ 28,506        $  417       5.93%      $  33,149       $  416       5.05%
  Commercial real estate                  214,475         3,138       5.93%        196,883        3,049       6.23%
  Residential real estate                 128,848         1,678       5.28%        109,317        1,372       5.05%
  Consumer loans                            2,397            33       5.58%          3,934           55       5.62%
                                         --------        ------       ----       ---------       ------       ----
      Total loans                         374,226         5,266       5.71%        343,283        4,892       5.73%
Federal funds sold                         12,157            65       2.17%         30,985           58       0.74%
Taxable debt securities                   106,754         1,135       4.31%         41,923          382       3.67%
Tax-exempt debt securities                  8,472            91       4.36%         10,478          111       4.26%
Marketable equity securities                4,949            46       3.77%          3,593           21       2.35%
FHLB stock                                  5,060            50       4.01%          3,024           15       2.00%
Other investments                             766             4       2.12%            195            1       2.06%
                                         --------        ------       ----       ---------       ------       ----
      Total interest-earning assets       512,384         6,657       5.27%        433,481        5,480       5.08%
Allowance for loan losses                  (4,176)                                  (4,304)
Unearned income                              (387)                                    (388)
Cash and due from banks                    16,537                                   19,632
Other assets                               26,840                                   23,462
                                         --------                                 --------
      Total assets                       $551,198                                 $471,883
                                         ========                                 ========

Liabilities & Stockholders' equity:
Savings accounts                         $ 89,722        $  205       0.93%      $  77,282       $  147       0.77%
NOW accounts                               47,316            81       0.69%         37,522           65       0.70%
Money market accounts                      41,187           119       1.17%         31,290          118       1.52%
Time deposits                             138,238           754       2.21%        146,634          792       2.17%
FHLB advances                              98,738           911       3.74%         58,746          595       4.07%
Subordinated debt                          10,310           136       5.35%          1,586           16       4.06%
                                         --------        ------       ----       ---------       ------       ----
       Total interest-bearing
        liabilities                       425,511         2,206       2.10%        353,060        1,733       1.97%
Demand deposits                            77,285                                   73,525
Other liabilities                           2,376                                    1,721
                                         --------                                 --------
       Total liabilities                  505,172                                  428,306
Stockholders' equity                       46,026                                   43,577
                                         --------                                 --------
       Total liabilities &
        stockholders' equity             $551,198                                 $471,883
                                         ========                                 ========

Net interest income                                      $4,451                                  $3,747
                                                         ======                                  ======

Net interest spread                                                   3.17%                                   3.11%

Net interest margin                                                   3.52%                                   3.48%

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

            Net Interest Income - Changes Due to Volume and Rate

                                    Three Months ended March 31,
                                           2005 vs. 2004
                                       Increase / (Decrease)
                                  -------------------------------
                                  Total       Due to       Due to
(Dollars in Thousands)            Change      Volume        Rate
----------------------            ------      ------       ------

Commercial loans                  $    1      $  (63)      $   64

Commercial real estate                89         265         (176)

Residential real estate              306         250           56

Consumer loans                       (22)        (21)          (1)

Federal funds sold                     7         (68)          75

Taxable debt securities              753         640          113

Tax-exempt securities                (20)        (21)           1

Marketable equity securities          25          10           15

FHLB stock                            35          15           20

Other investments                      3           3            -
                                  ------      ------       ------

      Total Interest Income        1,177       1,010          167
                                  ------      ------       ------

Savings accounts                      58          26           32

NOW accounts                          16          17           (1)

Money market accounts                  1          33          (32)

Time deposits                        (38)        (46)           8

FHLB advances                        316         387          (71)

Subordinated debt                    120         102           18
                                  ------      ------       ------

      Total Interest Expense         473         519          (46)
                                  ------      ------       ------

Net Interest Income               $  704      $  491       $  213
                                  ======      ======       ======

Provision for Loan Losses
-------------------------

The provision for loan losses is a charge against earnings that increases t he allowance for loan losses. The allowance for loan losses is maintained at a level that is deemed adequate to absorb losses inherent within the loan portfolio. In determining the appropriate level of the allowance for loan losses, management takes into consideration past and anticipated loss experience, prevailing economic conditions, evaluations of underlying collateral, and the volume of the loan portfolio and balance of nonperforming and classified loans. The allowance for loan losses is assessed on a monthly basis. A provision was made during the first quarter of 2005 and 2004 to adequately absorb any credit risk in the portfolio.

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

Non-Interest Income
-------------------

Total non-interest income remained relatively stable, increasing by $5,000 or 0.9% from $563,000 for the three months ended March 31, 2004 to $569,000 for the three months ending March 31, 2005. Service charges on deposit accounts decreased from $145,000 for the three months ended March 31, 2004 to $98,000 for the three months ended March 31, 2005. This decrease is the result of the proliferation of free checking accounts. In response to competitive pressure, we offered and promoted free checking accounts and realized a significant shift of accounts into this product, resulting in the decrease in fee income. We also realized a decrease in overdraft fees of $13,000 when comparing the two quarters. In March, we realized a $40,000 gain on the sale of a building that formerly housed a branch office. This gain was partially offset by a reduction in the levels of gains realized on sales of available-for-sale securities totaling $33,000. The gains realized during the three months ended March 31, 2005 and 2004 were the result of sales of marketable equity securities. Cash surrender values of bank-owned life insurance policies increased to $147,000 for the three months ended March 31, 2005, compared with $138,000 for the three months ended March 31, 2004.

Other income increased from $122,000 for the three months ended March 31, 2004 to $172,000 for the three months ended March 31, 2005, an increase of 41.0%. This increase is the result of increased ATM and debit card use, and increases in commissions realized from the sales of non-deposit investment products.

Non-Interest Expense
--------------------

Total non-interest expense increased from $3.2 million recorded for the three months ended March 31, 2004, to $3.3 million reported for the three months ended March 31, 2005, an increase of 3.2%. Salaries and employee benefits decreased by $96,000, or 4.6%, from $2.1 million for the three months ended March 31, 2004, to $2.0 million for the three months ended March 31, 2005. The decrease was attributable to lower branch staffing levels, as the Bank closed two branches in late 2004. The savings in salaries and related benefits arising from the closing of the branches was partially offset by general salary increases due to annual performance reviews. Also, as illustrated in Note D to the financial statements, a net recovery of pension expense of $7,000 for the three months ended March 31, 2005 was realized, compared to a pension expense of $67,000 for the three months ended March 31, 2004.

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

Income before taxes increased from $851,000 for the three months ended March 31, 2004, to $1.7 million for the three months ended March 31, 2005, an increase of $804,000, or 94.5%. Applicable income taxes totaled $555,000 for the three months ended March 31, 2005, reflecting an effective tax rate of 33.5%, compared to income taxes of $266,000 for the three months ended March 31, 2004, reflecting an effective tax rate of 31.3%.

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

Capital
-------

At March 31, 2005, our total stockholders' equity was $47.2 million an increase of $596,000 from $46.6 million at December 31, 2004. The increase in capital was a combination of several factors. Additions consisted of 2005 net income of $1.1 million and transactions originating through the Dividend Reinvestment Program whereby 613 shares were issued for optional cash contributions of $12,000 and 7,297 shares were issued for $142,447 in lieu of cash dividend payments. There were also stock options exercised resulting in the issuance of common stock totaling $196,000, including a tax benefit. These additions were offset by dividends declared of $368,000 and comprehensive loss of $416,000 .

Under the requirements for Risk Based and Leverage Capital of the federal banking agencies, a minimum level of capital will vary among banks based on safety and soundness of operations. Risk Based Capital ratios are calculated with reference to risk-weighted assets, which include both on and off balance sheet exposure.

In addition to meeting the required levels, Slade's Ferry Bancorp's and the Bank's capital ratios meet the criteria of the well-capitalized category established by the federal banking agencies as of March 31, 2005 and at December 31, 2004. The Tier I Capital leverage ratio and Tier I Capital to risk weighted assets ratio for Slade's Ferry Bancorp are 8.37% and 11.89%, respectively, for the three months ended March 31, 2005. Slade's Ferry Bancorp's Tier I Capital leverage ratio and Tier I Capital to risk weighted assets ratio for the year ended December 31, 2004 are 10.21% and 14.71%, respectively. The Tier I Capital leverage ratio and Tier I Capital to risk weighted assets ratio for Slade's Ferry Trust Company are 8.67% and 12.40%, respectively, for the three months ended March 31, 2005. Slade's Ferry Trust Company's Tier I Capital leverage ratio and Tier I Capital to risk weighted assets ratio for the year ended December 31, 2004 are 8.67% and 12.56%, respectively.

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

The following table reflects our estimated exposure as a percentage of net interest income and the dollar impact for the next twelve months, assuming an immediate change in interest rates set forth below:

                               Estimated Exposure as a Percentage
    Rate Change                      of Net Interest Income
  (Basis Points)                          March 31, 2005
  --------------               ----------------------------------

       +300                                   (6.04%)
       -150                                    0.26%

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

The following table presents the changes in EVE given rate shocks.

  Rate Change       Estimated Exposure as a Percentage of     Change from
(Basis Points)               Net Interest Income              Flat Rates
--------------      -------------------------------------     -----------

     FLAT                           14.00%                        N/A
     +300                           12.30%                      (1.70%)
     -150                           13.28%                      (0.72%)

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

                                       SLADE'S FERRY BANCORP.
                                       ------------------------------------
                                       (Registrant)


August 15, 2005                        /s/ Mary Lynn D. Lenz
-----------------------------          ------------------------------------
(Date)                                 (Signature)        Mary Lynn D. Lenz
                                          President/Chief Executive Officer


August 15, 2005                        /s/ Deborah A. McLaughlin
-----------------------------          ------------------------------------
(Date)                                 (Signature)    Deborah A. McLaughlin
                                                   Executive Vice President
                                                   Chief Operating Officer/
                                                    Chief Financial Officer

                                EXHIBIT INDEX

Exhibit No.    Description                                            Item

3.1            Amended and Restated Articles of Incorporation          (1)
               of Slade's Ferry Bancorp.

3.2            Amended and Restated Bylaws of Slade's Ferry Bancorp.   (2)

3.3            Articles of Amendment to the Amended and Restated       (3)
               Articles of Incorporation of Slade's Ferry Bank

10.1           Slade's Ferry Bancorp. 1996 Stock Option Plan,          (4)
               as amended

10.2           Supplemental Executive Retirement Agreement between     (5)
               Slade's Ferry Bancorp. and Manuel J. Tavares


10.3           Form of Director Supplemental Retirement Program        (6)
               Director Agreement, Exhibit 1 thereto (Slade's
               Ferry Trust Company Director Supplemental Retirement Program Plan) and Endorsement Method Split Dollar
               Plan Agreement thereunder.

10.4           Form of Directors' Paid-up Insurance Policy (part       (7)
               of the Director Supplemental Retirement Program).

10.5           Supplemental Executive Retirement Agreement between     (8)
               Slade's Ferry Bancorp. and Mary Lynn D. Lenz

10.6           Employment Agreement between Slade's Ferry Bancorp.     (9)
               and Mary Lynn D. Lenz

10.7           Employment Agreement between Slade's Ferry Bancorp.    (10)
               and Deborah A. McLaughlin

10.8           Employment Agreement between Slade's Ferry Bancorp.    (11)
               and Manuel J. Tavares

10.9           Form Change of Control Agreement                       (12)

10.10          Severance Pay Plan                                     (13)

10.11          Slade's Ferry Bancorp 2004 Equity Incentive Plan       (14)

11.1           Statement Regarding Computation of Per Share Earnings

14.1           Code of Ethics                                         (15)

31.1           Rule 13a-14(a)/15d-14(a) Certification of the CEO

31.2           Rule 13a-14(a)/15d-14(a) Certification of the CFO

32.1           Section 1350 Certification of the CEO

32.2           Section 1350 Certification of the CFO

<F1>  Incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with the Commission on April 14, 1997.
<F2>  Incorporated by reference to the Registrant's Form 10-Q filed with the
      Commission on May 12, 2005.
<F3>  Incorporated by reference to the Registrant's Form 8-K filed with the
      Commission on December 21, 2004.
<F4>  Incorporated by reference to the Registrant's Form 10-Q/A for the quarter ended June 30, 1999.
<F5>  Incorporated by reference to the Registrant's Form 10-K/ASB for the fiscal year ended December 31, 1996.
<F6>  Incorporated by reference to Exhibit 10 to the Registrant's Form 10-
      Q/A for the quarter ended March 31, 1999.
<F7>  Incorporated by reference to Exhibit 10 to the Registrant's Form 10-
      Q/ASB for the quarter ended June 30, 1998.

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