Form 10-Q
period 2005-06-30
SLADES FERRY BANCORP
filed 2005-08-15
CIK 857499

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISION
                           Washington, D.C.  20549

                                  FORM 10-Q

           X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         -----       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended   June 30, 2005
                      -----------------

Commission file number   000-23904
                       -------------

                           SLADE'S FERRY BANCORP.
          (Exact name of registrant as specified in its character)


Massachusetts                                         04-3061936
---------------------------------                     ----------------------
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                     Identification Number)

100 Slade's Ferry Avenue
Somerset, Massachusetts                               02726
----------------------------------------              ----------------------
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

    Common stock ($0.01 par value) 4,123,781 shares as of July 31, 2005.
    --------------------------------------------------------------------

                              TABLE OF CONTENTS

                                   Part I

ITEM 1 - Consolidated Financial Statements of Slade's Ferry Bancorp. and
          Subsidiary                                                       2

         Consolidated Balance Sheets - June 30, 2005 and December 31,
          2004 (Unaudited)
         Consolidated Statements of Income - Six months ended June 30,
          2005 and 2004 (Unaudited)
         Consolidated Statements of Income - Three months ended June 30,
          2005 and 2004 (Unaudited)
         Consolidated Statement of Changes in Stockholder's Equity  -
          Six Months Ended June 30, 2005 (Unaudited)
         Consolidated Statements of Cash Flows - Six Months Ended
          June 30, 2005 and 2004 (Unaudited)
         Notes to Consolidated Financial Statements (Unaudited)

ITEM 2 - Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                           11

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk       28

ITEM 4 - Controls and Procedures                                          30

                                   Part II

ITEM 1 - Legal Proceedings                                                31

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds      31

ITEM 3 - Defaults upon Senior Securities                                  31

ITEM 4 - Submission of Matters to a Vote of Security Holders              31

ITEM 5 - Other Information                                                31

ITEM 6 - Exhibits                                                         32

                                   PART I

                                   ITEM 1

                            FINANCIAL STATEMENTS

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS


                                                                                 (Unaudited)
(Dollars in Thousands)                                               June 30, 2005    December 31, 2004
-------------------------------------------------------------------------------------------------------

Assets
------
Cash and due from banks                                                 $ 20,073           $ 15,984
Interest-bearing deposits with other banks                                   512                410
Federal Home Loan Bank overnight deposit                                       -              5,000
Federal funds sold                                                         5,100             13,800
                                                                        --------           --------
      Cash and cash equivalents                                           25,685             35,194
Interest-bearing time deposits with other bank                               100                100
Investments in available-for-sale securities (at fair value)              95,334             83,882
Investments in held-to-maturity securities (fair value of $33,545
 as of June 30, 2005 and $38,112 as of December 31, 2004)                 33,404             37,773
Federal Home Loan Bank stock                                               5,905              4,650
Loans, net of allowance for loan losses of $4,223
 at June 30, 2005 and  $4,101 at December 31, 2004                       391,303            362,265
Premises and equipment                                                     6,164              5,527
Goodwill                                                                   2,173              2,173
Accrued interest receivable                                                2,183              1,969
Cash surrender value of life insurance                                    11,674             11,548
Deferred taxes                                                             1,493              1,180
Other assets                                                               2,378              3,137
                                                                        --------           --------
      Total assets                                                      $577,796           $549,398
                                                                        ========           ========

Liabilities and Stockholders' Equity
Deposits:
  Noninterest-bearing                                                   $ 77,593           $ 80,232
  Interest-bearing                                                       329,045            319,673
                                                                        --------           --------
      Total deposits                                                     406,638            399,905
Federal Home Loan Bank advances                                          110,078             90,286
Subordinated debentures                                                   10,310             10,310
Other liabilities                                                          2,808              2,296
                                                                        --------           --------
      Total liabilities                                                  529,834            502,797
Stockholders' equity:
  Common stock, par value $0.01 per share; authorized 10,000,000 shares; issued and outstanding 4,115,200 shares on June 30, 2005
   and 4,068,423 shares on December 31, 2004                                  41                 41
  Paid-in capital                                                         30,703             29,976
  Retained earnings                                                       17,669             16,459
  Accumulated other comprehensive income (loss)                             (451)               125
                                                                        --------           --------
      Total stockholders' equity                                          47,962             46,601
                                                                        --------           --------

Total liabilities and stockholders' equity                              $577,796           $549,398
                                                                        ========           ========

The accompanying notes are an integral part of these consolidated financial statements.

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)


                                                                   Six Months Ended June 30,
(Dollars in Thousands, except per share data)                         2005           2004
                                                                   ----------     ----------

Interest and dividend income:
  Interest and fees on loans                                       $   10,993     $    9,867
  Interest and dividends on securities                                  2,605          1,207
  Interest on federal funds sold                                          157            161
  Other interest                                                           11              2
                                                                   ----------     ----------
      Total interest and dividend income                               13,766         11,237
                                                                   ----------     ----------
Interest expense:
  Interest on deposits                                                  2,616          2,447
  Interest on Federal Home Loan Bank advances                           1,985          1,173
  Interest on subordinated debentures                                     291            118
                                                                   ----------     ----------
      Total interest expense                                            4,892          3,738
                                                                   ----------     ----------
      Net interest and dividend income                                  8,874          7,499
Provision for loan losses                                                  65            376
                                                                   ----------     ----------
      Net interest and dividend income, after
       provision for loan losses                                        8,809          7,123
                                                                   ----------     ----------
Noninterest income:
  Service charges on deposit accounts                                     191            272
  Overdraft service charges                                               229            255
  Gain on sales of assets                                                  51              -
  Gain on sales and calls of available-for-sale securities, net            17             39
  Increase in cash surrender value of life insurance policies             258            258
  Other income                                                            363            339
                                                                   ----------     ----------
      Total noninterest income                                          1,109          1,163
                                                                   ----------     ----------
Noninterest expense:
  Salaries and employee benefits                                        4,095          4,082
  Occupancy expense                                                       451            420
  Equipment expense                                                       358            280
  Professional fees                                                       614            477
  Marketing expense                                                       328            198
  Other expense                                                         1,091            976
                                                                   ----------     ----------
      Total noninterest expense                                         6,937          6,433
                                                                   ----------     ----------
  Income before income taxes                                            2,981          1,853
  Income taxes                                                          1,033            643
                                                                   ----------     ----------
      Net income                                                   $    1,948     $    1,210
                                                                   ==========     ==========
Earnings per common share - basic                                  $     0.48     $     0.30
                                                                   ==========     ==========
Earnings per common share - diluted                                $     0.47     $     0.30
                                                                   ==========     ==========
Average common shares outstanding - basic                           4,094,939      4,028,706
                                                                   ==========     ==========
Average common shares outstanding - diluted                         4,123,796      4,077,206
                                                                   ==========     ==========
Dividends declared per share                                       $     0.18     $     0.18
                                                                   ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)


                                                                   Three Months Ended June 30,
                                                                   ---------------------------
(Dollars in Thousands, except per share data)                         2005             2004
                                                                   ----------       ----------

Interest and dividend income:
  Interest and fees on loans                                       $    5,727       $    4,975
  Interest and dividends on securities                                  1,283              678
  Interest on federal funds sold                                           92              104
  Other interest                                                            7                -
                                                                   ----------       ----------
      Total interest and dividend income                                7,109            5,757
                                                                   ----------       ----------
Interest expense:
  Interest on deposits                                                  1,457            1,325
  Interest on Federal Home Loan Bank advances                           1,074              578
  Interest on subordinated debentures                                     155              102
                                                                   ----------       ----------
      Total interest expense                                            2,686            2,005
                                                                   ----------       ----------
      Net interest and dividend income                                  4,423            3,752
Provision for loan losses                                                  15              130
                                                                   ----------       ----------
      Net interest and dividend income after
       provision for loan losses                                        4,408            3,622
                                                                   ----------       ----------
Noninterest income:
  Service charges on deposit accounts                                      93              127
  Overdraft service charges                                               119              132
  Gain on sales of assets                                                  11                -
  Gain on sales and calls of available-for-sale securities, net            15                4
  Increase in cash surrender value of life insurance policies             111              120
  Other income                                                            191              217
                                                                   ----------       ----------
      Total noninterest income                                            540              600
                                                                   ----------       ----------
Noninterest expense:
  Salaries and employee benefits                                        2,120            2,011
  Occupancy expense                                                       212              189
  Equipment expense                                                       188              133
  Professional fees                                                       307              250
  Marketing expense                                                       229              141
  Other expense                                                           566              496
                                                                   ----------       ----------
      Total noninterest expense                                         3,622            3,220
                                                                   ----------       ----------
      Income before income taxes                                        1,326            1,002
Income taxes                                                              478              377
                                                                   ----------       ----------
      Net income                                                   $      848       $      625
                                                                   ==========       ==========
Earnings per common share - basic                                  $     0.21       $     0.15
                                                                   ==========       ==========
Earnings per common share - diluted                                $     0.21       $     0.15
                                                                   ==========       ==========
Average common shares outstanding - basic                           4,112,969        4,044,758
                                                                   ==========       ==========
Average common shares outstanding - diluted                         4,132,712        4,088,168
                                                                   ==========       ==========
Dividends declared per share                                       $     0.09       $     0.09
                                                                   ==========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            SIX MONTHS ENDED JUNE 30, 2005 AND DECEMBER 31, 2004
                                 (Unaudited)


                                                                               Accumulated
                                                                                  Other
                                                Common   Paid-in   Retained   Comprehensive
(Dollars in Thousands, except per share data)   Stock    Capital   Earnings   Income (Loss)    Total
-----------------------------------------------------------------------------------------------------

Balance, December 31, 2004                        $41    $29,976    $16,459       $ 125       $46,601
Comprehensive income:
  Net income                                        -          -      1,948           -         1,948
  Other comprehensive (loss)                        -          -          -        (576)         (576)
                                                                                              -------
    Comprehensive income                                                                        1,372
                                                                                              -------
Issuance of common stock from dividend
 reinvestment plan                                  -        296          -           -           296
Stock issuance relating to optional
 cash contribution plan                             -         20          -           -            20
Stock options exercised                             -        316          -           -            316
Tax benefit of stock options exercised              -         95          -           -             95
Dividends declared ($.18 per share)                 -          -       (738)          -           (738)
                                                  ----------------------------------------------------
Balance, June 30, 2005                            $41    $30,703    $17,669       $(451)       $47,962
                                                  ====================================================

The accompanying notes are an integral part of these consolidated financial statements.

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                                   Six Months Ended June 30,
(Dollars in Thousands)                                                 2005         2004
--------------------------------------------------------------------------------------------

Cash flows from operating activities:
Net income                                                           $  1,948     $  1,210
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Amortization, net of accretion of securities                            152           72
  Gain on sales and calls of available-for-sale securities, net           (17)         (39)
  Change in unearned income                                                40          128
  Provision for loan losses                                                65          376
  Deferred tax expense                                                    127          (26)
  Depreciation and amortization                                           392          320
  Gain on sales of assets                                                  51            -
  Increase in cash surrender value of life insurance policies            (246)        (258)
  (Increase) decrease in other assets                                     146         (619)
  Increase in accrued interest receivable                                (214)        (333)
  Increase in other liabilities                                           512          179
                                                                     --------     --------
      Net cash provided by operating activities                         2,854        1,010
                                                                     --------     --------

Cash flows from investing activities:
  Decrease in interest bearing time deposits with other banks               -          100
  Purchases of available-for-sale securities                          (20,769)     (38,643)
  Proceeds from sales of available-for-sale securities                  1,826            -
  Proceeds from maturities of available-for-sale securities             6,548        9,241
  Purchases of held-to-maturity securities                                  -            -
  Proceeds from maturities of held-to-maturity securities               4,256        1,777
  Purchases of Federal Home Loan Bank stock                            (1,255)        (105)
  Loan originations and principal collections, net                    (29,200)     (27,610)
  Recoveries of loans previously charged off                               57           69
  Capital expenditures                                                 (1,046)        (202)
  Proceeds from sale of property and equipment                             28            -
  Proceeds from sale of investment real estate                            653
 Investment in life insurance policies                                      -         (135)
  Redemption of life insurance policy                                     120            -
                                                                     --------     --------
      Net cash used in investing activities                           (38,782)     (55,508)
                                                                     --------     --------

The accompanying notes are an integral part of these consolidated financial statements.

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                 (Continued)


                                                                   Six Months Ended June 30,
(Dollars in Thousands)                                                 2005         2004
--------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Net increase in demand deposits, NOW and savings accounts             3,426       52,809
  Net increase in time deposits                                         3,307       25,738
  Short-term advances from Federal Home Loan Bank                           -       (3,824)
  Long-term advances from Federal Home Loan Bank                       20,000            -
  Payments on Federal Home Loan Bank long-term advances                  (208)        (169)
  Proceeds from issuance of common stock                                  316          380
  Stock options exercised                                                 316          532
  Retirement of shares of common stock                                      -          (32)
  Dividends paid                                                         (738)        (722)
  Proceeds from issuance of subordinated debentures                         -       10,310
                                                                     --------     --------
  Net cash provided by financing activities                            26,419       85,022
                                                                     --------     --------
Net increase (decrease) in cash and cash equivalents                   (9,509)      30,524
Cash and cash equivalents at beginning of period                       35,194       22,706
                                                                     --------     --------
Cash and cash equivalents at end of period                           $ 25,685     $ 53,230
                                                                     ========     ========
Supplemental disclosures:
  Interest paid                                                      $  4,772     $  3,700
  Income taxes paid                                                  $    883     $    629

The accompanying notes are an integral part of these consolidated financial statements.

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                                June 30, 2005


Note A - Basis of Presentation
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the management of Slade's Ferry Bancorp. (the "Company"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

The consolidated financial statements of Slade's Ferry Bancorp. include its wholly-owned subsidiary, Slade's Ferry Trust Company, and its subsidiaries, Slade's Ferry Realty Trust, Slade's Ferry Securities Corporation, Slade's Ferry Securities Corporation II and Slade's Ferry Loan Company. Slade's Ferry Loan Company was dissolved in May 2005. All significant intercompany balances have been eliminated.

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


                                                     Three Months Ended June 30,    Six Months Ended June 30,
(Dollars in Thousands, except per share data)               2005      2004               2005       2004
-------------------------------------------------------------------------------------------------------------

Net income, as reported                                    $ 848     $ 625              $1,948     $1,210
Deduct: Total stock-based employee compensation
 expense determined  under fair value based method
 for all awards, net of related tax effects                   26        88                  63         88
                                                           ----------------------------------------------

Pro forma net income                                       $ 822     $ 537              $1,885     $1,122
                                                           ==============================================

Earnings per share:
  Basic - as reported                                      $0.21     $0.15              $ 0.48     $ 0.30
  Basic - pro forma                                        $0.20     $0.13              $ 0.46     $ 0.28
  Diluted - as reported                                    $0.21     $0.15              $ 0.47     $ 0.30
  Diluted - pro forma                                      $0.20     $0.13              $ 0.46     $ 0.27

Note D - Pension Benefits
-------------------------

The following summarizes the net periodic benefit cost for the periods presented:


                                      Six Months Ended June 30,    Three Months Ended June 30,
Dollars in Thousands                       2005      2004                 2005     2004
----------------------------------------------------------------------------------------------

Interest cost                              $ 43      $ 53                 $ 21     $ 26
Expected return on plan assets              (74)      (54)                 (37)     (27)
Settlement charge                             -        58                    -        1
Recognized net actuarial  loss               17        21                    9       11
                                           ----      ----                 ----     ----
Net periodic benefit cost (income)         $(14)     $ 78                 $ (7)    $ 11
                                           ====      ====                 ====     ====

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

                                   ITEM 2

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

Slade's Ferry Bancorp, a Massachusetts corporation, is a bank holding company headquartered in Somerset, Massachusetts with consolidated assets of $577.8 million, consolidated net loans and leases of $391.3 million, consolidated deposits of $406.6 million and consolidated shareholders' equity of $48.0 million as of June 30, 2005. We conduct our business principally through our wholly-owned subsidiary, Slade's Ferry Trust Company (referred to herein as the "Bank"), a Massachusetts-chartered trust company.
 Our common stock is quoted on the Nasdaq Small Cap Market under the symbol "SFBC."

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

As used throughout this report, the terms "we," "our," "us," or the "Bank" or the "Company" refer to Slade's Ferry Bancorp and its consolidated subsidiaries.

Critical Accounting Policies
----------------------------

Our significant accounting policies are incorporated by reference from Note 3 to our Consolidated Financial Statements filed within Form 10-K/A for the year ended December 31, 2004. In preparing financial information, management is required to make significant judgements, estimates, and assumptions that impact the reported amounts of certain assets, liabilities, revenues and expenses. The accounting principles we follow and the methods of applying these principles conform to accounting principles generally accepted in the United States, and general banking practices. We consider the following to be our critical accounting policies: allowance for loan losses; goodwill and other intangible assets other than temporary impairment of investments; and deferred taxes.

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


Comparison of Financial Condition at June 30, 2005 and December 31, 2004
------------------------------------------------------------------------

General
-------

Total assets increased by $28.4 million, or 5.2%, from $549.4 million at
December 31, 2004 to $577.8 million at June 30, 2005.   The increase mainly
is the result of growth in the loan portfolio, which increased by $29.0 million or 8.0%, from $362.3 million (net of allowance for loan losses) to $391.3 million. The total investment securities portfolio increased from $126.4 million at December 31, 2004 to $134.7 million at June 30, 2005. The increase in loans and the investment portfolio was partially offset by a decrease in cash and cash equivalents of $9.5 million. During the same time period, deposits increased by $6.7 million, or 1.7%, from

$399.9 million to $406.6 million, while advances from the Federal Home Loan Bank of Boston (the "FHLB") increased by $19.8 million or 21.9%. The growth in deposits and the additional FHLB advances were used to fund our loan growth during the year.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents decreased by $9.5 million, from $35.2 million reported at year-end 2004 to $25.7 million at June 30, 2005. The decrease is the result of our election to invest excess cash into the bond portfolio. We believe that there are opportunities to enhance income using the bond portfolio, while remaining within our interest rate risk guidelines. Accordingly, we selectively invested additional cash into the bond portfolio.

Investment Portfolio
--------------------

Total investments, excluding Federal Home Loan Bank stock, increased by $7.1 million from $121.7 million reported at December 31, 2004 to $128.7 million at June 30, 2005, an increase of 5.8%. The main objective of the investment portfolio is to provide adequate liquidity to meet reasonable declines in deposits and any anticipated increases in the loan portfolio, to provide safety of principal and interest, to generate earnings adequate to provide a stable income, and to fit within our overall asset/liability management objectives. We do not purchase free standing derivative instruments, such as sweeps, options or futures.

We utilize both a "held-to-maturity" portfolio and an "available-for-sale" portfolio, as defined in Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", to
manage investments.   Our investment policy requires Board approval before a
trading account can be established. The held-to-maturity portfolio was originally established for holding high-yielding municipal securities. During 2004, certain mortgage-backed securities designated as collateral for FHLB advances were also designated as held-to-maturity. Management has the ability and intent to hold these securities to their contractual maturity. We primarily utilize U.S. Government agency securities and agency-insured mortgage-backed securities as investment vehicles. High-quality corporate bonds and municipal securities are purchased when an exceptional opportunity to enhance investment yields arises. Purchases of these investments are limited to securities that carry a rating of "Baa1" (Moody's) or "BBB+" (Standard and Poor's), in order to control credit risk within the investment portfolio. Among other investment criteria, it is management's goal to maintain a total bond portfolio duration of less than five years. At June 30, 2005, the portfolio duration was estimated at 2.75 years.

The following table presents the amortized cost, unrealized gains and losses, and fair value of our portfolio of Investment Securities Held-to-Maturity at June 30, 2005:


                                             Amortized     Gross Unrealized    Gross Unrealized
(Dollars in Thousands)                       Cost Basis          Gains              Losses         Fair Value
-------------------------------------------------------------------------------------------------------------

Debt securities issued by states of
 the United States and political
 subdivisions of the states                    $ 7,704           $208                $  7            $ 7,905

Federal agency mortgage-backed securities       25,700             35                  95             25,640
                                               -------------------------------------------------------------

Total                                          $33,404           $243                $102            $33,545
                                               =============================================================

Securities in the Available-for-Sale portfolio are securities that we intend to hold for an indefinite period of time, but not necessarily to maturity. These securities may be sold in response to interest rate changes, liquidity needs or other factors. Any unrealized gain or loss, net of taxes, for the Available-for-Sale securities is reflected in stockholders' equity.

The Available-for-Sale portfolio consists primarily of Federal agency obligations, agency-insured mortgage-backed securities, and high-quality corporate bonds. We also have a portfolio of common and preferred marketable equity securities. The equity securities carry a greater level of risk as they are subject to market fluctuations. These securities are constantly monitored and evaluated to determine their suitability for sale, retention in the portfolio, or possible write-downs due to impairment issues. We minimize risk by limiting the total amount invested in marketable equity securities. At June 30, 2005, the amount invested in marketable equity securities was 3.5% of the total market value of the investment portfolio distributed over various industry sectors.

The following table presents the amortized cost, unrealized gains and losses, and fair value of our portfolio of Investment Securities Available-for-Sale at June 30, 2005:


                                             Amortized     Gross Unrealized    Gross Unrealized
(Dollars in Thousands)                       Cost Basis          Gains              Losses         Fair Value
-------------------------------------------------------------------------------------------------------------

Debt securities issued by the U.S.
 Treasury and other U.S. Government
 corporations and agencies                     $51,926           $ 23               $  444           $51,505

Federal agency mortgage-backed securities       29,562            199                  129            29,632

Corporate debt securities                        9,810             54                  272             9,592

Mutual funds                                     1,215             17                    -             1,232

Marketable equity securities                     3,521            124                  272             3,373
                                               -------------------------------------------------------------

Total                                          $96,034           $417               $1,118           $95,334
                                               =============================================================

Loans
-----

The loan portfolio consists of loans originated primarily in our market area. There are no foreign loans outstanding. The interest rates we charge on loans are affected principally by the demand for such loans, the supply of money available for lending purposes and the rates offered by its competitors. Total net loans increased from 65.9% of total assets at December 31, 2004, to 67.7% of total assets at June 30, 2005.

Commercial real estate loans represent 52.6% of gross loans. Residential real estate, including home equity loans, represents 33.2% of gross loans. We require a loan-to-value ratio of 80% in both commercial and residential mortgages. These mortgages are secured by real properties which have a readily ascertainable appraised value. Home equity loans are generally revolving lines of credit and are typically secured by second mortgages on one-to-four family owner-occupied properties.

Generally, commercial real estate loans have a higher degree of credit risk than residential real estate loans because they depend primarily on unit supply and demand and various conditions. When granting these loans, we evaluate the financial condition of the borrower(s), the location of the real estate, the quality of management, and general economic and competitive conditions. When granting a residential mortgage, we review the borrower's repayment history on past debt, and assess the borrower's ability to meet existing obligations and payments on the proposed loan. Real estate construction loans comprise both residential and commercial construction loans throughout our market area.

Commercial loans consist of loans predominantly collateralized by inventory, furniture and fixtures, and accounts receivable. In assessing the collateral for this type of loan, we apply a 50% liquidation value to inventories; 25% to furniture, fixtures and equipment; and 70% to accounts receivable less than 90 days of invoice date. Commercial loans represent 7.7% of the loan portfolio as of June 30, 2005.

Consumer loans are both secured and unsecured borrowings and, at June 30, 2005 represent only .60% of our total loan portfolio. These loans have a higher degree of risk than residential mortgage loans. The underlying collateral of a secured consumer loan tends to depreciate in value. Consumer loans are typically made based on the borrower's ability to repay the loan through continued financial stability. We endeavor to minimize risk by reviewing the borrower's repayment history on past debts, and assessing the borrower's ability to meet existing obligations on the proposed loan.

The following table shows the amount of loans by category at June 30, 2005 and December 31, 2004.


                                                                                              Percentage
(Dollars in Thousands)                             June 30, 2005    December 31, 2004    Increase/(Decrease)
------------------------------------------------------------------------------------------------------------

Commercial, financial and agricultural                $ 30,278          $ 26,606                13.80%
Real estate - construction and land development         23,709            24,240                -2.19%
Real estate - residential                              110,154            97,496                12.98%
Real estate - commercial                               208,127           192,822                 7.94%
Home equity lines of credit                             21,418            23,131                -7.41%
Consumer                                                 2,319             2,510                -7.61%
                                                      -----------------------------------------------
      Total loans                                      396,005           366,805                 7.96%
Allowance for loan losses                               (4,223)           (4,101)                2.97%
Unearned income                                           (479)             (439)                9.11%
                                                      -----------------------------------------------
      Net loans, carrying amount                      $391,303          $362,265                 8.02%
                                                      ===============================================

The increases in the loan portfolio are the result of the normal origination process. We have been successful in both retention of existing loans and the origination of new loans, particularly commercial and commercial real estate loans.

The following table presents information with respect to nonaccrual and past due loans during the periods indicated.

          Information With Respect to Nonaccrual and Past Due Loans at June 30, 2005 and December 31, 2004


(Dollars in Thousands)                                                   At June 30, 2005    At December 31, 2004
-----------------------------------------------------------------------------------------------------------------

Non-accrual loans                                                            $   364                $  506

Interest income that would have been recorded during the
 period under original terms                                                      34                    67

Interest income recorded during period                                            17                    44

Loans 90 days or more past due and still accruing real estate
 acquired by foreclosure or substantively repossessed                            166                     -

Percentage of non-accrual loans to total gross loans                            0.09%                 0.01%

Percentage of non-accrual loans, restructered loans, and real estate
 acquired by foreclosure or substantively repossessed to total assets           0.06%                 0.13%

Percentage of allowance for loan losses to non-accrual loans                 1160.20%               810.47%

The $364,000 in non-accrual loans as of June 30, 2005 consists of $362,000
of real estate mortgages and $2,000 attributed to commercial loans.   There
were no restructured loans included in nonaccrual loans for the first six months of 2005.

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

Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114") applies to all loans except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, loans measured at fair value or at the lower of cost or fair value. SFAS No. 114 requires that impaired loans be valued at the present value of expected future cash flows discounted at the loan's effective interest rate or as a practical expedient, at the market value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, we do not separately identify individual consumer and residential loans for impairment disclosures. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principle or interest when due according to the contractual terms of the loan agreement. At June 30, 2005 there were $56,400 of loans which we have determined to be impaired, with a related allowance for credit losses of $2,800.

                    Analysis of Allowance for Loan Losses

The table below illustrates the changes in the Allowance for Loan Losses for the periods indicated.


                                   Six months ended June 30,
(Dollars in Thousands)                 2005        2004
------------------------------------------------------------

Balance at beginning of period        $4,101      $4,154
Charge-offs:
  Commercial                               -           -
  Real estate - Construction               -           -
  Real estate - Mortgage                   -           -
  Installment/Consumer                     -          (4)
                                      ------------------
Total charge-offs                          -          (4)
                                      ------------------

Recoveries:
  Commercial                              32          36
  Real estate - Construction               -           -
  Real estate - Mortgage                  15          24
  Installment/Consumer                    10           9
                                      ------------------
Total recoveries                          57          69
                                      ------------------
Net Charge-offs                           57          65
Provision charged to operations           65         376
                                      ------------------
Balance at end of period              $4,223      $4,595
                                      ==================
Allowance for Loan Losses
 as a percent of loans                  1.08%       1.27%
Ratio of net charge-offs to
 average loans outstanding              0.00%       0.00%

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

Due to stronger underwriting guidelines, and the sale of loans previously deemed non-performing, the overall credit risk profile of the loan portfolio has improved, allowing a lesser provision for loan losses in 2005. As a result, the allowance for loan losses remained relatively constant, increasing from $4,101,000, or 1.11% of total gross loans at December 31, 2004 to $4,223,000, or 1.07% of total gross loans at June 30, 2005. After thorough review and analysis of the adequacy of the loan loss allowance, we recorded a provision for loan losses of $65,000 for the six months ended June 30, 2005, compared to a provision of $376,000 for the six months ended June 30, 2004. The decreased provision is primarily the result of the enhanced credit quality achieved with the actions taken in 2004. Management believes that the Allowance for Loan Losses of $4,223,000 at June 30, 2005 is adequate to cover potential losses in the loan portfolio, based on current information available to management.

This table shows an allocation of the allowance for loan losses as of the end of each of the periods indicated.


                                     June 30, 2005                  December 31, 2004
                             -----------------------------    -----------------------------
                                          Percent of Loans                 Percent of Loans
                                          in Each Category                 in Each Category
(Dollars in Thousands)        Amount       to Total Loans      Amount       to Total Loans
-------------------------------------------------------------------------------------------

Commercial (4)               $  514(1)           7.65%        $  743(1)           7.26%
Real estate Construction        268              5.99%           236              6.62%
Real estate - residential       448             27.82%           421             32.87%
Real estate - commercial      2,944             57.96%         2,568             52.57%
Consumer (2)                     49(3)           0.58%           133(3)           0.68%
                             ---------------------------------------------------------
                             $4,223            100.00%        $4,101            100.00%
                             =========================================================

--------------------
<F1>  Includes amounts specifically reserved for impaired loans of $0 at
      June 30, 2005, and $271,000 at December 31, 2004 as required by Financial Accounting Standard No. 114, "Accounting for Impairment of Loans."
<F2>  Includes consumer and other loans.
<F3>  Includes amounts specifically  reserved for impaired loans of $0 at
      June 30, 2005 and $76,000 at December 31, 2004 as required by Financial Accounting Standard No. 114, "Accounting for Impairment of Loans."
<F4>  Includes commercial, financial, agricultural and nonprofit loans.

Deposits
--------

Total deposits at June 30, 2005 were $406.6 million, an increase of $6.7 million, or 1.7%, when compared to total deposits of $399.9 million at December 31, 2004. The following table presents deposits by category for various deposit types at June 30, 2005 and December 31, 2004.


                                                                     Percentage
(Dollars in Thousands)     June 30, 2005    December 31,2004    Increase/(Decrease)
                           --------------------------------------------------------

Demand deposits               $ 77,953          $ 80,232               (2.84)%
NOW                             48,386            42,881               12.84%
Savings                         97,429            89,809                8.48%
Money market                    30,788            38,518              (20.07)%
Certificates of deposit        152,082           148,465                2.44%
                              ----------------------------------------------

                              $406,638          $399,905                1.68%
                              ==============================================

We had approximately $30 million in premium-rate certificates of deposit that matured in January 2005. We elected not to price the renewals at a premium; consequently, approximately $15 million of these certificates ran off in the first quarter of 2005. Additional premium-rate certificates were offered, and our Coastal Savings account, which pays a market-based interest rate and is designed to fill the needs of high-balance customers, was promoted in order to fund a portion of the loan growth experienced in the second quarter of 2005. The increase in savings deposits is primarily the result of increased promotion of the Coastal Savings account.

Federal Home Loan Bank Advances
-------------------------------

Advances from the Federal Home Loan Bank totaled $110.1 million at June 30, 2005, as compared to $90.3 million at December 31, 2004, an increase of $19.8 million or 21.9%. These incremental borrowings funded the growth in the loan portfolio, particularly in the first quarter of 2005. There was no change in the balance of our subordinated debentures or underlying trust preferred securities.


Comparison of Results of Operations for the Six Months Ended June 30, 2005
--------------------------------------------------------------------------
and 2004
--------

General
-------

Net income increased from $1.2 million or $0.30 per share, basic and diluted, for the six months ended June 30, 2004 to $1.9 million or $0.48 per share, basic and $0.47 per share, diluted, for the six months ended June 30, 2005, an increase in net income of 59.2%. Net interest income increased by $1.4 million or 19.1%, from $7.5 million to $8.9 million when comparing the six months ended June 30, 2005 and 2004. This increase is primarily the result of our continued asset growth and the deployment of deposit funds garnered in early 2004 into loans and investment securities. Over the same period, the provision for loan losses decreased from $376,000 to $65,000, as enhanced loan quality has enabled us to reduce the levels of provisions taken. Non-interest income decreased by $54,000 while non-interest expenses increased by $504,000 or 7.8%, from $6.4 million for the six months ended June 30, 2004 to $6.9 million for the six months ended June 30, 2005.


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

Total interest and dividend income increased by $2.6 million or 22.5%, from $11.2 million for the six months ended June 30, 2004 to $13.8 million for the six months ended June 30, 2005. This increase is the result of increases in the levels of both loans and investment securities. Interest and fees on loans increased from $9.9 million for the six months ended June 30, 2004 to $11.0 million for the three months ended June 30, 2005, an increase of 11.4%. The increase is the result of portfolio growth, as well as the effect of increasing market rates. Indicative of the increase in market rates, the average yield on loans increased from 5.66% for the six months ended June 30 2004 to 5.76% for the six months ended June 30, 2005. As a result of the portfolio growth experienced in late 2004 and 2005, interest and dividends on investment securities increased by $1.4 million, from $1.2 million to $2.6 million, for the six months ended June 30, 2004 compared to 2005. All other interest increased by $5,000. The yield on earning assets increased from 4.93% for the six months ended June 30, 2004 to 5.30% for the six months ended June 30, 2005, due principally to market interest rate increases and purchases of investment securities with higher yields.

Interest Expense
----------------

Total interest expense increased by $1.2 million or 30.9%, from $3.7 million for the six months ended June 30, 2004 to $4.9 million for the six months ended June 30, 2005. The increase is the result of our overall growth during late 2004 and 2005, as well as increases in market interest rates. Indicative of changes in interest rates, the weighted average cost of interest-earning funds was 2.28% for the six months ended June 30, 2005, compared with 2.00% for the six months ended June 30, 2004.

Interest expense on deposits increased by $169,000, from $2.4 million for the six months ended June 30, 2004 to $2.6 million for the six months ended June 20, 2005. The competition for deposits in our market area is becoming more intense. Accordingly, we have increased certain interest rates in response to increases in market interest rates and corresponding increases in deposit interest rates offered by our competition, in order to continue to fund loan growth. As a result of these rate increases, the weighted average cost of deposits increased from 1.59% for the six months ended June 30, 2004 to 1.66% for the six months ended June 30, 2005.

Interest on FHLB advances increased from $1.2 million for the six months ended June 30, 2004 to $2.0 million for the six months ended June 30, 2005, an increase of $812,000 or 69.2%. Management took advantage of low interest rates from the FHLB to fund a leverage strategy in September 2004 and loan growth during early 2005. Indicative of these low rates, the average rate paid on FHLB advances decreased from 4.14% for the six months ended June 30, 2004 to 3.83% for the six months ended June 30, 2005.

Interest on subordinated debentures increased from $118,000 for the six months ended June 30, 2004 to $291,000 for the six months ended June 30, 2005. The increase is the result of a full six months' interest being accrued on the subordinated debentures in 2005, whereas the debentures were issued in March of 2004. Additionally, the interest rate on the debentures is variable, resetting quarterly at the three-month LIBOR rate plus 279 basis points. Accordingly, the interest cost of the subordinated debentures increased from 3.99% for the six months ended June 30, 2004 to 5.69% for the six months ended June 30, 2005.

The following table sets forth our average assets, liabilities, and stockholders' equity; interest income earned and interest paid; average rates earned and paid; and net interest spread and the net interest margin for the six months ended June 30, 2005, and 2004. Average balances reported are daily averages.


                                                                  Six Months Ended June 30,
                                                        2005                                     2004
                                       -------------------------------------    -------------------------------------
                                       Average        Interest       Average    Average        Interest       Average
(Dollars in Thousands)                 Balance     Income/Expense      Rate     Balance     Income/Expense      Rate
---------------------------------------------------------------------------------------------------------------------

Assets:
Interest-earning assets
  Commercial loans                     $ 30,272        $   907        6.04%     $ 33,636        $   860        5.14%
  Commercial real estate                220,402          6,561        6.00%      202,033          6,138        6.11%
  Residential real estate               131,579          3,457        5.30%      111,045          2,766        5.01%
  Consumer loans                          2,312             68        5.93%        3,752            103        5.52%
                                       ---------------------------------------------------------------------------
      Total loans                       384,565         10,993        5.76%      350,466          9,867        5.66%
Federal funds sold                       12,606            157        2.51%       42,610            161        0.76%
Taxable debt securities                 106,927          2,234        4.21%       48,446            913        3.79%
Tax-exempt debt securities                8,127            176        4.37%       10,142            218        4.32%
Marketable equity securities              4,809             83        3.48%        3,692             46        2.51%
FHLB stock                                5,485            112        4.12%        3,027             32        2.13%
Other investments                           775             11        2.86%          278              1        0.72%
                                       ---------------------------------------------------------------------------
      Total interest-earning assets     523,294         13,766        5.30%      458,661         11,238        4.93%
                                                       -------                                  -------
Allowance for loan losses                (4,163)                                  (4,381)
Unearned income                            (401)                                    (426)
Cash and due from banks                  18,311                                   22,234
Other assets                             25,575                                   23,887
                                       --------                                 --------
      Total assets                     $562,616                                 $499,975
                                       ========                                 ========

Liabilities & Stockholders' equity:
Savings accounts                       $ 91,619        $   468        1.03%     $ 83,324        $   374        0.90%
NOW accounts                             48,242            231        0.97%       40,821            153        0.75%
Money market accounts                    37,311            218        1.18%       34,467            256        1.49%
Time deposits                           141,333          1,699        2.42%      153,729          1,665        2.18%
FHLB advances                           104,460          1,985        3.83%       56,949          1,173        4.14%
Subordinated debt                        10,310            291        5.69%        5,948            118        3.99%
                                       ---------------------------------------------------------------------------
      Total interest-bearing
       liabilities                      433,275          4,892        2.28%      375,238          3,739        2.00%
                                                       -------                                  -------
Demand deposits                          79,334                                   78,701
Other liabilities                         2,594                                    2,730
                                       --------                                 --------
      Total liabilities                 515,203                                  456,669
Stockholders' equity                     47,413                                   43,306
                                       --------                                 --------
      Total liabilities &
       stockholders' equity             562,616                                  499,975
                                       ========                                 ========
Net interest income                                    $ 8,874                                  $ 7,499
                                                       =======                                  =======
Net interest spread                                                   3.03%                                    2.92%
Net interest margin                                                   3.42%                                    3.29%

The following table presents the changes in components of net interest income for the six months ended June 30, 2005 and 2004, which are the result of changes in interest rates and the changes that are the result of changes in volume of the underlying asset or liability. Changes that are attributable to changes in both rate and volume have been allocated equally to rate and volume.

            Net Interest Income - Changes Due to Volume and Rate


                                  Six Months Ended June 30,
                                        2005 vs. 2004
                                    Increase / (Decrease)

                                Total      Due to     Due to
(Dollars in Thousands)          Change     Volume      Rate

Commercial loans                $   47     $  (93)    $ 140

Commercial real estate             423        552      (129)

Residential real estate            691        525       166

Consumer loans                     (35)       (41)        6

Federal funds sold                  (4)      (244)      240

Taxable debt securities          1,321      1,162       159

Tax-exempt securities              (42)       (43)        1

Marketable equity securities        37         17        20

FHLB stock                          80         38        42

Other investments                   10          4         6
                                ---------------------------

      Total Interest Income      2,528      1,877       651
                                ---------------------------

Savings accounts                    94         40        54

NOW accounts                        78         32        46

Money market accounts              (38)        19       (57)

Time deposits                       34       (142)      176

FHLB advances                      812        941      (129)

Subordinated debt                  173        105        68
                                ---------------------------

      Total Interest Expense     1,153        995       158
                                ---------------------------

Net Interest Income             $1,375     $  882     $ 493
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

The provision during the six months ended June 30, 2005 was $65,000, compared to $376,000 for the six months ended June 30, 2004. We reduced the level of the provision because of a higher level of residential real estate loan originations, which require a lower overall provision level, and because of the overall enhancement in credit quality achieved through tighter underwriting standards, the previously-mentioned sales of loans and a 96% reduction in the level of impaired loans from $1.7 million at June 30, 2004 to $56,000 at June 30, 2005.

Non-Interest Income
-------------------

Total non-interest income decreased by $54,000 or 4.6% from $1.2 million for the six months ended June 30, 2004 to $1.1 million for the six months ending June 30, 2005. Service charges on deposit accounts decreased from $272,000 for the six months ended June 30, 2004 to $191,000 for the six months ended June 30, 2005. This decrease is the result of the proliferation of free checking accounts. In response to competitive pressure, we offered and promoted free checking accounts and realized a significant shift of accounts into this product, resulting in the decrease in fee income. We also realized a decrease in overdraft fees of $26,000 when comparing the two periods.

In March 2005, we realized a $40,000 gain on the sale of a building that formerly housed a branch office and in May 2005, two bank-owned vehicles were sold at a gain of $11,000. Gains on sales of securities decreased from $39,000 for the six months ended June 30, 2004 to $17,000 for the six months ended June 30, 2005. The gains realized in both periods relate to sales of marketable equity securities held in the available-for-sale portfolio.

Increases in cash surrender values of bank-owned life insurance policies remained constant at $258,000 when comparing the six months ended June 30, 2005, and June 30, 2004. Other income increased from $339,000 for the six months ended June 30, 2004 to $363,000 for the six months ended June 30, 2005, an increase of 7.1%. This increase is the result of increased volume of ATM and debit card use totaling $27,000, and increases in various customer service fees.

Non-Interest Expense
--------------------

Total non-interest expense increased from $6.4 million recorded for the six months ended June 30, 2004, to $6.9 million reported for the six months ended June 30, 2005, an increase of 7.8%. Salaries and employee benefits remained relatively constant, increasing by $13,000, when comparing the six months ended June 30, 2005 and 2004. The increase was attributable to an increase in staff offset by a change in the defined benefit pension plan and FAS 91 not taken in the prior year.

Occupancy expense totaled $451,000 for the six months ended June 30, 2005, compared to $420,000 for the six months ended June 30, 2004, an increase of 7.4%. Cost savings realized from closing branches in 2004 have been offset by costs associated with opening the new Assonet Branch in March 2005. Additionally, during the second quarter of 2005 we outsourced our facilities maintenance. The fees associated with facilities maintenance are charged to occupancy expense. Going forward we expect to realize savings in salaries and employee benefits costs, which will offset the fees paid in facilities management fees.

Equipment expenses increased over the same period from $280,000 to $358,000, or 27.9% because of management's initiative to modernize the teller and platform systems. We believe that the investment in equipment and software will ultimately result in more efficient customer service and savings in personnel costs.

Marketing expenses attributed to production and media costs, print advertising, and other direct marketing increased by $130,000, or 65.7%, to $328,000 for the six months ended June 30, 2005, from $198,000 for six months ended June 30, 2004. As we continue to launch new deposit products and services, such as the Coastal Savings account and the Bank at Work Program, we expect marketing costs to rise. Professional fees increased from $477,000 for the six months ended June 30, 2004 to $614,000 for the six months ended June 30, 2005, an increase of 28.7%. The increase is the result of accounting and consulting costs associated with our restatement of certain financial statements and related information totaling $65,000 incurred during May and June 2005, as well as costs incurred to comply with the provisions of section 404 of the Sarbanes-Oxley Act of 2002. We anticipate that professional fees will continue to increase throughout 2005, in order to bring us into compliance with The Sarbanes-Oxley Act. Additionally, legal collection costs increased by $17,000, when comparing the six months ended June 30, 2005 and 2004.

All other expenses increased by $115,000 when comparing the six months ended June 30, 2005 and 2004. This increase is primarily attributable to software maintenance and increased purchases of stationery and supplies related to the conversion of teller and platform computer systems throughout the Bank. The conversion required an initial purchase of supplies needed to support the hardware installed in the conversion.
The expenses for stationary and supplies increased by $24,000, from $44,000 for the six months ended June 30, 2004 to $68,000 for the six months ended June 30, 2005. The increase was the result of purchases of supplies required for the teller and platform automation equipment.

Income before taxes increased from $1.9 million for the six months ended June 30, 2004, to $3.0 million for the six months ended June 30, 2005, an increase of $1.1 million, or 60.9%. Applicable income taxes totaled $1.0 million for the six months ended June 30, 2005, reflecting an effective tax rate of 34.7%, compared to income taxes of $643,000 for the six months ended June 30, 2004, reflecting an effective tax rate of 34.7%.


Comparison of Results of Operations for the Three Months Ended June 30, 2005
----------------------------------------------------------------------------
and 2004
--------

General
-------

Net income increased from $625,000 or $0.15 per share, basic and diluted, for the three months ended June 30, 2004 to $848,000 or $0.21 per share, basic and diluted, for the three months ended June 30, 2005, an increase of 35.7%. Net interest income increased by $671,000 or 17.9%, from $3.8 million to $4.4 million when comparing the three months ended June 30, 2005 and 2004. This increase is primarily the result of our asset growth during 2004 and early 2005, and the deployment of deposit funds garnered in early 2004 into loans and investment securities. Over the same period, the provision for loan losses decreased from $130,000 to $15,000, primarily the result of enhanced loan quality. Non-interest income decreased from $600,000 for the three months ended June 30, 2004 to $540,000 for the three months ended June 30, 2005, while non-interest expenses increased from $3.2 million to $3.6 million for the same time period.

Interest Income
---------------

Total interest and dividend income increased from $5.8 million for the three months ended June 30, 2004 to $7.1 million for the three months ended June 30, 2005, an increase of $1.4 million or 23.5%. This increase is the result of increases in the levels of both loans and investment securities. Interest on loans increased from $5.0 million for the three months ended June 30, 2004 to $5.7 million for the three months ended June 30, 2005, an increase of $752,000 or 15.1%. During the same time, interest and dividends on investment securities increased by $605,000 or 89.2%, from $678,000 to $1.3 million. Deposit growth not used to fund loans was invested into bonds or mortgage-backed securities in order to enhance net interest income until such time as the funds could be lent. All other interest decreased by $5,000.

Interest Expense
----------------

Total interest expense increased by $681,000 or 34.0%, from $2.0 million for the three months ended June 30, 2004 to $2.7 million for the three months ended June 30, 2005. This increase was due primarily to additional interest on FHLB borrowings, as borrowings funded certain loan originations and securities purchases in late 2004 and 2005. Interest on deposits increased by $132,000 or 10.0% when comparing the quarters ended June 30, 2005 and 2004. The increase may be attributed both to growth in deposit levels and increases in the interest rates offered on certain products. In response to competitive pressures and the rising rate environment, certificate of deposit rates and certain money-market deposits have been raised. Interest expense associated with subordinated debentures increased by $53,000, the result of increased market interest rates. The debentures carry an adjustable rate of interest tied to the three month LIBOR rate.

The following table sets forth our average assets, liabilities, and stockholders' equity; interest income earned and interest paid; average rates earned and paid; and net interest spread and the net interest margin for the three months ended June 30, 2005, and 2004. Average balances reported are daily averages.


                                                                            Three Months Ended June 30,
                                                                  2005                                     2004
                                                  -------------------------------------    -------------------------------------
                                                  Average        Interest       Average    Average        Interest       Average
(Dollars in Thousands)                            Balance     Income/Expense      Rate     Balance     Income/Expense      Rate
--------------------------------------------------------------------------------------------------------------------------------

Assets:
Interest-earning assets
  Commercial loans                                $ 32,019        $  491         6.15%     $ 34,125        $  444         5.23%
  Commercial real estate                           224,863         3,414         6.09%      201,423         3,089         6.17%
  Residential real estate                          134,281         1,786         5.33%      118,535         1,394         4.73%
  Consumer loans                                     2,225            36         6.49%        3,566            48         5.41%
                                                  -----------------------------------      -----------------------------------
      Total loans                                  393,388         5,727         5.84%      357,649         4,975         5.59%
Federal funds sold                                  13,051            92         2.83%       54,236           104         0.77%
Taxable debt securities                            107,093         1,113         4.17%       53,729           532         3.98%
Tax-exempt debt securities                           7,787            84         4.33%        9,806           106         4.35%
Marketable equity securities                         4,653            23         1.98%        3,791            24         2.55%
FHLB stock                                           5,905            63         4.28%        3,030            16         2.12%
Other investments                                      799             7         3.51%          362             -         0.00%
                                                  -----------------------------------      -----------------------------------
      Total interest-earning assets                532,676         7,109         5.35%      482,603         5,757         4.80%
                                                                  ------                                   ------
Allowance for loan losses                           (4,205)                                  (4,457)
Unearned income                                       (486)                                    (570)
Cash and due from banks                             18,115                                   19,003
Other assets                                        25,057                                   24,491
                                                  --------                                 --------
      Total assets                                $571,157                                 $521,070
                                                  ========                                 ========

Liabilities & Stockholders' equity:
Savings accounts                                  $ 93,492        $  264         1.13%     $ 90,096        $  228         1.02%
NOW accounts                                        26,789           151         2.26%       43,468            87         0.80%
Money market accounts                               56,829            99         0.70%       37,645           138         1.47%
Time deposits                                      144,393           943         2.62%      160,586           872         2.18%
FHLB advances                                      110,118         1,074         3.91%       55,152           578         4.22%
Subordinated debt                                   10,310           155         6.03%        5,948           102         6.90%
                                                  -----------------------------------      -----------------------------------
      Total interest-bearing liabilities           441,931         2,686         2.44%      392,895         2,005         2.05%
                                                                  ------                                   ------
Demand deposits                                     79,401                                   77,471
Other liabilities                                    2,388                                    3,103
                                                  --------                                 --------
      Total liabilities                            523,720                                  473,469
Stockholders' equity                                47,437                                   47,601
                                                  --------                                 --------
      Total liabilities & stockholders' equity     571,157                                  521,071
                                                  ========                                 ========

Net interest income                                               $4,423                                   $3,752
                                                                  ======                                   ======
Net interest spread                                                              2.92%                                    2.75%
Net interest margin                                                              3.33%                                    3.12%

The following table presents the changes in components of net interest income for the three months ended June 30, 2005 and 2004, which are the result of changes in interest rates and the changes that are the result of changes in volume of the underlying asset or liability. Changes that are attributable to changes in both rate and volume have been allocated equally to rate and volume.

            Net Interest Income - Changes Due to Volume and Rate


                                         Three Months Ended June 30,
                                                2005 vs. 2004
                                            Increase / (Decrease)
                                         Total     Due to     Due to
         (Dollars in Thousands)          Change    Volume      Rate
         -----------------------------------------------------------

         Commercial loans                $   47    $ (30)     $  77

         Commercial real estate             325      358        (33)

         Residential real estate            392      197        195

         Consumer loans                     (12)     (20)         8

         Federal funds sold                 (12)    (185)       173

         Taxable debt securities            581      542         39

         Tax-exempt securities              (22)     (22)         -

         Marketable equity securities        (1)       5         (6)

         FHLB stock                          47       23         24

         Other investments                    7        2          5
                                         --------------------------

               Total Interest Income      1,352      870        482
                                         --------------------------

         Savings accounts                    36        9         27

         NOW accounts                        64      (64)       128

         Money market accounts              (39)      52        (91)

         Time deposits                       71      (97)       168

         FHLB advances                      496      556        (60)

         Subordinated debt                   53       70        (17)
                                         --------------------------

               Total Interest Expense       681      526        155
                                         --------------------------

         Net Interest Income             $  671    $ 344     $  327
                                         ==========================

Provision for Loan Losses
-------------------------

Management assesses the allowance for loan losses on a monthly basis. A provision was made during the second quarter of 2005 and 2004 to adequately absorb any credit risk remaining in the portfolio. The Company's provision during the three months ended June 30, 2005 was $15,000, compared to $130,000 for the three months ended June 30, 2004. Due to the changes in the composition of the loan portfolio, stronger underwriting guidelines, and the sale of loans previously deemed non-performing, the overall credit risk profile of the loan portfolio has improved, allowing a lesser provision for loan losses in 2005.

Non-Interest Income
-------------------

Total non-interest income decreased by $60,000 or 10.2% from $600,000 for the three months ended June 30, 2004 to $540,000 for the three months ending June 30, 2005. Service charges on deposit accounts decreased from $127,000 for the three months ended June 30, 2004 to $93,000 for the three months ended June 30, 2005, a decrease of $34,000 or 26.8%. This decrease is the result of the proliferation of free checking accounts. In response to competitive pressure, we offered and promoted free checking accounts and realized a significant shift of accounts into this product, resulting in the decrease in fee income. We also realized a decrease in overdraft fees of $13,000 when comparing the two quarters. In May, we realized gains of $11,000 on the sale of a bank-owned motor vehicles and $15,000 on sales of available-for-sale securities. The securities gains realized during the three months ended June 30, 2005 and 2004 were the result of sales of marketable equity securities. Cash surrender values of bank-owned life insurance policies decreased by $9,000 or 7.5% from of $120,000 for the three months ended June 30, 2004 to $111,000 for the three months ended June 30, 2005.

Other income decreased modestly from $217,000 for the three months ended June 30, 2004 to $191,000 for the three months ended June 30, 2005, the result of a temporary decrease in sales in our investment sales department. This decrease was partially offset by increased ATM and debit card fees.


Non-Interest Expenses
---------------------

Total non-interest expense increased from $3.2 million recorded for the three months ended June 30, 2004, to $3.6 million reported for the three months ended June 30, 2005, an increase of $402,000 or 12.5%. Salaries and employee benefits increased by $109,000, or 5.4%, from $2.0 million for the three months ended June 30, 2004, to $2.1 million for the three months ended June 30, 2005. The increase was attributable to severance agreements payable to certain former Bank employees totaling $76,000 and general salary increases due to increased staffing as a result of the new branch and annual performance reviews.

Occupancy expense totaled $212,000 for the three months ended June 30, 2005, compared to $189,000 for the three months ended June 30, 2004. Cost savings realized from closing branches in 2004 have been offset by costs associated with opening the new Assonet Branch in March 2005. Additionally, as the facilities maintenance function has been outsourced, occupancy costs have risen. This expense will be offset in future periods by savings in salaries and employee benefits. Equipment expenses increased over the same period from $133,000 to $188,000, or 41.4% because of management's initiative to modernize the teller and platform systems. We believe that the investment in equipment and software will ultimately result in more efficient customer service and savings in personnel costs.

Professional fees increased from $250,000 for the three months ended June 30, 2004 to $307,000 for the three months ended June 30, 2005, an increase 22.8%. The increase is the result of increased accounting and consulting costs associated with the Company's restatement of prior year financial statements due to pension plan accounting errors. We anticipate that professional fees will continue to increase throughout 2005, in order to bring us into compliance with The Sarbanes-Oxley Act.

Marketing expenses attributed to production and media costs, print advertising, and other direct marketing increased from $141,000 for the three months ended June 30, 2004 to $229,000 for the three months ended June 30, 2005, an increase of $88,000 or 62.4%. As we continue to launch new deposit products and services, such as the Coastal Savings account and Bank at Work Program, we expect marketing costs to rise.

Other expenses increased by $70,000 from $496,000 for the three months ended June 30, 2004 to $566,000 for the three months ended June 30, 2005, an increase of 14.1%. This increase is primarily attributable to increased purchases of stationery and supplies related to the conversion of teller and platform computer systems throughout the Bank. The conversion required an initial purchase of supplies needed to support the hardware installed in the conversion. The new systems are designed to make both the account opening process and transaction processing more efficient. We believe that the efficiencies created by converting these systems will ultimately lead to improved customer service and lower operating costs. Additionally, transaction-based costs associated with our internet banking service, debit card and ATM's increased, all the result of increased levels of usage.

Income before taxes increased from $1.0 million for the three months ended June 30, 2004, to $1.3 million for the three months ended June 30, 2005, an increase of $324,000, or 32.3%. Applicable income taxes totaled $478,000 for the three months ended June 30 2005, reflecting an effective tax rate of 36.0%, compared to income taxes of $377,000 for the three months ended June 30, 2004, reflecting an effective tax rate of 37.6%.

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

We seek to promote deposit growth while controlling cost of funds. Sales-oriented programs to attract new depositors and the cross-selling of various products to its existing customer base are currently in place. Management reviews, on an ongoing basis, possible new products, with particular attention to products and services, which will aid in retaining our base of lower-costing deposits. Total deposits increased by $6.7 million, or 1.7% during the six months ended June 30, 2005.

We have also used borrowed funds as a source of liquidity. At June 30, 2005, the Bank's outstanding borrowings from the FHLB were $110.2 million. We have the capacity to borrow in excess of an additional $54 million at the FHLB.

Maturities and sales of investment securities provide us with significant liquidity. Our policy of purchasing shorter-term debt securities reduces market risk in the bond portfolio while providing significant cash flow. For the six months ended June 30, 2005, cash flow from maturities and principal payments on securities were $10.8 million, proceeds from sales of securities totaled $1.8 million, compared to maturities of securities of $11.0 million, and proceeds from sales of securities of $0 for the six months ended June 30, 2004. Cash flow not invested into loans was reinvested into the securities portfolio. Purchases of securities for the six months ended June 30, 2005 totaled $20.8 million as compared to $38.6 million at June 30, 2004.

Indicative of the short-term nature of the portfolio, the overall investment portfolio duration was 2.75 years. Maturities in the bond portfolio are staggered in order to provide a steady source of liquidity. Additionally, a significant portion of the portfolio is invested into mortgage backed securities. These longer term investments have monthly principal payments which enhance liquidity.

Amortization and pay-offs of the loan portfolio also provide us with significant liquidity. Traditionally, amortization and pay-offs are reinvested into loans. Loan originations for the six months ended June 30, 2005 totaled $63.3 million. Excess liquidity is invested into the securities portfolio or into federal funds sold and overnight investments at the FHLB.

Commitments to originate loans at June 30, 2005 were $20.5 million, excluding unadvanced construction funds totaling $7.1 million, unadvanced commercial lines of credit totaling $14.6 million, unadvanced commercial real estate loans totaling $1.8 million and unadvanced home equity lines totaling $16.1 million. Management believes that adequate liquidity is available to fund loan commitments utilizing deposits, loan amortization, maturities of securities, or borrowings.

Capital
-------

At June 30, 2005, our total stockholders' equity was $48.0 million an increase of $1.4 million from $46.6 million at December 31, 2004. The increase in capital was a combination of several factors. Additions consisted of 2005 net income of $1.9 million, transactions originating through the Dividend Reinvestment Program whereby 1,075 shares were issued for optional cash contributions of $20,000 and 15,702 shares were issued for $296,019 in lieu of cash dividend payments. There were also stock options exercised resulting in the issuance of common stock totaling $411,000, including a tax benefit. These additions were offset by dividends declared of $738,000 and comprehensive loss of $576,000 .

Under the requirements for Risk Based and Leverage Capital of the federal banking agencies, a minimum level of capital will vary among banks based on safety and soundness of operations. Risk Based Capital ratios are calculated with reference to risk-weighted assets, which include both on and off balance sheet exposure.

In addition to meeting the required levels, Slade's Ferry Bancorp's and the Bank's capital ratios meet the criteria of the well-capitalized category established by the federal banking agencies as of June 30, 2005 and at December 31, 2004. The Tier I Capital leverage ratio and Tier I Capital to risk weighted assets ratio for Slade's Ferry Bancorp are 10.03% and 14.51%, respectively, for the six months ended June 30, 2005. Slade's Ferry Bancorp's Tier I Capital leverage ratio and Tier I Capital to risk weighted assets ratio for the year ended December 31, 2004 are 10.21% and 14.71%, respectively. The Tier I Capital leverage ratio and Tier I Capital to risk weighted assets ratio for Slade's Ferry Trust Company are 8.49% and 12.30%, respectively, for the six months ended June 30, 2005. Slade's Ferry Trust Company's Tier I Capital leverage ratio and Tier I Capital to risk weighted assets ratio for the year ended December 31, 2004 are 8.67% and 12.56%, respectively.

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

The income simulation model currently utilizes a 300 basis point increase in interest rates and a 200 basis point decrease in rates. Due to the existing low interest rate environment in effect with the average Federal Funds overnight trading at approximately 3.00% at June 30, 2005, the simulation model only reduces rates downward by 200 basis points. The interest rate movements used assume an instant and parallel change in interest rates and no implementation of any strategic plans are made in response to the change in rates. Prepayment speeds for loans are based on median dealer forecasts for each interest rate scenario.

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


                             Estimated Exposure as a Percentage
       Rate Change                 of Net Interest Income
      (Basis Points)                    June 30, 2005
      ---------------------------------------------------------

           +300                            (6.61%)
           -200                            (4.36%)


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


       Rate Change      Estimated Exposure as a Percentage of    Change from
      (Basis Points)             Net Interest Income             Flat Rates
      ----------------------------------------------------------------------

           FLAT                         13.20%                       N/A

           +300                         11.37%                     (1.83%)

           -200                         11.41%                     (1.79%)

                                   ITEM 4

                           CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's management conducted an evaluation with the participation of the Company's Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the Company's disclosure controls and procedures, as of the end of the last fiscal quarter. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2005 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.

In light of the Company's restatement of prior period financial statements due to reporting errors relating to the Company's defined benefit pension plan, the Company has enhanced internal reviews of actuarial calculations and related financial reporting requirements related to its defined benefit plan.

                                   PART II

                              OTHER INFORMATION

                                   ITEM 1

                              LEGAL PROCEEDINGS

                                    None.

                                   ITEM 2

         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2005, the Company did not repurchase any of its common stock. The Company currently does not have a stock repurchase program in place.

                                   ITEM 3

                       DEFAULTS UPON SENIOR SECURITIES

                                    None.

                                   ITEM 4

             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Company's Shareholders was held on May 11, 2005 with the following matter being voted upon and with the indicated results:

Proposal One - Election of Directors for terms expiring in 2008


                                                Votes
      --------------------------------------------------------
      Nominee                             For         Withheld
      --------------------------------------------------------

      Anthony F. Cordeiro              3,035,019       40,846
      Lawrence J. Oliveira, DDS        3,039,788       36,077
      Kenneth R. Rezendes, Sr.         3,038,647       37,218

                                   ITEM 5

                              OTHER INFORMATION

(a)  Election of Directors

On August 10, 2005, the following individuals were appointed to the Registrant's Board of Directors:

Scott W. Costa. Mr. Costa has been the Treasurer and co-owner of Bufftree Building Co., Inc., a general contracting company in New Bedford, Massachusetts since 1993. He is expected to be a rotating member of the Executive Committee of the Registrant's Board of Directors.

Joan Parkos Moran. Ms. Moran has been the Chairperson and Chief Executive Officer of Alga Plastics Company, a Cranston, Rhode Island-based manufacturer of protective plastic solutions for the medical, electronics and consumer industries, since 2002. She was its President and Chief Operating Officer from 1998 to 2002. She is expected to be a member of Compensation Committee of the Registrant's Board of Directors and a rotating member of its Executive Committee.

Jean F. MacCormack. Ms. MacCormack has been the Chancellor of the University of Massachusetts Dartmouth since September 1999. She is expected to be a rotating member of the Executive Committee of the Registrant's Board of Directors.

Carl Ribeiro. Mr. Ribeiro has been President of Carlson Southcoast Corp., a food service distributor in New Bedford, Massachusetts, since 1979. He is expected to be a member of the Audit Committee of the Registrant's Board of Directors and a rotating member of its Executive Committee.


                                   ITEM 6

                                  EXHIBITS


                        Exhibits:  See exhibit index.

SIGNATURES
----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SLADE'S FERRY BANCORP.
                                       ------------------------------------
                                       (Registrant)


August 15, 2005                        /s/ Mary Lynn D. Lenz
--------------------                   ------------------------------------
(Date)                                 (Signature)        Mary Lynn D. Lenz
                                          President/Chief Executive Officer


August 15, 2005                        /s/ Deborah A. McLaughlin
--------------------                   ------------------------------------
(Date)                                 (Signature)    Deborah A. McLaughlin
                                                   Executive Vice President
                                                   Chief Operating Officer/
                                                    Chief Financial Officer

                                EXHIBIT INDEX

Exhibit No. Description                                                 Item
-----------------------                                                 ----

3.1   Amended and Restated Articles of Incorporation of Slade's Ferry
      Bancorp.                                                           (1)

3.2   Amended and Restated Bylaws of Slade's Ferry Bancorp.              (2)

3.3   Articles of Amendment to the Amended and Restated Articles of
      Incorporation of Slade's Ferry Bank                                (3)

10.1  Slade's Ferry Bancorp. 1996 Stock Option Plan, as amended          (4)

10.2  Supplemental Executive Retirement Agreement between Slade's
      Ferry Bancorp. and Manuel J. Tavares                               (5)

10.3  Form of Director Supplemental Retirement Program Director
      Agreement, Exhibit 1 thereto (Slade's Ferry Trust Company
      Director Supplemental Retirement Program Plan) and Endorsement
      Method Split Dollar Plan Agreement thereunder.                     (6)

10.4  Form of Directors' Paid-up Insurance Policy (part of the
      Director Supplemental Retirement Program).                         (7)

10.5  Supplemental Executive Retirement Agreement between Slade's
      Ferry Bancorp. and Mary Lynn D. Lenz                               (8)

10.6  Employment Agreement between Slade's Ferry Bancorp. and Mary
      Lynn D. Lenz                                                       (9)

10.7  Employment Agreement between Slade's Ferry Bancorp. and Deborah
      A. McLaughlin                                                     (10)

10.8  Employment Agreement between Slade's Ferry Bancorp. and
      Manuel J. Tavares                                                 (11)

10.9  Form Change of Control Agreement                                  (12)

10.10 Severance Pay Plan                                                (13)

10.11 Slade's Ferry Bancorp 2004 Equity Incentive Plan                  (14)

11.1  Statement Regarding Computation of Per Share Earnings

14.1  Code of Ethics                                                    (15)

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