Form 10-Q
period 2005-09-30
SLADES FERRY BANCORP
filed 2005-11-14
CIK 857499

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISION
                           Washington, D.C. 20549

                                  FORM 10-Q

           X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         -----       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended   September 30, 2005
                      ----------------------

Commission file number   000-23904
                       -------------

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

      Yes                 No    X
      ------------        -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

   Common stock ($0.01 par value) 4,131,887 shares as of October 31, 2005.
   -----------------------------------------------------------------------

                              TABLE OF CONTENTS

                                   Part I

ITEM 1 - Consolidated Financial Statements of Slade's Ferry Bancorp.
          and Subsidiary (Unaudited)                                       2
         Consolidated Balance Sheets - September 30, 2005 and
          December 31, 2004
         Consolidated Statements of Income - Three Months Ended
          September 30, 2005 and 2004
         Consolidated Statements of Income - Nine Months Ended
          September 30, 2005 and 2004
         Consolidated Statement of Changes in Stockholders' Equity -
          Nine Months Ended September 30, 2005 and 2004
         Consolidated Statements of Cash Flows - Nine Months Ended
          September 30, 2005 and 2004
         Notes to Consolidated Financial Statements

ITEM 2 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       11

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk       33

ITEM 4 - Controls and Procedures                                          35

                                   Part II

ITEM 1 - Legal Proceedings                                                36

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds      36

ITEM 3 - Defaults upon Senior Securities                                  36

ITEM 4 - Submission of Matters to a Vote of Security Holders              36

ITEM 5 - Other Information                                                36

ITEM 6 - Exhibits                                                         36

                                   PART I

                                   ITEM 1

                            FINANCIAL STATEMENTS

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)


(Dollars in thousands)                                                September 30, 2005    December 31, 2004
-------------------------------------------------------------------------------------------------------------

Assets
------
Cash and due from banks                                                    $ 21,037              $ 15,984
Interest-bearing deposits with other banks                                      110                   410
Federal Home Loan Bank overnight deposit                                          -                 5,000
Federal funds sold                                                                -                13,800
                                                                           --------              --------
      Cash and cash equivalents                                              21,147                35,194
Interest-bearing time deposits with other bank                                  100                   100
Investments in available-for-sale securities (at fair value)                 99,213                83,882
Investments in held-to-maturity securities (fair values of $32,137
 as of September 30, 2005 and $38,112 as of December 31, 2004)               32,226                37,773
Federal Home Loan Bank stock                                                  6,304                 4,650
Loans, net of allowance for loan losses of $4,274
 at September 30, 2005 and $4,101 at December 31, 2004                      395,673               362,265
Premises and equipment                                                        6,072                 5,527
Goodwill                                                                      2,173                 2,173
Accrued interest receivable                                                   2,276                 1,969
Cash surrender value of life insurance                                       11,779                11,548
Deferred taxes                                                                1,614                 1,180
Other assets                                                                  2,242                 3,137
                                                                           --------              --------

      Total assets                                                         $580,819              $549,398
                                                                           ========              ========

Liabilities and Stockholders' Equity
------------------------------------
Deposits:
  Noninterest-bearing                                                      $ 78,781              $ 80,232
  Interest-bearing                                                          326,558               319,673
                                                                           --------              --------
      Total deposits                                                        405,339               399,905
Federal Home Loan Bank advances                                             113,774                90,286
Subordinated debentures                                                      10,310                10,310
Other liabilities                                                             2,926                 2,296
                                                                           --------              --------
      Total liabilities                                                     532,349               502,797
Stockholders' equity:
  Common stock, par value $0.01 per share; authorized 10,000,000 shares; issued and outstanding 4,124,353 shares on September 30,
   2005 and 4,068,423 shares on December 31, 2004                                41                    41
  Paid-in capital                                                            30,869                29,976
  Retained earnings                                                          18,197                16,459
  Accumulated other comprehensive income (loss)                                (637)                  125
                                                                           --------              --------
      Total stockholders' equity                                             48,470                46,601
                                                                           --------              --------

Total liabilities and stockholders' equity                                 $580,819              $549,398
                                                                           ========              ========

The accompanying notes are an integral part of these consolidated financial statements.

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)


                                                                   Three Months Ended September 30,
(Dollars in thousands, except per share data)                            2005           2004
---------------------------------------------------------------------------------------------------

Interest and dividend income:
  Interest and fees on loans                                          $    5,943     $    5,194
  Interest and dividends on securities                                     1,471            998
  Interest on federal funds sold                                              41             57
  Other interest                                                               7              1
                                                                      ----------     ----------
      Total interest and dividend income                                   7,462          6,250
                                                                      ----------     ----------

Interest expense:
  Interest on deposits                                                     1,672          1,280
  Interest on Federal Home Loan Bank advances                              1,142            627
  Interest on subordinated debentures                                        166            118
                                                                      ----------     ----------
      Total interest expense                                               2,980          2,025
                                                                      ----------     ----------
      Net interest and dividend income                                     4,482          4,225
Provision for loan losses                                                     44              -
                                                                      ----------     ----------
      Net interest and dividend income, after
       provision for loan losses                                           4,438          4,225
                                                                      ----------     ----------

Noninterest income:
  Service charges on deposit accounts                                         81            132
  Overdraft service charges                                                  122            149
  Gain on sales and calls of available-for-sale securities, net               10              7
  Gain on sale of loans                                                       50            196
  Gain (loss) on sale of other assets                                         (1)             -
  Increase in cash surrender value of life insurance policies                106            100
  Other income                                                               234            229
                                                                      ----------     ----------
      Total noninterest income                                               602            813
                                                                      ----------     ----------

Noninterest expense:
  Salaries and employee benefits                                           2,148          1,945
  Occupancy expense                                                          251            179
  Equipment expense                                                          193             67
  Professional fees                                                          372            302
  Marketing expense                                                          162            211
  Other expense                                                              556            758
                                                                      ----------     ----------
      Total noninterest expense                                            3,682          3,462
                                                                      ----------     ----------
  Income before income taxes                                               1,358          1,576
  Income taxes                                                               458            500
                                                                      ----------     ----------
      Net income                                                      $      900     $    1,076
                                                                      ==========     ==========
Earnings per common share - basic                                     $     0.22     $     0.27
                                                                      ==========     ==========
Earnings per common share - diluted                                   $     0.22     $     0.26
                                                                      ==========     ==========
Average common shares outstanding - basic                              4,122,631      4,058,086
                                                                      ==========     ==========
Average common shares outstanding - diluted                            4,145,566      4,101,223
                                                                      ==========     ==========
Dividends declared per share                                          $     0.09     $     0.09
                                                                      ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)


                                                                   Nine Months Ended September 30,
(Dollars in thousands, except per share data)                            2005           2004
--------------------------------------------------------------------------------------------------

Interest and dividend income:
  Interest and fees on loans                                          $   16,937     $   15,061
  Interest and dividends on securities                                     4,075          2,206
  Interest on federal funds sold                                             198            218
  Other interest                                                              18              2
                                                                      ----------     ----------
      Total interest and dividend income                                  21,228         17,487
                                                                      ----------     ----------

Interest expense:
  Interest on deposits                                                     4,288          3,727
  Interest on Federal Home Loan Bank advances                              3,127          1,800
  Interest on subordinated debentures                                        457            236
                                                                      ----------     ----------
      Total interest expense                                               7,872          5,763
                                                                      ----------     ----------
      Net interest and dividend income                                    13,356         11,724
Provision for loan losses                                                    109            376
                                                                      ----------     ----------

      Net interest and dividend income, after provision
       for loan losses                                                    13,247         11,348
                                                                      ----------     ----------

Noninterest income:
  Service charges on deposit accounts                                        272            404
  Overdraft service charges                                                  351            404
  Gain on sales and calls of available-for-sale securities, net               27             46
  Gain on sales of loans                                                      50            196
  Gain on sale of other assets                                                51              -
  Increase in cash surrender value of life insurance policies                363            358
  Other income                                                               597            568
                                                                      ----------     ----------
      Total noninterest income                                             1,711          1,976
                                                                      ----------     ----------

Noninterest expense:
  Salaries and employee benefits                                           6,243          6,027
  Occupancy expense                                                          702            599
  Equipment expense                                                          551            418
  Professional fees                                                          986            779
  Marketing expense                                                          490            410
  Other expense                                                            1,647          1,661
                                                                      ----------     ----------
      Total noninterest expense                                           10,619          9,894
                                                                      ----------     ----------
      Income before income taxes                                           4,339          3,430
Income taxes                                                               1,491          1,143
                                                                      ----------     ----------
      Net income                                                      $    2,848     $    2,287
                                                                      ==========     ==========

Earnings per common share - basic                                     $     0.69     $     0.57
                                                                      ==========     ==========
Earnings per common share - diluted                                   $     0.69     $     0.56
                                                                      ==========     ==========
Average common shares outstanding - basic                              4,104,304      4,038,499
                                                                      ==========     ==========
Average common shares outstanding - diluted                            4,132,128      4,086,415
                                                                      ==========     ==========
Dividends declared per share                                          $     0.27     $     0.27
                                                                      ==========     ==========

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                 (Unaudited)


                                                                               Accumulated
                                                                                  Other
                                                Common   Paid-in   Retained   Comprehensive
(Dollars in thousands, except per share data)   Stock    Capital   Earnings   Income (Loss)    Total
-----------------------------------------------------------------------------------------------------

Balance, December 31, 2004                        $41    $29,976    $16,459       $ 125       $46,601
Comprehensive income:
  Net income                                        -          -      2,848           -         2,848
  Other comprehensive loss                          -          -          -        (762)         (762)
                                                                                              -------
      Comprehensive income                                                                      2,086
                                                                                              -------
Issuance of common stock from dividend
 reinvestment plan                                  -        428          -           -           428
Stock issuance relating to optional
 cash contribution plan                             -         54          -           -            54
Stock options exercised                             -        316          -           -           316
Tax benefit of stock options                        -         95          -           -            95
Dividends declared ($.27 per share)                 -          -     (1,110)          -        (1,110)
                                                  ---------------------------------------------------
Balance, September 30, 2005                       $41    $30,869    $18,197       $(637)      $48,470
                                                  ===================================================


                                                                               Accumulated
                                                                                  Other
                                                Common   Paid-in   Retained   Comprehensive
(Dollars in thousands, except per share data)   Stock    Capital   Earnings   Income (Loss)    Total
-----------------------------------------------------------------------------------------------------

Balance, December 31, 2003                        $40    $28,609    $14,300       $(412)      $42,537
Comprehensive income:
  Net income                                        -          -      2,287           -         2,287
  Other comprehensive income                        -          -          -         235           235
                                                                                              -------
      Comprehensive income                                                                      2,522
                                                                                              -------
Issuance of common stock from dividend
 reinvestment plan                                  -        462          -           -           462
Stock issuance relating to optional
 cash contribution plan                             -         89          -           -            89
Stock options exercised                             1        531          -           -           532
Tax benefit of stock options                        -        157          -           -           157
Retirement of 3,412 shares of common stock          -        (32)         -           -           (32)
Dividends declared ($.27 per share)                 -          -     (1,092)          -        (1,092)
                                                  ---------------------------------------------------
Balance, September 30, 2004                       $41    $29,816    $15,495       $(177)      $45,175
                                                  ===================================================

The accompanying notes are an integral part of these consolidated financial statements.

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                                   Nine Months Ended September 30,
(Dollars in thousands)                                                   2005          2004
--------------------------------------------------------------------------------------------------

Cash flows from operating activities:
Net income                                                             $  2,848      $  2,287
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Amortization of securities, net of accretion                              202           122
  Gain on sales and calls of available-for-sale securities, net             (27)          (46)
  Change in unearned income                                                   3           170
  Provision for loan losses                                                 109           376
  Deferred tax expense                                                      127           132
  Depreciation and amortization                                             604           483
  Gain on sale of property and equipment                                    (11)            -
  Gain on sale of investment real estate                                    (40)            -
  Gain on sale of loans                                                     (50)         (196)
  Increase in cash surrender value of life insurance policies              (351)         (358)
  Decrease (increase) in other assets                                       282          (465)
  Increase in interest receivable                                          (307)         (540)
  Increase in community investment fund                                       -           (10)
  Increase in other liabilities                                             630           502
                                                                       --------      --------
      Net cash provided by operating activities                           4,019         2,457
                                                                       --------      --------

Cash flows from investing activities:
  Decrease in interest bearing time deposits with other banks                 -           100
  Purchases of available-for-sale securities                            (27,665)      (48,904)
  Proceeds from sales of available-for-sale securities                    2,263           625
  Proceeds from maturities of available-for-sale securities               8,811        11,348
  Purchases of held-to-maturity securities                                    -       (31,428)
  Proceeds from maturities of held-to-maturity securities                 5,404         2,098
  Purchases of Federal Home Loan Bank stock                              (1,654)       (1,181)
  Loan originations and principal collections, net                      (33,584)      (39,533)
  Recoveries of loans previously charged off                                 64            92
  Capital expenditures                                                   (1,167)         (433)
  Proceeds from sale of property and equipment                               29             -
  Proceeds from sale of investment real estate                              653             -
  Proceeds from sales of loans                                                -         8,198
  Proceeds from sale of charged-off loan                                     50             -
  Investment in life insurance policies                                       -          (135)
  Redemption of life insurance policy                                       120             -
                                                                       --------      --------
      Net cash used in investing activities                             (46,676)      (99,153)
                                                                       --------      --------

                                 (Continued)

The accompanying notes are an integral part of these consolidated financial statements.

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                 (Concluded)


                                                                   Nine Months Ended September 30,
(Dollars in thousands)                                                   2005          2004
--------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Net increase (decrease) in non-interest bearing deposits               (1,451)        3,929
  Net increase in interest-bearing deposits                               6,885        66,381
  Short-term advances from Federal Home Loan Bank                        10,800             -
  Long-term advances from Federal Home Loan Bank                         33,000        24,000
  Payments on Federal Home Loan Bank long-term advances                 (12,312)         (263)
  Payments on Federal Home Loan Bank short-term advances                 (8,000)       (3,824)
  Proceeds from issuance of common stock                                    482           551
  Stock options exercised                                                   316           532
  Retirement of shares of common stock                                        -           (32)
  Dividends paid                                                         (1,110)       (1,086)
  Proceeds from issuance of subordinated debentures                           -        10,310
                                                                       --------      --------
      Net cash provided by financing activities                          28,610       100,498
                                                                       --------      --------

Net increase (decrease) in cash and cash equivalents                    (14,047)        3,802
Cash and cash equivalents at beginning of year                           35,194        22,706
                                                                       --------      --------
Cash and cash equivalents at end of period                             $ 21,147      $ 26,508
                                                                       ========      ========

Supplemental disclosures:
  Interest paid                                                        $  4,772      $  4,587
  Income taxes paid                                                    $    883      $    825

The accompanying notes are an integral part of these consolidated financial statements.

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                             September 30, 2005


Note A - Basis of Presentation
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the management of Slade's Ferry Bancorp. (the "Company"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Slade's Ferry Statutory Trust I, a subsidiary of the Company, was formed to sell capital securities to the public through a third party trust pool. In accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 46R, "Consolidation of Variable Interest Entities" ("FIN 46R"), the Company's investment in this subsidiary is presented on the equity method of accounting in the consolidated financial statements.

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


                                                     Nine Months Ended    Three Months Ended
                                                       September 30,         September 30,
(Dollars in thousands, except per share data)         2005       2004      2005        2004
--------------------------------------------------------------------------------------------

Net income, as reported                              $2,848     $2,287    $ 900       $1,076
Deduct: Total stock-based employee compensation
 expense determined under fair value based method
 for all awards, net of related tax effects              99         88       31            -
                                                     ---------------------------------------

Pro forma net income                                 $2,749     $2,199    $ 869       $1,076
                                                     =======================================

Earnings per share:
  Basic - as reported                                $ 0.69     $ 0.57    $0.22       $ 0.27

  Basic - pro forma                                  $ 0.67     $ 0.54    $0.21       $ 0.27

  Diluted - as reported                              $ 0.69     $ 0.56    $0.22       $ 0.26

  Diluted - pro forma                                $ 0.67     $ 0.54    $0.21       $ 0.26

Note D - Pension Benefits
-------------------------

The following summarizes the net periodic benefit cost for the periods presented:


                                  Nine Months Ended September 30,    Three Months Ended September 30,
(Dollars in thousands)                   2005          2004                  2005         2004
-----------------------------------------------------------------------------------------------------

Interest cost                           $  64         $ 79                  $ 21         $ 26
Expected return on plan assets           (111)         (81)                  (37)         (27)
Settlement charge                         167           98                   167           40
Recognized net actuarial loss              26           32                     9           11
                                        ------------------                  -----------------

Net periodic benefit cost               $ 146         $ 128                 $160         $ 50
                                        ===================                 =================

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

                                   ITEM 2

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

Slade's Ferry Bancorp, a Massachusetts corporation, is a bank holding company headquartered in Somerset, Massachusetts with consolidated assets of $580.8 million, consolidated net loans of $395.7 million, consolidated deposits of $405.3 million and consolidated shareholders' equity of $48.5 million as of September 30, 2005. We conduct our business principally through our wholly-owned subsidiary, Slade's Ferry Trust Company (referred to herein as the "Bank"), a Massachusetts-chartered trust company. Our common stock is quoted on the NASDAQ Capital Market under the symbol "SFBC."

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon our periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision, as more information becomes available.

Other than temporary impairment. We record an impairment charge when we believe an investment experiences a decrease in value that is other than temporary. In making a decision whether an investment is permanently impaired, we review current and forecasted information about the underlying investment that is available, applicable industry data, and analysts' reports. When an investment is deemed to be permanently impaired, it is written down to current fair market value. Future adverse changes in economic and market conditions, deterioration in credit quality, and continued poor financial results of underlying investments or other factors could result in further losses that may not be reflected in an investment's current book value that could result in future write-down charges due to impairment.

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

Comparison of Financial Condition at September 30, 2005 and December 31, 2004
-----------------------------------------------------------------------------

General
-------

Total assets increased by $31.4 million, or 5.7%, from $549.4 million at December 31, 2004 to $580.8 million at September 30, 2005. The increase is primarily the result of growth in the loan portfolio, which increased by $33.5 million or 9.2%, from $362.3 million (net of allowance for loan losses) to $395.7 million. The total investment securities portfolio increased $11.4 million, or 9.0%, from $126.4 million at December 31, 2004 to $137.8 million at September 30, 2005. The increase in loans and the investment portfolio was partially offset by a decrease in cash and cash equivalents of $14.1 million. During the same time period, deposits increased by $5.4 million, or 1.4%, from $399.9 million to $405.3 million, while advances from the Federal Home Loan Bank of Boston (the "FHLB") increased by $23.5 million or 26.0%. The growth in deposits and the additional FHLB advances were used to fund our loan and investment growth during the year.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents decreased by $14.1 million, from $35.2 million at December 31, 2004 to $21.1 million at September 30, 2005. Our federal funds sold balance at the end of December 2004 was abnormally high due to anticipated runoff from a retail promotion in the first quarter of 2005 and the election to invest excess cash into the bond and loan portfolios. The deployment of this excess cash represented an opportunity to enhance income, while remaining within our interest rate risk guidelines. Management reviews the levels of cash and cash equivalents daily in order to maintain a mix of short-term investments, investment securities and loans that allows us to optimize interest income while remaining within our interest rate risk limits.

Investment Portfolio
--------------------

Total investments, excluding Federal Home Loan Bank stock, increased by $9.8 million from $121.7 million reported at December 31, 2004 to $131.5 million at September 30, 2005, an increase of $9.8 million or 8.0%. The main objectives of the investment portfolio are to provide adequate liquidity to meet reasonable declines in deposits and any anticipated increases in the loan portfolio, to provide safety of principal and interest, to generate earnings adequate to provide a stable income, and to fit within our overall asset/liability management objectives. We do not currently purchase free standing derivative instruments, such as swaps, options or futures. Among other investment criteria, it is management's goal to maintain a total bond portfolio duration of less than five years. At September 30, 2005, the portfolio duration was estimated at 3.09 years.

We primarily utilize U.S. Government agency securities and agency-insured, mortgage-backed securities as investment vehicles for the investment portfolio. High-quality corporate bonds and municipal securities are purchased when an exceptional opportunity to enhance investment yields arises. Purchases of these investments are limited to securities that carry a rating of "Baa1" (Moody's) or "BBB+" (Standard and Poor's), in order to control credit risk. Additionally, we maintain a small portfolio of marketable equity securities.

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

Securities Held-to-Maturity
---------------------------

The following table presents the amortized cost, unrealized gains and losses, and fair value of our portfolio of investment securities held-to-maturity at September 30, 2005:


                                             Amortized     Gross Unrealized    Gross Unrealized
(Dollars in thousands)                       Cost Basis          Gains              Losses         Fair Value
-------------------------------------------------------------------------------------------------------------

Debt securities issued by states of
 the United States and political
 subdivisions of the states                   $ 7,702            $199                $  7            $ 7,894

Federal agency mortgage-backed securities      24,524               -                 281             24,243
                                              --------------------------------------------------------------

Total                                         $32,226            $199                $288            $32,137
                                              ==============================================================

The following table presents the amortized cost, unrealized gains and losses, and fair value of our portfolio of investment securities held-to-maturity at December 31, 2004:


                                             Amortized     Gross Unrealized    Gross Unrealized
(Dollars in thousands)                       Cost Basis          Gains              Losses         Fair Value
-------------------------------------------------------------------------------------------------------------

Debt securities issued by states of
 the United States and political
 subdivisions of the states                  $ 8,588             $340                $  -            $ 8,928

Federal agency mortgage-backed securities     29,185               15                  16             29,184
                                             ---------------------------------------------------------------

Total                                        $37,773             $355                $ 16            $38,112
                                             ===============================================================

Securities Available-for-Sale
-----------------------------

Securities in the available-for-sale portfolio are securities that we intend to hold for an indefinite period of time, but not necessarily to maturity. These securities may be sold in response to interest rate changes, liquidity needs or other factors. Any unrealized gain or loss, net of taxes, for the available for sale securities is reflected in stockholders' equity.

The available-for-sale portfolio consists primarily of federal agency obligations, agency-insured mortgage-backed securities, and high-quality corporate bonds. We also have a portfolio of common and preferred marketable equity securities. The equity securities carry a greater level of risk as they are subject to market fluctuations. These securities are constantly monitored and evaluated to determine their suitability for sale, retention in the portfolio, or possible write-downs due to impairment issues. We minimize risk by limiting the total amount invested in marketable equity securities. At September 30, 2005, the amount invested in marketable equity securities was 3.2% of the total market value of our investment portfolio and was distributed over various industry sectors. The change in unrealized losses in the available-for-sale portfolio was reflective of the interest rate environment and not credit related.

The following table presents the amortized cost, unrealized gains and losses, and fair value of our portfolio of investment securities available-for-sale at September 30, 2005:


                                             Amortized     Gross Unrealized    Gross Unrealized
(Dollars in thousands)                       Cost Basis          Gains              Losses         Fair Value
-------------------------------------------------------------------------------------------------------------

Debt securities issued by the U.S.
 Treasury and other U.S. Government
 corporations and agencies                    $ 51,934           $  -               $  617           $51,317

Federal agency mortgage-backed securities       33,894            146                  142            33,898

Corporate debt securities                        9,787             49                  239             9,597

Mutual funds                                     1,215              -                    5             1,210

Marketable equity securities                     3,390            123                  322             3,191
                                              --------------------------------------------------------------

Total                                         $100,220           $318               $1,325           $99,213
                                              ==============================================================

The following table presents the amortized cost, unrealized gains and losses, and fair value of our portfolio of investment securities available for sale at December 31, 2004:


                                             Amortized     Gross Unrealized    Gross Unrealized
(Dollars in thousands)                       Cost Basis          Gains              Losses         Fair Value
-------------------------------------------------------------------------------------------------------------

Debt securities issued by the U.S.
 Treasury and other U.S. Government
 corporations and agencies                    $41,419            $ 73                $286           $41,206

Federal agency mortgage-backed securities      27,804             468                  65            28,207

Corporate debt securities                       9,364             149                  29             9,484

Mutual funds                                    1,217              17                   -             1,234

Marketable equity securities                    3,859             203                 311             3,751
                                              -------------------------------------------------------------

Total                                         $83,663            $910                $691           $83,882
                                              =============================================================

Loans
-----

The loan portfolio consists of loans originated primarily in our market area. There are no foreign loans outstanding. The interest rates we charge on loans are affected principally by the demand for such loans, the supply of money available for lending purposes and the rates offered by our competitors. Total net loans increased from 65.9% of total assets at December 31, 2004, to 68.1% of total assets at September 30, 2005.

Commercial loans consist of loans predominantly collateralized by inventory, furniture and fixtures, and accounts receivable. In assessing the collateral for this type of loan, we apply a 50% liquidation value to inventories; 25% to furniture, fixtures and equipment; and 70% to accounts receivable less than 90 days of invoice date. Commercial loans represent 8.2% of our loan portfolio as of September 30, 2005.

Construction loans are used to finance either the development of raw land in anticipation of further improvement or the actual construction of improvements on previously developed land for both commercial and residential purposes. Prior to construction advances, an independent inspector evaluates work progress. Construction loans represent 4.8% of the loan portfolio as of September 30, 2005.

Commercial real estate loans represent 52.9% of total loans as of September 30, 2005 while residential real estate, including home equity loans, represents 33.6% of total loans. We require a loan-to-value ratio of 80% in both commercial and residential mortgages. These mortgages are secured by real properties, which have a readily ascertainable appraised value.

Generally, commercial real estate loans have a higher degree of credit risk than residential real estate loans because they depend primarily on unit supply and demand, economic conditions and indicators. When granting these loans, we evaluate the financial condition of the borrower, the location of the real estate, the quality of management, and general economic and competitive conditions. When granting a residential mortgage, we review the borrower's repayment history on past debt and assess the borrower's ability to meet existing obligations and payments on the proposed loan. Real estate construction loans comprise both residential and commercial construction loans throughout our market area.

Home equity loans are generally revolving lines of credit and are typically secured by second mortgages on one-to-four family owner-occupied properties with maturities up to twenty years. During the first ten years, only interest payments are required. For the remaining ten years, payments are converted to principal and interest. Home equity lines of credit represent 5.2% of our loan portfolio as of September 30, 2005.

Consumer loans are both secured and unsecured borrowings and, at September 30, 2005 represent only .6% of our total loan portfolio. These loans have a higher degree of risk than residential mortgage loans. The underlying collateral of a secured consumer loan tends to depreciate in value. Consumer loans are typically made based on the borrower's ability to repay the loan through continued financial stability. We endeavor to minimize risk by reviewing the borrower's repayment history on past debts, and assessing the borrower's ability to meet existing obligations on the proposed loan.

The following table shows the amount of loans by category at September 30, 2005 and December 31, 2004.


                                                                                                   Percentage
(Dollars in thousands)                             September 30, 2005    December 31, 2004    Increase/(Decrease)
-----------------------------------------------------------------------------------------------------------------

Commercial, financial and agricultural                  $ 32,851             $ 26,606                23.47%
Real estate - construction and land development           19,114               24,240               (21.15)%
Real estate - residential                                113,674               97,496                16.59%
Real estate - commercial                                 211,653              192,822                 9.77%
Home equity lines of credit                               20,658               23,131               (10.69)%
Consumer                                                   2,439                2,510                (2.83)%
                                                        --------------------------------------------------
      Total loans                                        400,389              366,805                 9.16%
Allowance for loan losses                                 (4,274)              (4,101)                4.22%
Unearned income                                             (442)                (439)                0.68%
                                                        --------------------------------------------------
      Net loans, carrying amount                        $395,673             $362,265                 9.22%
                                                        ==================================================

The increases in the loan portfolio are the result of the normal origination process. We have been successful in both retention of existing loans and the origination of new loans, particularly commercial and commercial real estate loans.

The following table presents information with respect to non-accrual and past due loans during the periods indicated.


(Dollars in thousands)                                                   At September 30, 2005    At December 31, 2004
----------------------------------------------------------------------------------------------------------------------

Nonaccrual loans                                                                $1,142                   $  506

Interest income that would have been recorded during the
period under original terms                                                         32                       67

Interest income recorded during the period                                          27                       44

Loans 90 days or more past due and still accruing                                    -                        -
Real estate acquired by foreclosure or substantively
repossessed                                                                          -                        -

Percentage of nonaccrual loans to total gross loans                               0.29%                    0.01%

Percentage of nonaccrual loans, restructured loans, and real estate
 acquired by foreclosure or substantively repossessed to total assets             0.20%                    0.13%

Percentage of allowance for loan losses to nonaccrual loans                     374.26%                  810.47%

The $1.1 million in non-accrual loans as of September 30, 2005 consists of $867,000 of commercial real estate loans and $275,000 of residential real estate mortgages. There were no restructured loans included in non-accrual loans for the first nine months of 2005.

We stop accruing interest on a loan once it becomes past due 90 days unless there is adequate collateral and the financial condition of the borrower is sufficient. When a loan is placed on non-accrual status, all previously accrued but unpaid interest is reversed and charged against current income. Interest is thereafter recognized only when payments are received and the loan is no longer past due.

Loans in the non-accrual category will remain in that category until the possibility of collection no longer exists, the loan is paid off, or the loan becomes current. When a loan is determined to be uncollectible, it is then charged off against the allowance for loan losses.

Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114") applies to all loans except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, loans measured at fair value or at the lower of cost or fair value. SFAS No. 114 requires that impaired loans be valued at the present value of expected future cash flows discounted at the loan's effective interest rate or as a practical expedient, at the market value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, we do not separately identify individual consumer and residential loans for impairment disclosures. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principle or interest when due according to the contractual terms of the loan agreement. At September 30, 2005 there was $59,200 of loans which we have determined to be impaired, with a related allowance for loan losses of $2,600.

                    Analysis of Allowance for Loan Losses

The table below illustrates the changes in the Allowance for Loan Losses for the periods indicated.


                                                           Nine Months Ended September 30,
      (Dollars in thousands)                                      2005       2004
      ------------------------------------------------------------------------------------

      Balance at beginning of period                             $4,101     $4,154
      Charge-offs:
        Commercial, financial and agricultural                        -        (62)
        Real estate - construction and land development               -         (4)
        Real estate - residential                                     -        (18)
        Real estate - commercial                                      -       (425)
        Home equity lines of credit                                   -          -
        Consumer                                                      -        (11)
                                                                 -----------------
      Total charge-offs                                               -       (520)
                                                                 -----------------
      Recoveries:
        Commercial, financial and agricultural                       39         57
        Real estate - construction and land development               -          -
        Real estate - residential                                     -          -
        Real estate - commercial                                      -          8
        Home equity lines of credit                                  16         17
        Consumer                                                      9         10
                                                                 -----------------
      Total recoveries                                               64         92
                                                                 -----------------
      Net (charge-offs) or recoveries                                64       (428)
      Provision charged to operations                               109        376
                                                                 -----------------
      Balance at end of period                                   $4,274     $4,102
                                                                 =================
      Allowance for loan losses as a percent
       of loans at end of period                                   1.07%      1.12%
      Ratio of net recoveries (charge-offs)
       to average loans outstanding                                0.01%     (0.15)%

We maintain an allowance for possible losses that are inherent in the loan portfolio. The allowance for loan losses is increased by provisions charged to operations based on the estimated loan loss exposure inherent in the portfolio. Management uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology includes three elements: an analysis of individual loans deemed to be impaired in accordance with the terms of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan", general loss allocations for various loan types based on loss experience factors and other qualitative factors, and an unallocated allowance which is maintained based on management's assessment of many factors including the risk characteristics of the portfolio, concentrations of credit, economic conditions that may effect borrowers' ability to pay, and trends in loan delinquencies and charge-offs. Realized losses, net of recoveries, are charged directly to the allowance. While management uses the currently available information in establishing the allowance for loan losses, adjustments to the allowance may be necessary if future economic conditions differ from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses.

Due to stronger underwriting guidelines and the loan sale in the third quarter of 2004 of loans previously deemed non-performing, the overall credit risk profile of our loan portfolio has improved, allowing a lesser provision for loan losses in 2005. Management assesses the allowance for loan losses on a monthly basis.

After a thorough review and analysis of the adequacy of the loan loss allowance, we recorded a provision for loan losses of $109,000 for the nine months ended September 30, 2005, compared to a provision of $376,000 for the nine months ended September 30, 2004. The decreased provision is primarily the result of the enhanced credit quality achieved with the actions taken in 2004. As a result of the provision, together with net recoveries of charged-off loans, the allowance for loan losses increased from $4.1 million, or 1.1% of total gross loans at December 31, 2004 to $4.3 million, or 1.1% of total gross loans at September 30, 2005. Management believes that the allowance for loan losses of $4.3 million at September 30, 2005 is adequate to cover potential losses in the loan portfolio, based on current information available to management.

This table shows an allocation of the allowance for loan losses as of the dates indicated.


                                                       September 30, 2005               December 31, 2004
                                                 -----------------------------    -----------------------------
                                                              Percent of Loans                 Percent of Loans
                                                              in Each Category                 in Each Category
(Dollars in thousands)                             Amount      to Total Loans       Amount      to Total Loans
---------------------------------------------------------------------------------------------------------------

Commercial, financial and agricultural(5)           511(1)           8.20%        $  743(1)           7.26%

Real estate construction and land development       100              4.77%           236              6.62%

Real estate - residential                           466(2)          33.56%           421(2)          32.87%

Real estate - commercial                          3,146             52.86%         2,568             52.57%

Consumer (3)                                         51(4)           0.61%           133(4)           0.68%
                                                 ---------------------------------------------------------
                                                 $4,274            100.00%        $4,101            100.00%
                                                 =========================================================

--------------------
<F1>  Includes amounts specifically reserved for impaired loans of $0 at
      September 30, 2005, and $271,000 at December 31, 2004 as required by Financial Accounting Standard No. 114
<F2>  Includes amounts specifically reserved for impaired loans of $2,600 at
      September 30, 2005, and $0 at December 31, 2004 as required by Financial Accounting Standard No. 114
<F3>  Includes consumer and other loans.
<F4>  Includes amounts specifically reserved for impaired loans of $0 at
      September 30, 2005 and $76,000 at December 31, 2004 as required by Financial Accounting Standard No. 114
<F5>  Includes commercial, financial, agricultural and nonprofit loans.

Deposits
--------

Total deposits at September 30, 2005 were $405.3 million, an increase of $5.4 million, or 1.4%, when compared to total deposits of $399.9 million at December 31, 2004.

The following table presents deposits by category at September 30, 2005 and December 31, 2004.


                                                                         Percentage
(Dollars in thousands)     September 30, 2005    December 31,2004    Increase/(Decrease)
----------------------------------------------------------------------------------------

Demand deposits                 $ 78,781             $ 80,232              (1.81)%
NOW                               52,234               42,881              21.81%
Savings                           93,983               89,809               4.65%
Money market                      29,489               38,518             (23.44)%
Certificates of deposit          150,852              148,465               1.61%
                                ------------------------------------------------

      Total deposits            $405,339             $399,905               1.36%
                                ================================================

Deposits in our market area have become extremely competitive. We had approximately $30 million in premium-rate certificates of deposit that matured in January 2005. Although we elected not to price the renewals at a premium, we maintained approximately $15 million of these certificates of deposit in the first quarter of 2005. We offered additional premium-rate certificates and our Coastal Savings account, which pays a market-based interest rate designed to fill the needs of high-balance customers, was promoted in order to fund a portion of the loan growth experienced during 2005. The increase in savings deposits is primarily the result of increased promotion of the Coastal Savings account. NOW accounts have increased due to growth in our portfolio of municipal NOW accounts, as well as from new account openings from our "Bank at Work" program, which is an effort to broaden our deposit base by cross selling relationship products. During the third quarter of 2005, a new business money-market account was created, in order to slow the run-off of money market accounts and service the needs of high-balance business customers.

Federal Home Loan Bank Advances and Subordinated Debentures
-----------------------------------------------------------

We supplement deposit growth with a borrowing program from the Federal Home Loan Bank of Boston (the "FHLB"), which utilizes advances from the FHLB to fund loan originations and, upon occasion, securities purchases. Management selects borrowing terms that will create an acceptable spread to the assets being funded at terms that meet our interest rate risk guidelines. Advances from the FHLB totaled $113.8 million at September 30, 2005, as compared to $90.3 million at December 31, 2004, an increase of $23.5 million or 26.0%. These incremental borrowings funded the growth in the loan portfolio, particularly in the first quarter of 2005.

In March 2004, we issued $10.3 million in subordinated debentures. The debentures mature in 2034 and carry an adjustable interest rate equivalent to the three-month LIBOR plus 279 basis points. The rate adjusts every three months based on the change in the LIBOR rate. At September 30, 2005, the interest rate on the subordinated debentures was 6.7%. Current bank and bank holding company regulations view these debentures as "tier 2 capital." As such, we may leverage this regulatory capital in order to expand our franchise or otherwise enhance our earnings by investing these funds in higher yielding loans.

Comparison of Results of Operations for the Three Months Ended September 30,
----------------------------------------------------------------------------
2005 and 2004
-------------

General
-------

Net income decreased from $1.1 million or $0.27 per share basic and $0.26 per share diluted, for the three months ended September 30, 2004 to $900,000 or $0.22 per share basic and diluted, for the three months ended September 30, 2005, a decrease of 16.4%. Net interest and dividend income increased by $257,000 or 6.1%, from $4.2 million to $4.5 million when comparing the three months ended September 30, 2005 and 2004. This increase is primarily the result of our asset growth during 2004 and early 2005 and the deployment of deposit funds garnered in early 2004 into loans and investment securities. Over the same period, the provision for loan losses increased from $0 to $44,000, based on the net increase in the loan portfolio. Non-interest income decreased from $813,000 for the three months ended September 30, 2004 to $602,000 for the three months ended September 30, 2005, while non-interest expenses increased from $3.5 million to $3.7 million for the same period.

Interest Income
---------------

Total interest and dividend income increased from $6.3 million for the three months ended September 30, 2004 to $7.5 million for the three months ended September 30, 2005, an increase of $1.2 million or 19.4%. This increase is the result of increases in the levels of both loans and investment securities. Increases in market interest rates, and consequently, our loan rates, also contributed to the increase in interest income. Interest on loans increased from $5.2 million for the three months ended September 30, 2004 to $5.9 million for the three months ended September 30, 2005, an increase of $749,000 or 14.4%. Indicative of the rate increases, the average yield on loans increased from 5.6% for the three months ended September 30, 2004 to 5.9% for the three months ended September 30, 2005. Interest and dividends on investment securities increased from $1.0 million for the three months ended September 30, 2004 to $1.5 million for the three months ended September 30, 2005, an increase of $473,000 or 47.4%. Interest on federal funds sold decreased by $16,000, the result of deploying excess cash in our loan and investment portfolios instead of federal funds. All other interest, consisting of interest bearing deposits in other banks, increased by $6,000 for the three months ended September 30, 2005.

Interest Expense
----------------

Total interest expense increased by $955,000 or 47.2%, from $2.0 million for the three months ended September 30, 2004 to $3.0 million for the three months ended September 30, 2005. This increase was based on management's strategies for additional FHLB borrowings to invest in higher earning assets. Market interest rates and our own deposit rates have also increased. Interest on deposits increased by $392,000 or 30.6% when comparing the three months ended September 30, 2005 and 2004. The increase is attributed primarily to increases in the interest rates offered on selected deposit products. In response to competitive pressures and the rising rate environment, we raised certificate of deposit rates and certain money-market based deposit rates. As a result of the rate increases, the weighted average cost of deposits increased from 1.55% for the three months ended September 30, 2004 to 2.04% for the three months ended September 30, 2005. Interest expense associated with subordinated debentures increased by $48,000, the result of increased market interest rates. The debentures carry an adjustable rate of interest tied to the three-month LIBOR rate.

The following table sets forth our average assets, liabilities, and stockholders' equity, interest income earned and interest paid, average rates earned and paid, and net interest spread and the net interest margin for the three months ended September 30, 2005, and 2004. Average balances reported are daily averages.


                                                               Three Months Ended September 30,
                                                        2005                                      2004
                                       --------------------------------------    --------------------------------------
                                        Average        Interest       Average     Average        Interest       Average
(Dollars in thousands)                  Balance     Income/Expense     Rate       Balance     Income/Expense     Rate
-----------------------------------------------------------------------------------------------------------------------

Assets:
Interest-earning assets
  Commercial loans                     $ 33,618         $  597         7.05%     $ 30,776         $  437         5.65%
  Commercial real estate                223,813          3,450         6.12%      214,315          3,186         5.91%
  Residential real estate               138,309          1,858         5.33%      118,110          1,530         5.15%
  Consumer loans                          2,306             38         6.54%        3,006             41         5.43%
                                       ------------------------------------      ------------------------------------
      Total loans                       398,046          5,943         5.92%      366,207          5,194         5.64%
Federal funds sold                        4,916             41         3.31%       18,952             57         1.20%
Taxable debt securities                 120,487          1,284         4.23%       81,295            832         4.07%
Tax-exempt debt securities                7,703             83         4.27%        9,420            101         4.27%
Marketable equity securities              4,021             38         3.75%        5,036             37         2.92%
FHLB stock                                6,188             66         4.23%        3,320             28         3.36%
Other investments                         1,184              7         2.35%          280              1         1.42%
                                       ------------------------------------      ------------------------------------
      Total interest-earning assets     542,545          7,462         5.46%      484,510          6,250         5.13%
Allowance for loan losses                (4,228)                                   (4,437)
Unearned income                            (383)                                     (506)
Cash and due from banks                  14,734                                    17,469
Other assets                             26,650                                    26,457
                                       --------                                  --------
      Total assets                     $579,318                                  $523,493
                                       ========                                  ========

Liabilities & Stockholders' equity:
Savings accounts                       $ 95,498         $  304         1.26%     $ 92,717         $  249         1.07%
NOW accounts                             48,786            146         1.19%       44,067             86         0.78%
Money market accounts                    30,028            101         1.33%       39,867            128         1.28%
Time deposits                           150,647          1,121         2.95%      150,191            817         2.16%
FHLB advances                           114,025          1,142         3.97%       60,880            627         4.10%
Subordinated debt                        10,310            166         6.43%       10,310            118         4.55%
                                       ------------------------------------      ------------------------------------
      Total interest-bearing
       liabilities                      449,294          2,980         2.63%      398,032          2,025         2.02%
Demand deposits                          79,441                                    78,326
Other liabilities                         2,119                                     2,033
                                       --------                                  --------
      Total liabilities                 530,854                                   478,391
Stockholders' equity                     48,464                                    45,102
                                       --------                                  --------
      Total liabilities &
       stockholders' equity            $579,318                                  $523,493
                                       ========                                  ========

Net interest income                                     $4,481                                    $4,225
                                                        ======                                    ======
Net interest spread                                                    2.82%                                     3.11%
Net interest margin                                                    3.28%                                     3.46%

The following table presents the changes in components of net interest income resulting from changes in interest rates and changes in volume of the underlying asset or liability for the three months ended September 30, 2005 and 2004. Changes that are attributable to changes in both rate and volume have been allocated equally to rate and volume.

            Net Interest Income - Changes Due to Volume and Rate


                                      Three Months Ended September 30,
                                               2005 vs. 2004
                                           Increase / (Decrease)

                                Total        Due to      Due to
      (Dollars in thousands)          Change       Volume       Rate
---------------------------------------------------------------------

      Commercial loans                $  160       $  45       $ 115
      Commercial real estate             264         144         120
      Residential real estate            328         266          62
      Consumer loans                      (3)        (11)          8
      Federal funds sold                 (16)        (80)         64
      Taxable debt securities            451         409          42
      Tax-exempt securities              (18)        (18)          -
      Marketable equity securities         1          (9)         10
      FHLB stock                          38          27          11
      Other investments                    6           4           2
                                      ------------------------------

            Total Interest Income      1,211         777         434
                                      ------------------------------

      Savings accounts                    55           8          47
      NOW accounts                        60          12          48
      Money market accounts              (28)        (32)          4
      Time deposits                      304           3         301
      FHLB advances                      515         540         (25)
      Subordinated debt                   49           -          49
                                      ------------------------------

            Total Interest Expense       955         531         424
                                      ------------------------------

      Net Interest Income             $  256       $ 246       $  10
                                      ==============================

Provision for Loan Losses
-------------------------

Management assesses the allowance for loan losses on a monthly basis. A provision was made during the third quarter of 2005 and 2004 to adequately absorb any credit risk remaining in the portfolio. Our provision during the three months ended September 30, 2005 was $44,000 due to loan growth, compared to $0 for the three months ended September 30, 2004. The sale of non performing loans during the three months ended September 30, 2004 offset any need for a provision during the three months ended September 30, 2004.

Non-Interest Income
-------------------

Total non-interest income decreased by $211,000 or 26.0% from $813,000 for the three months ended September 30, 2004 to $602,000 for the three months ending September 30, 2005. The decrease is primarily the result of a decrease in gains recognized on a sale of non-performing loans, from $196,000 for the three months ended September 30, 2004 to $50,000 for the three months ended September 30, 2005.

Service charges on deposit accounts decreased from $132,000 for the three months ended September 30, 2004 to $81,000 for the three months ended September 30, 2005, a decrease of $51,000 or 38.6%. This decrease is the result of the introduction of free checking account products. In response to competitive pressure, we offered and promoted free checking accounts and realized a significant shift of accounts into this product, resulting in decreased fee income. We also realized a decrease in overdraft fees from $149,000 for the three months ended September 30, 2004 to $122,000 for the three months ended September 30, 2005, a decrease of $27,000 or 14.8%. Gains on sales of securities were $10,000 and $7,000, respectively for the three months ended September 30, 2005 and 2004. The securities gains realized during both periods were the result of sales of marketable equity securities. Increases in cash surrender values of bank-owned life insurance policies increased from $100,000 for the three months ended September 30, 2004 to $106,000 for the three months ended September 30, 2005, an increase of $6,000 or 6.0%. Other income increased from $229,000 for the three months ended September 30, 2004 to $234,000 for the three months ended September 30, 2005. This increase is primarily the result of increased volume of ATM and debit card fees from $60,000 for the three months ended September 30, 2004 to $72,000 for the three months ended September 30, 2005.

Non-Interest Expenses
---------------------

Total non-interest expense increased from $3.5 million for the three months ended September 30, 2004, to $3.7 million reported for the three months ended September 30, 2005, an increase of $220,000 or 6.4%. Salaries and employee benefits increased by $203,000, or 10.4%, from $1.9 million for the three months ended September 30, 2004, to $2.1 million for the three months ended September 30, 2005. The increase was attributable to settlement accounting recognized on the Bank's defined benefit pension plan totaling $167,000, general salary increases and increased staffing as a result of the new Assonet branch. These costs were partially offset by decreases in staff as a result of outsourcing the facilities management and courier functions. Occupancy expense reflects an increase as a result of the fees paid to the facilities management contractor, and other expenses reflect an increase as a result of fees paid to the new courier service.

Occupancy expense totaled $251,000 for the three months ended September 30, 2005, compared to $179,000 for the three months ended September 30, 2004, an increase of $72,000, or 40.2%. Cost savings realized from closing branches in 2004 have been offset by costs associated with opening the new Assonet branch in March 2005. Additionally, outsourcing the facilities maintenance function has resulted in increased occupancy costs. Savings in salaries and employee benefits will offset this expense.

Equipment expenses increased from $67,000 to $193,000, respectively, for the three months ended September 30, 2005 and 2004. This increase was due to our initiative to modernize the teller and platform systems. We believe that the investment in equipment and software will ultimately result in more efficient customer service.

Professional fees increased from $302,000 for the three months ended September 30, 2004 to $372,000 for the three months ended September 30, 2005, an increase of 23.2%. The increase is the result of increased accounting and consulting costs associated with the restatement of certain financial statements.

Marketing expenses attributed to production and media costs, print advertising, and other direct marketing decreased from $211,000 for the three months ended September 30, 2004 to $162,000 for the three months ended September 30, 2005, a decrease of $49,000 or 23.2%. The decrease is the result of decreased use of print media to promote deposit products during the third quarter of 2005.

Other expenses decreased by $202,000 from $758,000 for the three months ended September 30, 2004 to $556,000 for the three months ended September 30, 2005, a decrease of 26.7%. In the third quarter of 2004, an expense of $178,000 was recognized relating to a change in accounting for the Company's supplemental pension plan for directors. The expense recognized in the third quarter of 2005 was $11,000. Cost savings were also realized from the installation of teller and platform automation systems which are designed to make both the account opening process and transaction processing more efficient. We believe that the efficiencies created by converting these systems will ultimately lead to improved customer service.

Income Taxes
------------

Income before taxes decreased from $1.6 million for the three months ended September 30, 2004, to $1.4 million for the three months ended September 30, 2005, a decrease of $218,000, or 13.8%. Applicable income taxes totaled $458,000 for the three months ended September 30, 2005, reflecting an effective tax rate of 33.7%, compared to income taxes of $500,000 for the three months ended September 30, 2004, reflecting an effective tax rate of 31.7%.

Comparison of Results of Operations for the Nine Months Ended September 30,
---------------------------------------------------------------------------
2005 and 2004
-------------

General
-------

Our operating performance is dependent on net interest and dividend income, the difference between interest income earned on loans and investments and interest expense paid on deposits and borrowed funds. Net interest income is significantly impacted by several factors such as economic conditions, interest rates, asset/liability management, and strategic planning.

Net income increased from $2.3 million or $0.57 per share, basic, and $0.56 per share, diluted, for the nine months ended September 30, 2004 to $2.8 million or $0.69 per share, basic and diluted, for the nine months ended September 30, 2005, an increase of 24.5%. Net interest and dividend income increased by $1.6 million or 13.9%, from $11.7 million to $13.4 million when comparing the nine months ended September 30, 2005 and 2004. This increase is primarily the result of asset growth and the deployment of deposit funds garnered in early 2004 into loans and investment securities. Over the same period, the provision for loan losses decreased from $376,000 to $109,000, as enhanced loan quality has enabled us to reduce the levels of provisions taken. Non-interest income decreased by $265,000 while non-interest expense increased by $725,000 for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2005.

Interest and Dividend Income
----------------------------

Total interest and dividend income increased by $3.7 million or 21.4%, from $17.5 million for the nine months ended September 30, 2004 to $21.2 million for the nine months ended September 30, 2005. This increase is the result of increases in the levels of both loans and investment securities. Interest and fees on loans increased from $15.1 million for the nine months ended September 30, 2004 to $16.9 million for the nine months ended September 30, 2005, an increase of 12.5%. The increase is the result of portfolio growth, as well as the effect of increasing market interest rates. Indicative of the increase in market interest rates, the average yield on loans increased from 5.7% for the nine months ended September 30 2004 to 5.8% for the nine months ended September 30, 2005. As a result of the portfolio growth experienced in late 2004 and 2005, interest and dividends on investment securities increased by $1.9 million, or 84.7%, from $2.2 million to $4.1 million, for the nine months ended September 30, 2004 compared to $4.1 million for the nine months ended September 30, 2005. All other interest decreased by $4,000. The yield on earning assets increased from 5.0% for the nine months ended September 30, 2004 to 5.4% for the nine months ended September 30, 2005, due principally to market interest rate increases and purchases of investment securities with higher yields.

Interest Expense
----------------

Total interest expense increased by $2.1 million or 36.6%, from $5.8 million for the nine months ended September 30, 2004 to $7.9 million for the nine months ended September 30, 2005. This increase was based on management's strategies for additional FHLB borrowings to invest in higher earning assets. Market interest rates and our own deposit rates have also increased. The weighted average cost of interest-earning funds was 2.4% for the nine months ended September 30, 2005, compared with 2.0% for the nine months ended September 30, 2004.

Interest expense on deposits increased by $561,000 or 15.1%, from $3.7 million for the nine months ended September 30, 2004 to $4.3 million for the nine months ended September 30, 2005. We have increased certain interest rates in response to increases in market interest rates and corresponding increases in deposit interest rates offered by our competitors, in order to continue to fund loan growth. As a result of these rate increases, the weighted average cost of deposits increased from 1.2% for the nine months ended September 30, 2004 to 1.3% for the nine months ended September 30, 2005.

Interest on FHLB advances increased from $1.8 million for the nine months ended September 30, 2004 to $3.1 million for the nine months ended September 30, 2005, an increase of $1.3 million or 73.7%. Management took advantage of low interest rates from the FHLB to fund a leverage strategy in September 2004. Additionally, we used borrowings to fund a substantial portion of our loan growth in 2005. During the period of low interest rates, we utilized longer-term advances to fund loan originations in order to control interest rate risk. Indicative of these low rates, the average rate paid on FHLB advances decreased from 4.1% for the nine months ended September 30, 2004 to 3.9% for the nine months ended September 30, 2005.

Interest on subordinated debentures increased from $236,000 for the nine months ended September 30, 2004 to $457,000 for the nine months ended September 30, 2005. The increase is the result of a full nine months' interest being accrued on the subordinated debentures in 2005, as opposed to the previous year since the debentures were issued in March of 2004. Additionally, the interest rate on the debentures is variable, resetting quarterly at the three-month LIBOR rate plus 279 basis points. Accordingly, the average interest cost of the subordinated debentures increased from 3.9% for the nine months ended September 30, 2004 to 5.9% for the nine months ended September 30, 2005.

The following table sets forth our average assets, liabilities, and stockholders' equity, interest income earned and interest paid, average rates earned and paid, and net interest spread and the net interest margin for the nine months ended September 30, 2005, and 2004. Average balances reported are daily averages.


                                                               Nine Months Ended September 30,
                                                        2005                                      2004
                                       --------------------------------------    --------------------------------------
                                        Average        Interest       Average     Average        Interest       Average
(Dollars in thousands)                  Balance     Income/Expense     Rate       Balance     Income/Expense     Rate
-----------------------------------------------------------------------------------------------------------------------

Assets:
Interest earning assets
  Commercial loans                     $ 31,397         $ 1,504        6.40%     $ 32,680         $ 1,296        5.30%
  Commercial real estate                220,750          10,038        6.08%      205,137           9,339        6.08%
  Residential real estate               133,893           5,288        5.28%      113,414           4,282        5.04%
  Consumer loans                          2,279             107        6.28%        3,470             144        5.54%
                                       ------------------------------------------------------------------------------
      Total loans                       388,319          16,937        5.83%      354,701          15,061        5.67%
Federal funds sold                       10,021             198        2.64%       34,700             219        0.84%
Taxable debt securities                 111,464           3,517        4.22%       59,576           1,745        3.91%
Tax-exempt debt securities                7,985             258        4.32%        9,900             319        4.30%
Marketable equity securities              4,681             121        3.46%        4,134              82        2.65%
FHLB stock                                5,721             179        4.18%        3,124              60        2.57%
Other investments                           775              18        3.11%          279               1        0.48%
                                       ------------------------------------------------------------------------------
      Total interest-earning assets     528,966          21,228        5.36%      466,414          17,487        5.01%
                                                        -------                                   -------
Allowance for loan losses                (4,185)                                   (4,400)
Unearned income                            (394)                                     (462)
Cash and due from banks                  16,539                                    18,598
Other assets                             26,281                                    24,989
                                       --------                                  --------
      Total assets                     $567,207                                  $505,139
                                       ========                                  ========

Liabilities & Shareholders' equity:
Savings accounts                       $ 92,926         $   772        1.11%     $ 86,468         $   623        0.96%
NOW accounts                             48,422             377        1.04%       41,919             238        0.76%
Money market accounts                    34,858             320        1.23%       36,283             384        1.41%
Time deposits                           144,474           2,819        2.61%      152,550           2,481        2.17%
FHLB advances                           107,697           3,127        3.88%       58,237           1,800        4.13%
Subordinated debt                        10,310             457        5.93%        8,018             236        3.93%
                                       ------------------------------------------------------------------------------
      Total interest-bearing
       liabilities                      438,687           7,872        2.40%      383,475           5,763        2.01%
                                                        -------                                   -------
Demand deposits                          78,579                                    77,327
Other liabilities                         2,229                                     2,221
                                       --------                                  --------
      Total liabilities                 519,495                                   463,023
Shareholders' equity                     47,712                                    42,116
                                       --------                                  --------
      Total liabilities &
       shareholders' equity            $567,207                                  $505,139
                                       ========                                  ========

Net interest income                                     $13,356                                   $11,724
                                                        =======                                   =======
Net interest spread                                                    2.97%                                     3.00%
Net interest margin                                                    3.38%                                     3.36%

The following table presents the changes in components of net interest income resulting from changes in interest rates and changes in volume of the underlying asset or liability for the nine months ended September 30, 2004 and 2005. Changes that are attributable to changes in both rate and volume have been allocated equally to rate and volume.

            Net Interest Income - Changes Due to Volume and Rate


                                      Nine Months Ended September 30,
                                               2005 vs. 2004
                                           Increase / (Decrease)

                                      Total        Due to      Due to
      (Dollars in thousands)          Change       Volume       Rate
      ---------------------------------------------------------------

      Commercial loans                $  208       $  (57)     $  265

      Commercial real estate             699          706          (7)

      Residential real estate          1,006          789         217

      Consumer loans                     (37)         (53)         16

      Federal funds sold                 (21)        (322)        301

      Taxable debt securities          1,772        1,577         195

      Tax-exempt securities              (61)         (62)          1

      Marketable equity securities        39           12          27

      FHLB stock                         119           66          53

      Other investments                   17            7          10
                                      -------------------------------

            Total Interest Income      3,741        2,663       1,078
                                      -------------------------------

      Savings accounts                   149           50          99

      NOW accounts                       139           44          95

      Money market accounts              (64)         (14)        (50)

      Time deposits                      337         (146)        483

      FHLB advances                    1,327        1,481        (154)

      Subordinated debt                  221           84         137
                                      -------------------------------

            Total Interest Expense     2,119        1,499         610
                                      -------------------------------

      Net Interest Income             $1,632       $1,164      $  468
                                      ===============================

Provision for Loan Losses
-------------------------

The provision for loan losses is a charge against earnings that increases that increases the allowance for loan losses. The allowance for loan losses is maintained at a level that is deemed adequate to absorb losses inherent within the loan portfolio. In determining the appropriate level of the allowance for loan losses, management takes into consideration past and anticipated loss experience, prevailing economic conditions, evaluations of underlying collateral, and the volume of the loan portfolio and balance of nonperforming and classified loans. The allowance for loan losses is assessed on a monthly basis.

The provision was $109,000 during the nine months ended September 30, 2005, compared to $376,000 for the nine months ended September 30, 2004. We reduced the level of the provision because of the overall enhancement in credit quality achieved through tighter underwriting standards and the sale of non-performing loans in late 2004.

Non-Interest Income
-------------------

Total non-interest income decreased by $265,000 or 13.4% from $2.0 million for the nine months ended September 30, 2004 to $1.7 million for the six months ending September 30, 2005. Service charges on deposit accounts decreased from $404,000 for the nine months ended September 30, 2004 to $272,000 for the nine months ended September 30, 2005. This decrease is the result of the introduction of free checking account products. In response to competitive pressure, we offered and promoted free checking accounts and realized a significant shift of accounts into this product, resulting in decreased fee income. We also realized a decrease in overdraft fees of $53,000 when comparing the two periods.

In March 2005, we realized a $40,000 gain on the sale of a building that formerly housed a branch office and in May 2005, two bank-owned vehicles were sold at a gain of $11,000. Gains on sales of securities decreased from $46,000 for the nine months ended September 30, 2004 to $27,000 for the nine months ended September 30, 2005. The gains realized in both periods relate to sales of marketable equity securities held in the available-for-sale portfolio. During the third quarter of 2004, the Bank realized gains of $196,000 on the sale of non-performing loans. During the third quarter of 2005, a $50,000 gain was realized due to a loan sale of commercial real estate.

Increases in cash surrender values of bank-owned life insurance policies increased from $358,000 for the nine months ended September 30, 2004 to $363,000 for the nine months ended September 30, 2005. Other income increased from $568,000 for the nine months ended September 30, 2004 to $597,000 for the nine months ended September 30, 2005, an increase of $29,000 or 5.1%. This increase is the result of increased volume of ATM and debit card use totaling $40,000, offset by decreases in commissions earned on non-deposit investment products and decreases in various customer service fees.

Non-Interest Expense
--------------------

Total non-interest expense increased from $9.9 million recorded for the nine months ended September 30, 2004, to $10.6 million for the nine months ended September 30, 2005, an increase of 7.3%. Salaries and employee benefits increased from $6.0 million to $6.2 million, an increase of $216,000 or 3.6%. The increase is the primarily the result of the recognition in September 2005 of settlement accounting associated with the Bank's defined benefit pension plan totaling $167,000. Salary increases in 2005 were offset by increased levels of deferred loan origination costs in accordance with the terms of Statement of Financial Accounting Standards No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases", which is applicable to both the incremental direct costs incurred in originating a loan and internally incurred costs that are directly related to a loan or loan commitment activity, as well as the outsourcing of facilities management and courier functions which are reflected in occupancy and other expense, respectively.

Occupancy expense totaled $702,000 for the nine months ended September 30, 2005, compared to $599,000 for the nine months ended September 30, 2004, an increase of 17.2%. Cost savings realized from closing branches in 2004 have been offset by costs associated with opening the new Assonet branch in March 2005. Additionally, during the second quarter of 2005 we outsourced our facilities maintenance. The fees associated with facilities maintenance are charged to occupancy expense.

Equipment expenses increased from $418,000 for the nine months ended September 30, 2004 to $551,000 for the nine months ended September 30, 2005, an increase of 31.8%. The increase was due to modernization of and investments in teller and platform systems initiatives that we believe will ultimately result in a more efficient customer service.

Professional fees increased from $779,000 for the nine months ended September 30, 2004 to $986,000 for the nine months ended September 30, 2005, an increase of 26.6%. The increase is the result of accounting and consulting costs associated with our restatement of certain financial statements and related information totaling $171,000.

Marketing expenses attributed to production and media costs, print advertising, and other direct marketing increased by $80,000, or 19.5%, to $490,000 for the nine months ended September 30, 2005, from $410,000 for nine months ended September 30, 2004. As we continue to launch new deposit products and services, such as the Coastal Savings account and the Bank at Work Program, we expect marketing costs to rise.

All other expenses decreased by $14,000 when comparing the nine months ended September 30, 2005 and 2004, primarily the result of decreased expenses relating to a change in accounting for the Company's supplemental pension plan for directors. These expenses were $193,000 for the nine months ended September 30, 2004 as compared with $34,000 for the nine months ended September 30, 2005. These savings were offset by software maintenance costs and computer services, primarily associated with the teller and platform automation project, which increased by $63,000, increases in internet banking costs totaling $88,000, as the internet banking activity commenced in June 2004 and has increased during 2005, and increases in ATM costs totaling $21,000. ATM cost increases have been offset by increases in ATM and debit card fees earned, as ATM activity has increased with the opening of the Assonet branch. We believe that ATMs and internet banking are essential relationship banking services, the costs of which must be absorbed, as we, like our competitors, do not charge for internet banking or ATM activity within our own ATM network. We expect increases in other expenses due to courier costs to be offset by savings in salaries and employee benefits, resulting from the outsourcing of the courier function.

Income Taxes
------------

Income before taxes increased from $3.4 million for the nine months ended September 30, 2004, to $4.3 million for the nine months ended September 30, 2005, an increase of $909,000, or 26.5%. Applicable income taxes totaled $1.5 million for the nine months ended September 30, 2005, reflecting an effective tax rate of 34.4%, compared to income taxes of $1.1 million for the nine months ended September 30, 2004, reflecting an effective tax rate of 33.3%.

Liquidity
---------

Our principal sources of funds are customer deposits, amortization and payoff of existing loan principal, and sales or maturities of various investment securities. The Bank is a voluntary member of the Federal Home Loan Bank of Boston (the "FHLB") and as such, may take advantage of the FHLB's borrowing programs to enhance liquidity and leverage its favorable capital position. We may also draw on lines of credit at the FHLB or the Federal Reserve Board, and enter into repurchase or reverse repurchase agreements with authorized brokers. These various sources of liquidity are used to fund withdrawals, new loans, and investments.

We seek to promote deposit growth while controlling cost of funds. Sales-oriented programs to attract new depositors and the cross-selling of various products to our existing customer base are currently in place. Management reviews, on an ongoing basis, possible new products, with particular attention paid to products and services designed to retain our base of lower-costing deposits. Total deposits increased by $5.4 million, or 1.4% during the nine months ended September 30, 2005.

We have also used borrowed funds as a source of liquidity. At September 30, 2005, the Bank's outstanding borrowings from the FHLB were $113.8 million. We have the capacity to borrow in excess of an additional $43 million from the FHLB.

Maturities and sales of investment securities provide us with significant liquidity. Our policy of purchasing shorter-term debt securities reduces market risk in the bond portfolio while providing significant cash flow.

For the nine months ended September 30, 2005, cash flow from maturities and principal payments on securities were $14.2 million, proceeds from sales of securities totaled $2.3 million, compared to maturities of securities of $13.4 million, and proceeds from sales of securities of $625,000 for the nine months ended September 30, 2004. Cash flow not invested into loans was reinvested into the securities portfolio. Purchases of securities for the nine months ended September 30, 2005 totaled $27.7 million as compared to $80.3 million at September 30, 2004.

Indicative of the short-term nature of the portfolio, the overall investment portfolio duration was 3.09 years. Maturities in the bond portfolio are staggered in order to provide a steady source of liquidity. Additionally, a significant portion of the portfolio is invested into mortgage backed securities. These longer-term investments have monthly principal and interest payments, which enhance liquidity.

Amortization and pay-offs of the loan portfolio also provide us with significant liquidity. Traditionally, amortization and pay-offs are reinvested into loans. Loan originations for the nine months ended September 30, 2005 totaled $93.5 million. Excess liquidity is invested into the securities portfolio or into federal funds sold and overnight investments at the FHLB.

Commitments to originate loans at September 30, 2005 were $20.5 million, excluding unadvanced construction funds totaling $7.1 million, unadvanced commercial lines of credit totaling $14.6 million, unadvanced commercial real estate loans totaling $1.8 million and unadvanced home equity lines totaling $16.1 million. Management believes that adequate liquidity is available to fund loan commitments utilizing deposits, loan amortization, maturities of securities, or borrowings.

Capital
-------

At September 30, 2005, our total stockholders' equity was $48.5 million an increase of $1.9 million from $46.6 million at December 31, 2004. The increase in capital was due to a combination of several factors. Additions consisted of 2005 net income of $2.8 million, transactions originating through the Dividend Reinvestment Program whereby 2,881 shares were issued for optional cash contributions of $54,000 and 23,049 shares were issued in lieu of $428,000 in cash dividend payments. There were also stock options exercised resulting in the issuance of common stock totaling $411,000, including a tax benefit. These additions were offset by dividends declared of $1.1 million and comprehensive loss of $762,000.

Under the requirements for Risk Based and Leverage Capital of the federal banking agencies, a minimum level of capital will vary among banks based on safety and soundness of operations. Risk Based Capital ratios are calculated with reference to risk-weighted assets, which include both on and off balance sheet exposure.

In addition to meeting the required levels, Slade's Ferry Bancorp's and the Bank's capital ratios meet the criteria of the well-capitalized category established by the federal banking agencies as of September 30, 2005 and at December 31, 2004. The Tier I Capital leverage ratio and Tier I Capital to risk weighted assets ratio for Slade's Ferry Bancorp are 10.01% and 14.52%, respectively, for the nine months ended September 30, 2005. Slade's Ferry Bancorp's Tier I Capital leverage ratio and Tier I Capital to risk weighted assets ratio for the year ended December 31, 2004 are 10.21% and 14.71%, respectively. The Tier I Capital leverage ratio and Tier I Capital to risk weighted assets ratio for Slade's Ferry Trust Company are 8.47% and 12.34%, respectively, for the nine months ended September 30, 2005. Slade's Ferry Trust Company's Tier I Capital leverage ratio and Tier I Capital to risk weighted assets ratio for the year ended December 31, 2004 are 8.67% and 12.56%, respectively.

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

                                   ITEM 3

          QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We consider interest rate risk to be a significant market risk as it could potentially have an effect on our financial condition and results of operation. The definition of interest rate risk is the exposure of our earnings to adverse movements in interest rates, arising from the differences in the timing of repricing of assets and liabilities; the differences in the various pricing indices inherent in our assets and liabilities; and the effects of overt and embedded options in our assets and liabilities. Our Asset/Liability Committee, comprised of executive management, is responsible for managing and monitoring interest rate risk, and reviewing with the Board of Directors, at least quarterly, the interest rate risk positions, the impact changes in interest rates would have on net interest income, and the maintenance of interest rate risk exposure within approved guidelines.

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

The income simulation model currently utilizes a 300 basis point increase in interest rates and a 200 basis point decrease in rates. Due to the existing low interest rate environment in effect with the average Federal Funds overnight trading at approximately 3.50% at September 30, 2005, the simulation model only reduces rates downward by 200 basis points. The interest rate movements used assume an instant and parallel change in interest rates and no implementation of any strategic plans are made in response to the change in rates. Prepayment speeds for loans are based on median dealer forecasts for each interest rate scenario.

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


                        Estimated Exposure as a Percentage
      Rate Change             of Net Interest Income
      (Basis Points)            September 30, 2005
      ----------------------------------------------------

           +300                      (7.26%)
           -200                      (2.84%)

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


                                                                   Change from
        Rate Change     Estimated Exposure as a Percentage of      Flat Rates
      (Basis Points)             Net Interest Income             (Basis Points)
      -------------------------------------------------------------------------

           FLAT                        13.74%                        N/A

           +300                        11.96%                        (178)

           -200                        11.57%                        (217)

                                   ITEM 4

                           CONTROLS AND PROCEDURES

(a)   Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's management conducted an evaluation with the participation of the Company's Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the Company's disclosure controls and procedures, as of the end of the last fiscal quarter. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2005 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.

(b)   Changes in internal controls over financial reporting.

There were no changes in the Company's internal controls over financial reporting identified in connection with the Company's evaluation of its disclosure controls and procedures that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                   PART II

                              OTHER INFORMATION

                                   ITEM 1

                              LEGAL PROCEEDINGS

                                    None.

                                   ITEM 2

         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2005, the Company did not repurchase any of its common stock. The Company currently does not have a stock repurchase program in place.

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

                                       SLADE'S FERRY BANCORP.
                                       -------------------------------------
                                       (Registrant)


Date: November 14, 2005                /s/ Mary Lynn D. Lenz
      ---------------------            -------------------------------------
                                       Mary Lynn D. Lenz
                                       President/Chief Executive Officer


Date: November 14, 2005                /s/ Deborah A. McLaughlin
      ---------------------            -------------------------------------
                                       Deborah A. McLaughlin
                                       Executive Vice President
                                       Chief Operating Officer/
                                       Chief Financial Officer

                                EXHIBIT INDEX

Exhibit No.    Description                                                 Item
-----------    -----------                                                 ----

3.1            Amended and Restated Articles of Incorporation of
               Slade's Ferry Bancorp.                                       (1)

3.2            Amended and Restated Bylaws of Slade's Ferry Bancorp.        (2)

3.3            Articles of Amendment to the Amended and Restated
               Articles of Incorporation of Slade's Ferry Bank              (3)

10.1           Slade's Ferry Bancorp. 1996 Stock Option Plan, as amended    (4)

10.2           Supplemental Executive Retirement Agreement between
               Slade's Ferry Bancorp. and Manuel J. Tavares                 (5)

10.3           Form of Director Supplemental Retirement Program
               Director Agreement, Exhibit 1 thereto (Slade's Ferry
               Trust Company Director Supplemental Retirement Program
               Plan) and Endorsement Method Split Dollar Plan
               Agreement thereunder.                                        (6)

10.4           Form of Directors' Paid-up Insurance Policy (part of
               the Director Supplemental Retirement Program).               (7)

10.5           Supplemental Executive Retirement Agreement between
               Slade's Ferry Bancorp. and Mary Lynn D. Lenz                 (8)

10.6           Employment Agreement between Slade's Ferry Bancorp.
               and Mary Lynn D. Lenz                                        (9)

10.7           Employment Agreement between Slade's Ferry Bancorp.
               and Deborah A. McLaughlin                                   (10)

10.8           Employment Agreement between Slade's Ferry Bancorp.
               and Manuel J. Tavares                                       (11)

10.9           Form Change of Control Agreement                            (12)

10.10          Severance Pay Plan                                          (13)

10.11          Slade's Ferry Bancorp 2004 Equity Incentive Plan            (14)

11.1           Statement Regarding Computation of Per Share Earnings

14.1           Code of Ethics                                              (15)

31.1           Rule 13a-14(a)/15d-14(a) Certification of the CEO

31.2           Rule 13a-14(a)/15d-14(a) Certification of the CFO

32.1           Section 1350 Certification of the CEO

32.2           Section 1350 Certification of the CFO

--------------------
<F1>  Incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with the Commission on April 14, 1997.
<F2>  Incorporated by reference to the Registrant's Form 10-Q filed with the
      Commission on May 12, 2005.
<F3>  Incorporated by reference to the Registrant's Form 8-K filed with the
      Commission on December 21, 2004.
<F4>  Incorporated by reference to the Registrant's Form 10-Q/A for the quarter ended September 30, 1999.
<F5>  Incorporated by reference to the Registrant's Form 10-K/ASB for the fiscal year ended December 31, 1996.
<F6>  Incorporated by reference to Exhibit 10 to the Registrant's Form
      10-Q/A for the quarter ended March 31, 1999.
<F7>  Incorporated by reference to Exhibit 10 to the Registrant's Form
      10-Q/ASB for the quarter ended September 30, 1998.

<F8>  Incorporated by reference to Exhibit 10.10 to the Registrant's
      Form 10-Q/A for the quarter ended March 31, 2003.
<F9>  Incorporated by reference to Exhibit 10.11 to the Registrant's
      Form 10-Q/A for the quarter ended September 30, 2004.
<F10> Incorporated by reference to Exhibit 10.7 to the Registrant's Form
      10-Q/A for the quarter ended September 30, 2004.
<F11> Incorporated by reference to Exhibit 10.8 to the Registrant's Form
      10-Q/A for the quarter ended September 30, 2004.
<F12> Incorporated by reference to the Registrant's Form 8-K filed with the
      Commission on January 13, 2005.
<F13> Incorporated by reference to the Registrant's Form 8-K filed with the
      Commission on January 14, 2005.
<F14> Incorporated by reference to Appendix C to the Registrant's Proxy
      Statement filed on April 9, 2004
<F15> Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2003.