Form 10-K
period 2005-12-31
SLADES FERRY BANCORP
filed 2006-04-03
CIK 857499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
----- EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

Commission file number  000-23904
                        ---------

                           SLADE'S FERRY BANCORP.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

MASSACHUSETTS                                         04-3061936
-------------------------------                       ----------------------
(State or other jurisdiction of                       (I.R.S. Employer
in Company or organization)                           Identification Number)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                           Yes  [ ]        No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                           Yes  [ ]        No  [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                           Yes  [X]        No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer [ ]  Accelerated Filer [ ]  Non Accelerated Filer
[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
                           Yes  [ ]        No  [X]

The aggregate market value of the voting stock of Slade's Ferry Bancorp., held by nonaffiliates of the registrant as of June 30, 2005 was approximately $66,016,000.

                     DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's Proxy Statement for the 2006 Annual Meeting of Shareholders to be held on May 17, 2006 is incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

Part I

Forward-Looking Statements    2

ITEM 1  - Business                                                         3

ITEM 1A - Risk Factors                                                    18

ITEM 1B - Unresolved Staff Comments                                       20

ITEM 2  - Properties                                                      21

ITEM 3  - Legal Proceedings                                               22

ITEM 4  - Submission of Matters to a Vote of Security Holders             22

Part II

ITEM 5  - Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities               23

ITEM 6  - Selected Financial Data                                         25

ITEM 7  - Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             26

ITEM 7A - Quantitative and Qualitative Disclosures About Market Risk      44

ITEM 8  - Financial Statements and Supplementary Data                     46

ITEM 9  - Changes In and Disagreements With Accountants on Accounting
          and Financial Disclosure                                        46

ITEM 9A - Controls and Procedures                                         46

ITEM 9B - Other Information                                               46

Part III

ITEM 10 - Directors and Executive Officers of the Registrant              47

ITEM 11 - Executive Compensation                                          47

ITEM 12 - Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                 47

ITEM 13 - Certain Relationships and Related Transactions                  47

ITEM 14 - Principal Accounting Fees and Services                          47

Part IV

ITEM 15 - Exhibits, Financial Statement Schedules                         48

Signatures                                                                49

                                   PART I

FORWARD-LOOKING STATEMENTS

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements:

      (1)   enactment of adverse government regulation;
      (2) competitive pressures among depository and other financial institutions may increase significantly and have an effect on pricing, spending, third-party relationships and revenues;
      (3) the strength of the United States economy in general and specifically the strength of the New England economies may be different than expected, resulting in, among other things, a deterioration in overall credit quality and borrowers' ability to service and repay loans, or a reduced demand for credit, including the resultant effect on our loan portfolio, levels of charge-offs and non-performing loans and allowance for loan losses;
      (4)   changes in the interest rate environment may reduce interest margins and adversely impact net interest income; and
      (5)   changes in assumptions used in making such forward-looking statements.

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

As used throughout this report, the terms "we," "our," "us," or the "Bank" or the "Company" refer to Slade's Ferry Bancorp. and its consolidated subsidiaries, unless context otherwise requires.

                                   ITEM 1

BUSINESS

GENERAL

Slade's Ferry Bancorp., a Massachusetts corporation, is a bank holding company headquartered in Somerset, Massachusetts with consolidated assets of $585.9 million, consolidated net loans and leases of $409.6 million, consolidated deposits of $415.8 million and consolidated shareholders' equity of $48.9 million as of December 31, 2005. We conduct our business principally through our wholly-owned subsidiary, Slade's Ferry Trust Company (referred to herein as the "Bank"), a Massachusetts-chartered trust company. As a bank holding company, we are subject to the Bank Holding Company Act of 1956, as amended (the "BHCA"), and the rules and regulations of the Federal Reserve Board (the "FRB") under the BHCA. We are additionally subject to the provisions of the Massachusetts General Laws applicable to commercial bank and trust companies and other depository institutions and their holding companies and applicable regulations of the Massachusetts Division of Banks (the "Division"). We are also subject to the rules and regulations of the Securities and Exchange Commission (the "SEC") as our common stock is registered with the SEC and is quoted on the Nasdaq Capital Market. The Bank's deposit accounts are insured up to applicable limits by the Bank Insurance Fund of the Federal Deposit Insurance Company (the "FDIC"). The Bank is subject to extensive regulation, examination and supervision by the Division as its primary corporate regulator, and by the FDIC as its deposit insurer and primary federal regulator. Any change in such laws and regulations, whether by the Division, the FDIC, the FRB or the SEC or through legislation, could have a material adverse impact on our operation.

Our main office is located at 100 Slade's Ferry Avenue, Somerset,
Massachusetts, 02726, and our telephone number is (508) 675-2121. Slade's Ferry Bancorp. was organized for the purpose of becoming the holding company of the Bank. Slade's Ferry Bancorp.'s acquisition of the Bank was completed on April 1, 1990.

We had consolidated asset growth of $36.5 million or 6.6% and our level of deposits increased by $15.9 million, or by 4.0%, during 2005. Aside from deposits, we increased borrowings from the Federal Home Loan Bank of Boston (the "FHLB") by $17.6 million. This activity funded an increase in loans totaling $47.3 million or 13.1%, and an increase in investments totaling $1.9 million or 1.6%.

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

We currently have nine full service banking facilities plus a drive up complex extending east from Seekonk, Massachusetts to Fairhaven, Massachusetts. These facilities service numerous communities in Southeastern Massachusetts and contiguous areas of Rhode Island. We also provide limited banking services at the Somerset High School in Somerset, Massachusetts. We opened our newest facility, located in Assonet, Massachusetts in early 2005. This branch is a state-of-the-art, full-service banking office, designed to provide superior customer convenience and service. We own and operate eight full service automated teller machines ("ATM") and one ATM dispenser.

The Bank maintains three wholly-owned subsidiaries. Two of these, Slade's Ferry Securities Corporation ("SFSC"), and Slade's Ferry Securities Corporation II ("SFSCII") are Massachusetts securities corporations on which, under current Massachusetts law, income is taxed at 1.32%, as compared to the Massachusetts bank taxation rate of 10.5%. In exchange for this lower tax rate, the assets of any Massachusetts security Corporation are limited to certain investment securities, including United States Treasury and agency securities, obligations of government-sponsored entities, mortgage-backed investments, corporate debt securities and marketable equity securities. Investment securities with book values totaling $15.8 million and $32.9 million were held at SFSC and SFSC II, respectively, at December 31, 2005.

Slade's Ferry Realty Trust ("SFRT") owns and manages our land and buildings.

Slade's Ferry Loan Company ("SFLC") was a Rhode Island Company founded for the purpose of generating loans in the State of Rhode Island. As the Bank has received authorization to generate loans in Rhode Island directly, SFLC was dissolved in early 2005.

Slade's Ferry Statutory Trust I, a Connecticut statutory trust was formed on March 17, 2004 by the Company.

Our major customer accounts as of December 31, 2005 consist of approximately 29,940 personal savings, checking and money market accounts, and approximately 6,800 personal and commercial certificates of deposit and individual retirement accounts. Our commercial base consists of approximately 3,240 checking, money market, and corporate accounts.

As we grew in 2005, we remained committed to customer service. We continue to upgrade the systems utilized on the teller platform and in customer service areas to allow employees to serve customers more efficiently.

SERVICES

We engage in a broad range of banking activities, including demand, savings and time deposits, related personal and commercial checking account services, real estate mortgages, commercial and installment lending, payroll services, money orders, travelers checks, Visa, MasterCard, debit card, safe deposit rentals and automatic teller machines. We also offer certain non-traditional banking services including investments, life insurance, annuities, and cash management services and we also provide a range of internet-based services for both consumer and commercial customers.

LENDING ACTIVITIES

Our loan portfolio consists primarily of residential and commercial real estate, construction and land development, commercial, home equity lines of credit and consumer loans originated primarily in our market area. There are no foreign loans outstanding. Interest rates charged by the Bank on loans are affected principally by the demand for such loans, the supply of money available for lending purposes and the rates offered by its competitors. These factors are affected by general and economic conditions, monetary policies of the federal government, including the FRB, legislative tax policies and governmental budgetary matters. We originate residential mortgage loans, equity lines of credit, fixed-rate equity loans, commercial business loans, consumer loans and commercial real estate loans. Total net loans were 69.9% of total assets at December 31, 2005, as compared to 65.9% of total assets at December 31, 2004. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation", for detailed portfolio information.

Multi-Family and Commercial Real Estate Lending

We originate multi-family and commercial real estate loans that are generally secured by five or more unit apartment buildings and properties used for business purposes such as small office buildings, restaurants or retail facilities primarily located in our primary market area. Our multi-family and commercial real estate underwriting policies provide that such real estate loans may be made in amounts of up to 80% of the appraised value of the property, subject to our current loans-to-one-borrower limit of $9.5 million at December 31, 2005. Our multi-family and commercial real estate loans are generally made with terms of up to 20 years and are offered with interest rates that adjust periodically. In reaching a decision on whether to make a multi-family or commercial real estate loan, we consider the net operating income of the property, the borrower's expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have debt service coverage ratios (earnings before debt service to debt service requirements) of at least 1.20 times. Environmental impact surveys are generally required for all commercial real estate loans. Generally, all multi-family and commercial real estate loans made to companies, partnerships and other business entities require personal guarantees by the principals. We may choose not to require a personal guarantee on such loans depending on the creditworthiness of the borrower and the amount of the down payment and other mitigating circumstances.

Loans secured by multi-family and commercial real estate properties generally involve larger principal amounts and a greater degree of risk than one-to-four family residential mortgage loans. Because payments on loans secured by multi-family and commercial real estate properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. We seek to minimize these risks through our underwriting standards.

Multi-family and commercial real estate loans totaled $213.8 million and comprised 51.6% of the total gross loan portfolio at December 31, 2005. At December 31, 2004, the multi-family and commercial real estate loan portfolio totaled $192.8 million, or 52.6% of total gross loans.

Residential Lending

We currently offer fixed-rate, one-to-four family mortgage loans with terms from 10 to 30 years and a number of adjustable-rate mortgage ("ARM") loans with terms of up to 30 years and interest rates which adjust every one or three years from the outset of the loan. The interest rates for the ARM loans are generally indexed to the applicable Constant Maturity Treasury ("CMT") Index, or other comparable indices. Our ARM loans generally provide for periodic (not more than 2%) and overall (not more than 6%) caps on the increase or decrease in the interest rate at any adjustment date and over the life of the loan.

The origination of adjustable-rate residential mortgage loans and short-term fixed-rate mortgage loans, as opposed to 30-year, fixed-rate residential mortgage loans, generally helps reduce our exposure to increases in interest rates. However, adjustable-rate loans generally pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. Periodic and lifetime caps on interest rate increases help to reduce the risks associated with adjustable-rate loans but also limit the interest rate sensitivity of such loans. The continued period of low market interest rates has been the impetus for the Bank's customers to continue to finance home purchases with fixed-rate loans or to refinance ARM loans into fixed-rate loans.

Generally, we originate one-to-four family residential mortgage loans in amounts of up to 95% of the appraised value or selling price of the property securing the loan, whichever is lower. Certain loans in our "First-Time Home Buyer" program allow for a 97% loan-to-value ("LTV") ratio. Private mortgage insurance ("PMI") is required for loans with a LTV ratio of greater than 80%. Mortgage loans we originate generally include due-on-sale clauses, which provide us with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without our consent. Due-on-sale clauses are an important means of adjusting the yields on our fixed-rate mortgage loan portfolio and we have generally exercised our rights under these clauses. We require fire, casualty, title, and, in certain cases, flood insurance on all properties securing real estate loans we make.

In an effort to provide financing for moderate income and first-time homebuyers, we offer Federal Housing Authority ("FHA") and Veterans Administration ("VA") loans and we have our own First-Time Home Buyer loan program. These programs offer residential mortgage loans to qualified individuals. These loans are offered with adjustable and fixed rates of interest and terms of up to 30 years. Such loans may be secured by a one-to-four family residential property, in the case of FHA and VA loans, and must be secured by a single-family, owner-occupied unit in the case of First-Time Home Buyer loans. These loans are originated using modified underwriting guidelines, in the case of FHA and VA loans, and the same underwriting guidelines as our other one-to-four family mortgage loans in the case of First-Time Home Buyer loans. Such loans may be originated in amounts of up to 97% of the lower of the property's appraised value or the sale price. Private mortgage insurance is required on all such loans with loan to values in excess of 80%.

We generally underwrite our residential real estate loans to comply with secondary market standards established by the Federal National Mortgage Association. Although loans are underwritten to standards that make them readily salable, we have not chosen to sell these loans, rather to maintain them in portfolio, consistent with our income and interest rate risk management targets.

Residential real estate loans totaled $120.3 million and comprised 29.1% of the total gross loan portfolio at December 31, 2005. At December 31, 2004, the residential real estate loan portfolio totaled $97.5 million, or 26.6% of total gross loans.

Commercial Loans

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

Commercial loans totaled $38.1 million and comprised 9.2% of the total gross loan portfolio at December 31, 2005. At December 31, 2004, the commercial loan portfolio totaled $26.6 million, or 7.3% of total gross loans.

Construction Lending

We originate fixed-rate construction loans for the development of one-to-four family residential properties, primarily located in our primary market area. Although we do not generally make loans secured by raw land, our policies permit the origination of such loans. Construction loans are generally offered to experienced local developers operating in our primary market area and to individuals for the construction of their primary residence. Construction loans are generally offered with terms of up to 24 months and may be made in amounts of up to 70% of the appraised value of the property, as improved. In the case of construction loans to individuals for the construction of their primary residence, loans up to 90% of the appraisal value may be made. Loans made to individuals are generally written on a construction-to-permanent basis. Land loans of up to 80% of the appraised value may be made. Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspections by an independent construction specialist warrant. Generally, if the borrower is a company, partnership or other business entity, personal guarantees by the principals are required for all construction loans.

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

Construction and land development loans totaled $21.5 million and comprised 5.2% of the total gross loan portfolio at December 31, 2005. At December 31, 2004, the construction and land development loan portfolio totaled $24.2 million, or 6.6% of total gross loans.

Home Equity Lines of Credit

Substantially all of our home equity lines of credit are secured by second mortgages on owner-occupied, one-to-four family residences located in our primary market area. Our home equity lines of credit generally have interest rates, indexed to the Wall Street Journal Prime Rate, that adjust on a monthly basis. Home equity lines of credit generally have an 18% lifetime limit on interest rates. Generally, the maximum combined loan-to-value ratio on home equity lines of credit is 80%. The underwriting standards we employ for home equity lines of credit include a determination of the applicant's credit history and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment and, additionally, from any verifiable secondary income. Creditworthiness of the applicant is a primary consideration.

Home equity lines of credit totaled $17.9 million and comprised 4.3% of the total gross loan portfolio at December 31, 2005. At December 31, 2004, the home equity line of credit portfolio totaled $23.1 million, or 6.3% of total gross loans.

Consumer Lending

Loans secured by rapidly depreciable assets such as recreational vehicles and automobiles entail greater risks than one-to-four family, residential mortgage loans. In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, consumer loan collections on these loans are dependent on the borrower's continuing financial stability and, therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default. Accordingly, we originate consumer loans typically based on the borrower's ability to repay the loan through continued financial stability. We endeavor to minimize risk by reviewing the borrower's repayment history on past debts, and assessing the borrower's ability to meet existing obligations on the proposed loans. Because of the proliferation of manufacturers' discount financing and automobile leasing, origination of automobile loans has diminished significantly in the last five years, accounting for the continued decrease in consumer loans as a percentage of our loan portfolio.

Consumer loans totaled $2.6 million and comprised 0.6% of the total gross loan portfolio at December 31, 2005. At December 31, 2004, the consumer loan portfolio totaled $2.5 million, or 0.7% of total gross loans.

Loan Approval Procedures and Authority

The Bank's Board of Directors establishes the Bank's lending policies and loan approval limits. The Bank's Board of Directors has established a Loan Committee that considers and approves all loans within its designated authority as established by the Board. In addition, the Bank's Board of Directors has authorized certain officers to consider and approve all loans within their designated authority as established by the Board. The President and Chief Executive Officer and Senior Vice President have authority to approve loans to $250,000, and the Loan Committee has authority to approve loans to $500,000. For loans above $500,000, Executive Committee or full Board approval is necessary.

INVESTING ACTIVITIES

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

We utilize both a "held-to-maturity" category and an "available-for-sale" category, as defined in Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", to manage the investment portfolio. Our investment policy requires Board approval before a trading account can be established. The held-to-maturity category was originally established for holding high-yielding municipal securities. Beginning in the third quarter of 2004, certain mortgage-backed securities designated as collateral for FHLB advances were also designated as held-to-maturity. Management has the ability and intent to hold these securities to their contractual maturity. Held-to-maturity securities totaled $29.3 million at December 31, 2005, while available-for-sale securities totaled $94.3 million as compared to $37.8 million and $83.9 million, respectively, at December 31, 2004.

We primarily utilize obligations of U.S. Government-sponsored enterprises and mortgage-backed securities as investment vehicles. High-quality corporate bonds and municipal securities are purchased when an exceptional opportunity to enhance investment yields arises. Purchases of these investments are limited to securities that carry a rating of "Baa1" (Moody's) or "BBB+" (Standard and Poor's), in order to control credit risk within the investment portfolio. Among other investment criteria, it is management's goal to maintain a total portfolio duration of less than 5 years. At December 31, 2005, the portfolio duration was estimated at 2.80 years, which is within the established portfolio duration limit.

Excess cash is sold on an overnight basis into federal funds or overnight deposits at the FHLB. At December 31, 2005 federal funds sold totaled $2.2 million or 0.4% of total assets, as compared to $18.8 million, or 3.4% of total assets at December 31, 2004.

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

Deposits are obtained from individuals and from small and medium-sized businesses in the local market area. Our customer base is diverse, and accordingly different product suites are offered to different groups of customers. The suites range from accounts that serve the basic service needs of any customer, such as free checking and statement savings accounts, to our "Coastal" product suite, which addresses the particular needs of high-balance customers. Additionally, small and medium-sized businesses have suites of products that address their particular needs. We also attract deposits from municipalities and other government agencies. We do not solicit or accept brokered deposits. We offer a full line of deposit products including checking and NOW accounts, savings accounts, money market accounts, and certificates of deposit. We offer debit cards for our checking and savings accounts.

Customers have access to deposit funds at any of our ten office locations, all of which are equipped with Automated Teller Machines. Additionally, the Bank is a member of the NYCE Network, enabling customers to have access to their funds worldwide. We also provide balance inquiry and funds transfer telephonically. Our website, www.sladesferry.com, provides customers with the ability to manage their accounts and pay bills online. Business customers who utilize our cash management program have the ability to transfer funds and originate wire transfers or ACH transactions through the website as well.

As a general rule, management systematically reviews the deposit accounts it offers to determine if the products meet both the customers' needs and our asset/liability management goals. This review is the responsibility of the Pricing Committee, which meets weekly to determine products and pricing practices consistent with overall earnings and growth goals. The Pricing Committee establishes deposit interest rates based on a variety of factors, including local economy, market interest rates, competitors' interest rates, and the need to fund loan demand. We set rates to be competitive, but not necessarily the highest rates in our market area. As competition for deposits has intensified with the larger financial institutions in our market area, we introduced the use of off-maturity "special" certificate accounts. We actively market our other products to new depositors garnered through the use of promotions, in order to cross-sell additional products and services, and thereby establish a continued banking relationship.

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

BORROWING ACTIVITIES

In order to fund additional asset growth, we have the ability to borrow at the FHLB of Boston. The FHLB limits borrowings to 30% of assets, and limits FHLB stock purchases to 4.5% of total borrowings. These borrowings are collateralized by our residential loan portfolio, certain commercial real estate loans, and certain obligations and mortgage-backed securities of government-sponsored enterprises. Management views borrowing as not only a funding mechanism, but as a tool to manage the levels of interest rate risk inherent in the balance sheet. In addition, we maintain borrowing lines of credit with correspondent banks to meet short-term liquidity needs.

During this period we have utilized FHLB advances to enhance our interest rate risk position. In prior years, we had used amortizing advances to "match-fund" certain commercial loans. As management has taken a whole-balance sheet approach to interest rate risk management, the use of matched funding strategies has decreased, in favor of the use of bullet and community development advances, deployed in a laddered approach. Because the FHLB attaches significant prepayment penalties to long-term advances, management does not anticipate prepayment of the amortizing advances.

COMPETITION

The banking business in our market area is highly competitive. We actively compete for both loans and deposits with local branches of nationwide and regional banks, as well as local banks and credit unions. We also compete with consumer mortgage and finance companies, financing subsidiaries of durable goods manufacturers, and insurance companies. Many of the major commercial banks or other affiliates in our service areas offer services such as international banking and trust services that we do not currently offer directly.

In order to expand our market area, we opened our newest facility located in Assonet, Massachusetts in early 2005. This branch is a state-of-the-art, full-service banking office, designed to provide superior customer convenience and service. We believe that the addition of this branch will add to the diversity in our loan portfolio and add a new pool of potential depositors.

EMPLOYEES

At December 31, 2005, we had 116 full-time and 33 part-time employees. We believe that employee relations are good, and there are no known disputes between management and employees.

All employees are eligible to participate in our Retirement Savings 401(k) Plan and Profit Sharing Plan. Additionally, certain officers may participate in the Slade's Ferry Bancorp. Stock Option Plan, and certain executive officers may participate in a supplemental executive retirement program.

Our performance-based incentive programs for officers and employees have supported, and will continue to support our growth, by giving employees a stake in our overall performance and for balancing profit, growth and productivity.

HOLDING COMPANY REGULATION

FEDERAL REGULATION

Capital Requirements

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

Activities

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

MASSACHUSETTS REGULATION

The Company as a Massachusetts-chartered corporation is governed by the Massachusetts Business Company Law and the Company's Articles of Organization and Bylaws. Under the Massachusetts banking laws, a company owning or controlling two or more banking institutions, including a savings bank, is regulated as a bank holding company. The Company or the Bank would become a Massachusetts bank holding company if the Company acquired a second banking institution and operated it separately from the Bank or the Bank acquired a banking institution.

ACQUISITION OF THE COMPANY OR THE BANK

Federal Restrictions

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

BANK REGULATION

MASSACHUSETTS BANKING REGULATION

General

The Bank is subject to Massachusetts statute and the rules and regulations of the Division establishing the powers of the Bank, investment limitations and minimum standards relative to the security and protection of the Bank for the benefit of Bank employees and the general public.

Loans-to-One-Borrower Limitations

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

Dividends

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

Examination and Enforcement

The Division is required to periodically examine commercial bank and trust companies at least once every calendar year or at least once each 18-month period if the commercial bank and trust company qualifies as well capitalized under the prompt corrective action provisions of the Federal Deposit Insurance Act. See "- Federal Banking Regulation - Prompt Corrective Action."

Community Reinvestment Act

The Bank is subject to provisions of the Massachusetts Community Reinvestment Act, which are similar to those imposed by the federal Community Reinvestment Act with the exception of the assigned exam ratings. Massachusetts banking law provides for an additional exam rating of "high satisfactory" in addition to the federal Community Reinvestment Act ratings of "outstanding," "satisfactory," "needs to improve" and "substantial noncompliance." The Division is required to consider a bank's Massachusetts Community Reinvestment Act rating when reviewing the Bank's application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of any such application. The Massachusetts Community Reinvestment Act requires the Division to assess a bank's compliance and to make such assessment available to the public. The Bank's latest Massachusetts Community Reinvestment Act rating, from an exam dated July 18, 2005, was a rating of "Satisfactory."

FEDERAL BANKING REGULATION

Capital Requirements

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

Institutions with significant interest rate risk may be required to hold additional capital. The agencies also issued a joint policy statement providing guidance on interest rate risk management, including a discussion of the critical factors affecting the agencies' evaluation of interest rate risk in connection with capital adequacy. The Bank was considered "well-capitalized" under FDIC guidelines at December 31, 2005.

Activity Restrictions on State-Chartered Banks

Section 24 of the Federal Deposit Insurance Act ("FDIA"), as amended, which was added by the Federal Deposit Insurance Company Improvement Act of 1991 ("FDICIA"), generally limits the activities and investments of state-chartered FDIC insured banks and their subsidiaries to those permissible for national banks and their subsidiaries, unless such activities and investments are specifically exempted by Section 24 or consented to by the FDIC.

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

Enforcement

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

Deposit Insurance

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

Transactions with Affiliates of the Bank

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

Community Reinvestment Act

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

The CRA requires the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system and requires public disclosure of an institution's CRA rating. The Bank received a "Satisfactory" rating on its last CRA exam on July 18, 2005.

Safety and Soundness Standards

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

Prompt Corrective Action

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

FEDERAL HOME LOAN BANK SYSTEM

The Bank is a member of the Federal Home Loan Bank system, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank of Boston (the "FHLB"), is required to acquire and hold shares of capital stock in the FHLB in an amount equal to at least 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2005 of $6.3 million. The Federal Home Loan Banks are required to provide funds for certain purposes including contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.

THE U.S.A. PATRIOT ACT

The Bank is subject to the USA PATRIOT Act, which gives the federal government new powers to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and amendments to the Bank Secrecy Act. Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among financial institutions, bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents, and parties registered under the Commodity Exchange Act.

Among other requirements, Title III of the USA PATRIOT Act imposes the following obligations on financial institutions:

      * Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

      * Pursuant to Section 326, rules establishing minimum standards for customer due diligence, identification and verification became effective on October 1, 2003.

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

THE SARBANES-OXLEY ACT

The Sarbanes-Oxley Act of 2002 implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and protect investors from corporate wrongdoing. The Sarbanes-Oxley Act's principal legislation and derivative regulation and rulemaking promulgated by the SEC includes:

      *     the creation of an independent accounting oversight board;

      * auditor independence provisions which restrict non-audit services that accountants may provide to their audit clients;

      * additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;

      * a requirement that companies establish and maintain a system of internal control over financial reporting and that management provide an annual report regarding its assessment of the effectiveness of such internal control over financial reporting to its independent accountants and that such accountants provide an attestation report with respect to management's assessment of the effectiveness of the company's internal control over financial reporting.

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

RECENT REGULATORY EXAMINATIONS

      As the result of a 2004 joint examination, on March 14, 2005, the Bank entered into an informal agreement with the FDIC and Massachusetts Commissioner of Banks under which the Bank agreed to certain recommendations designed to strengthen its policies and procedures for compliance with certain provisions of the Bank Secrecy Act.

      The FDIC, with concurrence from the Massachusetts Commissioner of Banks, terminated the aforementioned agreement in January 2006.

                                   ITEM 1A

RISK FACTORS

Our loan portfolio includes loans with a higher risk of loss. We originate multi-family and commercial real estate loans, commercial business loans, consumer loans, and residential mortgage loans primarily within our market area. Commercial mortgage, commercial business, and consumer loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate. In addition, commercial real estate and commercial business loans may also involve relatively large loan balances to individual borrowers or groups of borrowers. These loans also have greater credit risk than residential real estate for the following reasons:

      * Commercial Real Estate Loans. Repayment is dependent upon income being generated in amounts sufficient to cover operating expenses and debt service. Commercial mortgage loans represented 51.6% of total gross loans as of December 31, 2005.

      * Commercial Loans. Repayment is generally dependent upon the successful operation of the borrower's business. Commercial loans represented 9.2% of total gross loans as of December 31, 2005.

      * Construction Loans. Construction financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction compared to the estimated cost (including interest) of construction and other assumptions, including the estimated time to sell residential properties. Construction loans represented 5.2% of total gross loans as of December 31, 2005.

      * Consumer Loans. Consumer loans (such as personal lines of credit) may or may not be collateralized with assets that provide an adequate source of payment of the loan due to depreciation, damage, or loss. Consumer loans represented 0.6% of total gross loans as of December 31, 2005.

Any downturn in the real estate market or local economy could adversely affect the value of the properties securing the loans or revenues from the borrower's business thereby increasing the risk of non-performing loans.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease. Our loan customers may not repay their loans according to their terms and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. We therefore may experience significant loan losses, which could have a material adverse effect on our operating results.

Material additions to our allowance for loan losses also would materially decrease our net income, and the charge-off of loans may cause us to increase the allowance. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We rely on our loan quality reviews, our historical loss experience and our evaluation of economic conditions, among other factors, in determining the amount of the allowance for loan losses. If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. As of December 31, 2005, the allowance for loan loss as a percent of year-end loans was 1.05%.

Changes in interest rates could adversely affect our results of operations and financial condition. Our profitability, like that of most financial institutions, depends substantially on our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense paid on our interest-bearing liabilities. Increases in interest rates may decrease loan demand and make it more difficult for borrowers to repay adjustable rate loans. In addition, as market interest rates rise, we will have competitive pressures to increase the rates we pay on deposits, which will result in a decrease of our net interest income.

We also are subject to reinvestment risk associated with changes in interest rates. Changes in interest rates may affect the average life of loans and mortgage-related securities. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities as borrowers refinance to reduce borrowing costs. Under these circumstances, we are subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities.

Our earnings may be adversely impacted by an increase in interest rates because a significant portion of our interest-earning assets are long-term, fixed rate mortgage-related assets that will not reprice as long-term interest rates increase while a majority of our interest-bearing liabilities are expected to reprice as interest rates increase. Therefore, in an increasing interest rate environment, our cost of funds is expected to increase more rapidly than the yields earned on our loan portfolio and securities portfolio. An increasing rate environment is expected to cause a narrowing of our net interest rate spread and a decrease in our net interest income. The rising interest rate environment has compressed our net interest margin from 3.44% for the year ended December 31, 2004 to 3.39% for the year ended December 31, 2005.

Our local economy may affect our future growth possibilities. Our current market area is principally located in southeastern Massachusetts and contiguous areas of Rhode Island. Our future growth opportunities depend on the growth and stability of our regional economy and our ability to expand our market area. A downturn in our local economy may limit funds available for deposit and may negatively affect our borrowers' ability to repay their loans on a timely basis, both of which could have an impact on our profitability.

Competition in our primary market area may reduce our ability to attract and retain deposits and originate loans. We operate in a competitive market for both attracting deposits, which is our primary source of funds, and originating loans. Historically, our most direct competition for savings deposits has come from credit unions, community banks, large commercial banks and thrift institutions in our primary market area. Particularly in times of extremely low or extremely high interest rates, we have faced additional significant competition for investors' funds from brokerage firms and other firms' short-term money market securities and corporate and government securities. Our competition for loans comes principally from mortgage brokers, commercial banks, other thrift institutions, and insurance companies. Competition for loan originations and deposits may limit our future growth and earnings prospects.

We operate in a highly regulated environment, and changes in laws and regulations to which we are subject may adversely affect our results of operations. We are subject to extensive regulation, supervision and examination by the state of Massachusetts, as the Bank's chartering authority, and by the Federal Deposit Insurance Corporation (the "FDIC") as the insurer of our deposits up to certain limits. We also belong to the Federal Home Loan Bank System and, as a member of such system, we are subject to certain limited regulations promulgated by the Federal Home Loan Bank of Boston. This regulation and supervision limits the activities in which we may engage. The purpose of regulation and supervision is primarily to protect our depositors and borrowers and, in the case of FDIC regulation, the FDIC's insurance fund. Regulatory authorities have extensive discretion in the exercise of their supervisory and enforcement powers. They may, among other things, impose restrictions on the operation of a banking institution, the classification of assets by such institution and such institution's allowance for loan losses. Regulatory and law enforcement authorities also have wide discretion and extensive enforcement powers under various consumer protection and civil rights laws, including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act, and the Real Estate Settlement Procedures Act. Any change in the laws or regulations applicable to us, or in banking regulators' supervisory policies or examination procedures, whether by the Massachusetts Commissioner of Banks, the FDIC, other state or federal regulators, the United States Congress or the Massachusetts legislature could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We depend on our executive officers and key personnel to continue the implementation of our long-term business strategy and could be harmed by the loss of their services. We believe that our continued growth and future success will depend in large part upon the skills of our management team. The competition for qualified personnel in the financial services industry is intense, and the loss of our key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect our business. We cannot assure you that we will be able to retain our existing key personnel or attract additional qualified personnel. Although we have employment agreements with our president and chief executive officer, our executive vice president and chief financial officer/chief operations officer, and our senior vice president that contain non-compete provisions, the loss of the services of one or more of our executive officers and key personnel could impair our ability to continue to develop our business strategy.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud, and, as a result, investors and depositors could lose confidence in our financial reporting, which could adversely affect our business, the trading price of our stock and our ability to attract additional deposits. In the future, we will be required to include in our annual reports filed with the Securities and

Exchange Commission (the "SEC") a report of our management regarding internal control over financial reporting beginning with our annual report for the fiscal year ended December 31, 2007. We expect this requirement to be in effect beginning with our annual report for the fiscal year ended December 31, 2007. However, if we become an "accelerated filer," as defined by SEC regulations, we will have to comply with this requirement beginning with our annual report for the fiscal year ended December 31, 2006. In anticipation of this new obligation, we have begun to document and evaluate our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and SEC rules and regulations, which require an annual management report on our internal control over financial reporting, including, among other matters, management's assessment of the effectiveness of internal control over financial reporting and an attestation report by our independent auditors addressing these assessments. Accordingly, management has retained outside consultants to assist us in (i) assessing and documenting the adequacy of our internal control over financial reporting, (ii) improving control processes, where appropriate, and (iii) verifying through testing that controls are functioning as documented. If we fail to identify and correct any significant deficiencies in the design or operating effectiveness of our internal control over financial reporting or fail to prevent fraud, current and potential stockholders and depositors could lose confidence in our financial reporting, which could adversely affect our business, financial condition and results of operations, the trading price of our stock and our ability to attract additional deposits.

                                   ITEM 1B

UNRESOLVED STAFF COMMENTS

There were no unresolved staff comments as of December 31, 2005.

                                   ITEM 2

PROPERTIES

Our main office is located at 100 Slade's Ferry Avenue, Somerset, Massachusetts at the junctions of U.S. Routes 6, 138, and 103. We operate our business from ten office locations in Assonet, Fairhaven, Fall River, New Bedford, Seekonk, Somerset and Swansea, Massachusetts. As of December 31, 2005, the following properties were owned through the Bank's wholly-owned subsidiary, Slade's Ferry Realty Trust:


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



Assonet             58B South Main Street       Assonet, MA         2,000
(expires February 2010 with two options to extend term of lease for five year periods)

The facility listed below is owned by the Bank, however, the land is leased with the indicated lease expiration date.


Brayton Avenue
Drive-Up Complex          16 Stevens Street           Fall River, MA        549
(expires October 2015)

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

We own an ATM dispenser, located at 58A South Main Street, Assonet, Massachusetts. We sublease the space on which the ATM dispenser is located. The original term of lease expires October 2009.

                                   ITEM 3

LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings that would have a material impact on our consolidated financial condition and results of operations.

                                   ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2005, no matters were submitted to a vote of our stockholders.

                                   PART II

                                   ITEM 5

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed in the Nasdaq Capital Market under the symbol SFBC. The following table sets forth the range of high and low bid price for our common stock as reported for the Nasdaq Capital Market by quarter for the two-year period ended:


                                     December 31,
                  --------------------------------------------------
                            2005                       2004
                  -----------------------    -----------------------
                  High Price    Low Price    High Price    Low Price
                  ----------    ---------    ----------    ---------

First Quarter       $20.80        $18.01       $24.00        $21.75
Second Quarter      $19.00        $18.01       $22.00        $17.35
Third Quarter       $20.25        $17.75       $22.94        $18.65
Fourth Quarter      $21.68        $18.00       $20.90        $19.01

During 2005, there were no shares repurchased.

Holders

As of March 17, 2006, there were 1,275 holders of an aggregate of 4,156,712 shares of common stock issued and outstanding.

Dividends - History and Policy

Slade's Ferry Bancorp., since its inception in 1990 and prior thereto the Bank, has consistently paid dividends to shareholders since 1961. We paid four quarterly cash dividends of $.09 per share for a total of $.36 per share during each of 2004 and 2005.

The declaration of cash dividends is dependent on a number of factors, including regulatory limitations, and the Bank's operating results and financial condition. Our shareholders will be entitled to dividends only when, and if, declared by the Board of Directors out of funds legally available. Under the Massachusetts Business Company Law, a dividend may not be declared if the Company is insolvent or if the declaration of the dividend would render the Company insolvent.

Chapter 172 Section 28 of the Massachusetts Statutes on Banks and Banking provides that a bank's Board of Directors may, subject to the restriction contained in the section, declare and pay dividends on capital stock out of net profits from time to time and to such extent as they deem advisable. However, under this provision, no cash dividend shall be paid unless, following the payment of such dividend, the capital stock and retained earnings account will be unimpaired.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information pertaining to our equity compensation plans in effect as of December 31, 2005.

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

Equity compensation plans            254,945                   $17.35                     152,394
 approved by security
 holders

Equity compensation plans                  -                        -                           -
 not approved by security
 holders
-----------------------------------------------------------------------------------------------------------
Total                                254,945                   $17.35                     152,394
===========================================================================================================

                                   ITEM 6

SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected financial data for the last five years from the consolidated financial statements of Slade's Ferry Bancorp. The following information is only a summary and should be read in conjunction with our consolidated financial statements and notes.


                                                                    At or for the Years Ended December 31,
                                                      -----------------------------------------------------------------
                                                         2005          2004          2003          2002          2001
-----------------------------------------------------------------------------------------------------------------------
                                                                (Dollars in thousands, except per share data)

EARNINGS DATA
  Interest and dividend income                        $  28,919     $  24,106     $  20,617     $  22,037     $  27,324
  Interest expense                                       10,995         7,946         6,073         7,928        12,327
  Net interest income                                    17,924        16,160        14,544        14,109        14,997
  Provision (credit) for loan losses                        167           376          (602)         (310)          750
  Noninterest income                                      2,320         2,505         2,214         2,533         1,770
  Noninterest expense                                    13,896        12,785        12,669        12,877        11,501
  Income before income taxes                              6,181         5,504         4,691         4,075         4,516
  Provision for income taxes                              2,161         1,887         2,007         1,124         1,360
  Net income                                              4,020         3,617         2,684         2,951         3,156

  Return on average assets                                 0.70%         0.70%         0.64%         0.74%         0.80%
  Return on average equity                                 8.36%         8.28%         6.47%         7.52%         9.03%
  Net interest margin                                      3.39%         3.44%         3.91%         3.89%         4.18%
  Net interest spread                                      2.96%         3.07%         3.48%         3.31%         3.34%

  Basic earnings per share                            $    0.98     $    0.89     $    0.68     $    0.75     $    0.82
  Diluted earnings per share                          $    0.97     $    0.88     $    0.67     $    0.75     $    0.82
  Cash dividends declared per share                   $    0.36     $    0.36     $    0.36     $    0.36     $    0.44
  Dividend payout ratio                                   36.84%        40.31%        53.32%        47.50%        52.63%

BALANCE SHEET DATA
  Assets                                              $ 585,914     $ 549,398     $ 439,234     $ 398,347     $ 394,719
  Loans, net of deferred loan fees                      413,943       366,366       335,651       264,670       253,503
  Allowance for loan losses                               4,333         4,101         4,154         4,854         5,485
  Loans, net                                            409,610       362,265       331,497       259,816       248,018
  Goodwill                                                2,173         2,173         2,173         2,173         2,173
  Securities and FHLB Stock                             129,908       126,305        61,487        80,618        96,401
  Deposits                                              415,846       399,905       333,145       335,633       337,043
  Borrowings                                            118,175       100,596        60,475        19,185        17,448
  Stockholders' equity                                   48,855        46,601        42,537        40,623        37,881

  Average equity as a percentage of average assets         8.40%         8.49%         9.97%         9.80%         8.86%
  Shares outstanding at end of period                 4,132,200     4,068,423     3,995,857     3,937,763     3,869,924
  Book value per share at end of period               $   11.82     $   11.45     $   10.65     $   10.32     $    9.79

                                   ITEM 7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of Management's Discussion and Analysis is to focus on certain significant factors which have affected our operating results and financial condition, and to provide shareholders a more comprehensive review of the financial data contained in this report. The following discussion should be read in conjunction with our audited financial statements and notes thereto, included as pages F-1 through F-42 of this report.

2005 ITEMS OF SIGNIFICANCE

      * In 2005, we recorded net income of $4.0 million or $0.97 per share on a diluted basis compared to $3.6 million or $0.88 per share on a diluted basis in 2004. This represents an increase of $403,000 or 11.1% in net income and $0.09 or 10.2% per share on a diluted basis between 2005 and 2004. This increase is due to an increase in net interest income of $1.8 million arising from our growth. Our return on average equity for the year ended December 31, 2005 was 8.36%, as compared to 8.28% for the year ended December 31, 2004.

      * 2005 experienced a rising rate environment with prime interest rate increasing 200 basis points, combined with intense competition for deposits in our market area. As a result, our net interest margin has compressed from 3.44% for the year ended December 31, 2004 to 3.39% for the year ended December 31, 2005.

      * The book value of our common stock increased from $11.45 per share at December 31, 2004 to $11.82 at December 31, 2005.

      * Total assets increased by $36.5 million, or 6.6% from the fiscal year ended December 31, 2004.

      * Total gross loans increased by $47.5 million, or 12.9% from the fiscal year ended December 31, 2004.

      * Capital adequacy ratios continue to meet the criteria of "well capitalized" under regulatory guidelines.

      * As we remain committed to customer service, our technology improvement plan calls for the continued upgrading of the systems utilized on the teller platform and in customer service areas to allow employees to serve customers more efficiently.

      * In April 2005, we opened our newest facility, located in Assonet, Massachusetts. This branch is a state-of-the-art full-service banking office, designed to provide superior customer convenience and service.

FINANCIAL CONDITION

Total assets increased by $36.5 million, or 6.6%, from $549.4 million at December 31, 2004 to $585.9 million at December 31, 2005. The increase in total assets during 2005 is the result of planned growth across the balance sheet. Total net loans increased from $362.3 million at December 31, 2004 to $409.6 million, an increase of $47.3 million or 13.1%, while the investment portfolio increased from $126.3 million at December 31, 2004 to $129.9 million at December 31, 2005, an increase of 2.9%. The combination of growth in deposits and FHLB advances funded the increase in loans and investments. Total deposits increased from $399.9 million at December 31, 2004 to $415.8 million at December 31, 2005, an increase of $15.9 million or 4.0%. Total FHLB advances increased by $17.6 million or 19.5%, to $107.9 million at December 31, 2005 from $90.3 million at December 31, 2004.

INVESTMENT PORTFOLIO

The main objectives of our investment portfolio are to achieve a competitive rate of return over a reasonable time period and to provide liquidity.

Our total investment portfolio increased from $126.3 million at December 31, 2004 to $129.9 million at December 31, 2005, an increase of 2.9%. The increase is the result of the investment of excess funds from both deposits and borrowings into obligations of government-sponsored entities and mortgage-backed securities, which were raised in accordance with our strategic plans. Certain mortgage-backed securities totaling $28.0 million were purchased during 2005 as a direct replacement of loans, as loan pay-offs exceeded management's expectations.

The current investment strategy has concentrated on the purchase of state and municipal obligations generally maturing or callable within five to seven years. The investment policy also permits investments in mortgage-backed securities, usually having a longer weighted average life. The investment policy, however, limits the duration of the aggregate investment portfolio to 5 years. At December 31, 2005, the portfolio duration was 2.8 years. We do not purchase investments with imbedded derivative characteristics, or free-standing derivative instruments such as swaps, options, or futures.

Securities Held to Maturity

The held-to-maturity portfolio consists of mortgage-backed securities and securities issued by states and municipalities. Held-to-maturity securities decreased from $37.8 million at December 31, 2004 to $29.3 million at December 31, 2005. The decrease is the result of the maturity, calls and paydowns of certain state and municipal obligations and mortgage-backed securities. Those funds were used to increase the available for sale portfolio to provide liquidity for future loan growth. Management has designated these mortgage-backed securities to secure advances from the FHLB. We have the positive intent and ability to hold these securities to maturity.

The following table shows the amortized cost basis and fair value of the major categories of investment securities held to maturity for the years indicated:


                                                                          December 31,
                                        --------------------------------------------------------------------------------
                                                  2005                        2004                        2003
                                        Amortized                   Amortized                   Amortized
                                        Cost Basis    Fair Value    Cost Basis    Fair Value    Cost Basis    Fair Value
                                        --------------------------------------------------------------------------------
                                                                         (In thousands)

State and municipal obligations           $ 6,766       $ 6,892       $ 8,588       $ 8,928       $11,299       $11,851

Mortgage-backed securities                 22,540        21,966        29,185        29,184             1             1
                                         ----------------------       ---------------------       ---------------------

    Total securities held to maturity    $29,306        $28,858       $37,773       $38,112       $11,300       $11,852
                                         ======================       =====================       =====================

The following table shows the amortized cost basis of securities held to maturity with the weighted average interest yield for each maturity range.


                                                 December 31, 2005
                                 -------------------------------------------------
                                 State and Municipal    Mortgage-Backed
                                   Obligations (2)       Securities (1)     Total
                                 -------------------------------------------------
                                               (Dollars in thousands)

Maturity
--------
Within 1 year                          $1,761               $     -        $ 1,761
  Yield                                  6.04%                 0.00%         6.04%

After 1 year through 5 years            2,793                     -         2,793
  Yield                                  5.86%                 0.00%        5.86%

After 5 year through 10 years           1,014                     -        1,014
  Yield                                  6.48%                 0.00%        6.48%

Over 10 years                           1,198                22,540       23,738
  Yield                                  6.90%                 5.42%        5.49%
                                       -----------------------------------------
    Amount                             $6,766               $22,540      $29,306
                                       =========================================
    Yield                                6.18%                 5.42%        5.60%
                                       =========================================

--------------------
<F1>  Mortgage-backed securities stated using contractual maturity.
<F2>  On fully taxable equivalent basis based on tax rate of 35.0%.

Securities Available for Sale

Securities not designated as held-to-maturity are designated as available for sale. Although we do not anticipate the sale of these securities, the designation as available for sale allows us the flexibility to alter our investment strategies and sell these securities when conditions warrant. Additionally, marketable equity securities that have no maturity date must be designated as available-for-sale. These securities are carried at fair value. The available-for-sale securities portfolio includes obligations and mortgage-backed securities of government-sponsored enterprises, corporate debt and equity securities.

The following table shows the amortized cost basis and fair value of the major categories of securities available for sale at the dates indicated:


                                                                        December 31,
                                      --------------------------------------------------------------------------------
                                                2005                        2004                        2003
                                      --------------------------------------------------------------------------------
                                      Amortized                   Amortized                   Amortized
                                      Cost Basis    Fair Value    Cost Basis    Fair Value    Cost Basis    Fair Value
                                      --------------------------------------------------------------------------------
                                                                       (In thousands)

Debt Securities:
  Government-sponsored enterprises      $50,443       $49,581       $41,419       $41,206       $27,932       $27,654
  Corporate                               9,564         9,014         9,364         9,485         1,658         1,728
  Mortgage-backed securities             31,574        31,232        27,805        28,207        14,034        14,480

Marketable equity securities              3,426         3,271         3,859         3,751         3,511         3,364
Mutual funds                              1,205         1,200         1,216         1,233             -             -
                                        -------       -------       -------       -------       -------       -------
                                        $96,212       $94,298       $83,663       $83,882       $47,135       $47,226
                                        =======       =======       =======       =======       =======       =======

The following table shows the amortized cost basis of debt securities available for sale with the weighted average interest yield for each maturity range.


                                                    December 31, 2005
                                 ------------------------------------------------------
                                 Government-
                                  Sponsored     Mortgage-Backed
                                 Enterprises     Securities (1)    Corporate     Total
                                 ------------------------------------------------------
                                                 (Dollars in thousands)

Within 1 year                      $ 8,987          $     -         $  250      $ 9,237
  Yield                               2.84%            0.00%          5.62%        2.92%

After 1 year through 5 years        41,456              921          9,314       51,691
  Yield                               3.77%            4.54%          5.06%        4.02%

After 5 year through 10 years            -            5,717              -        5,717
 Yield                                0.00%            4.63%          0.00%        4.63%

Over 10 years                            -           24,936              -       24,936
  Yield                               0.00%            4.43%          0.00%        4.43%
                                   -------          -------         ------      -------
  Amount                           $50,443          $31,556         $9,564      $91,563
                                   =======          =======         ======      =======
  Yield                               3.60%            4.89%          5.05%        4.20%
                                   =======          =======         ======      =======

<F1>  Mortgage-backed securities stated using contractual maturity.

LOANS

Our total loan portfolio increased from $362.3 million at December 31, 2004 to $409.6 million at December 31, 2005, an increase of $47.3 million or 13.1%. The increase is the result of continued loan growth initiatives, designed to invest the deposits and borrowings that were raised in accordance with our strategic plans.

Although commercial real estate loans and commercial business loans have traditionally been our leading loan products, management has made considerable effort to diversify the loan portfolio over the past three years, adding significant levels of residential real estate loan products to the balance sheet. Management believes these loans will enhance our overall credit risk profile. At December 31, 2005, our one-to-four family mortgage loans totaled $120.3 million or 29.1% of total gross loans, compared with $97.5 million, or 26.6% of total gross loans outstanding at December 31, 2004, while home equity lines of credit totaled $17.9 million, or 4.3% of our total gross loans, compared to $23.1 million or 6.3% of total gross loans at December 31, 2004. Originations of residential real estate loans for the year ended December 31, 2005 totaled $27.0 million as compared to $20.6 million for the year ended December 31, 2004. Gross home equity lines of credit totaled $17.9 million and unadvanced funds committed under home equity lines of credit totaled $17.7 million at December 31, 2005.

The commercial real estate loan portfolio was $213.8 million or 51.6% of total loans at December 31, 2005. At December 31, 2004, commercial real estate loans totaled $192.8 million or 52.6% of total gross loans. Commercial real estate loan originations totaled $62.6 million for the year ended December 31, 2005. At December 31, 2005, we had $21.5 million of advanced construction loans that amounted to 5.2% of our total gross loans, compared to $24.2 million or 6.6% of total gross loans at December 31, 2004. Construction loan originations totaled $38.1 million for the year ended December 31, 2005. Unfunded portions of construction loans totaled $14.9 million at December 31, 2005. Other commercial loans totaled $38.1 million or 9.2% of the total gross loan portfolio at December 31, 2005, compared to $26.6 million or 7.3% at December 31, 2004.

Consumer loans at December 31, 2005 amounted to $2.6 million, or 0.6% of total gross loans, as compared to $2.5 million or 0.7% of total gross loans at December 31, 2004.

The following table summarizes loans by category at the end of each of the last five years.


                                                                  December 31,
                                          ------------------------------------------------------------
                                            2005         2004         2003         2002         2001
                                          ------------------------------------------------------------
                                                                 (In thousands)

Real estate mortgage loans:
  Commercial                              $213,815     $192,822     $181,401     $154,161     $148,415
  Residential                              120,345       97,496       88,019       50,495       39,032
  Construction and land development         21,490       24,240       10,346       14,078        7,600
  Home equity lines of credit               17,915       23,131       18,330        8,606        2,377
Commercial, financial and agricultural      38,111       26,606       33,980       30,455       45,238
Consumer loans                               2,623        2,510        4,018        7,217       11,222
                                          ------------------------------------------------------------

      Total loans                          414,299      366,805      336,094      265,012      253,884

Less: Allowance for loan losses             (4,333)      (4,101)      (4,154)      (4,854)      (5,485)
      Net deferred loan fees                  (356)        (439)        (443)        (342)        (381)
                                          ------------------------------------------------------------

    Loans, net                            $409,610     $362,265     $331,497     $259,816     $248,018
                                          ============================================================

We have no foreign loans nor do we have any reportable concentrations of loans.

Loan portfolio rate sensitivity

In our demographic market and relatively low interest rate environment, the origination of adjustable-rate loans at our Bank has been minimum. Additionally, our customer base tends to prefer fixed-rate mortgage loans to adjustable-rate loans. Accordingly, the portfolio of adjustable-rate loans has declined significantly during the past three years. Adjustable-rate mortgage loans totaled $5.8 million, or 4.9% of residential real estate loans at December 31, 2005. Substantially all of our equity lines of credit have interest rates that adjust monthly with the Wall Street Journal prime rate.

Additionally, the market for commercial and commercial real estate loans in our market area is intense. In response to the competition, we offer commercial real estate loans that adjust every five years, based on either the Wall Street Journal prime rate or the Treasury rate matching the adjustment period. Of the total commercial real estate loan portfolio, $192.7 million, or 90.1% have adjustable interest rates at December 31, 2005.

The following table shows the contractual maturity distributions of all loan categories at December 31, 2005:


                                          Within       One to
                                           Year      Five Years    After Five Years      Total
                                          ------     ----------    ----------------      -----
                                                             (In thousands)

Real estate mortgage loans:
  Commercial                              $ 2,224      $11,189         $200,402        $213,815

  Residential                                  13        2,258          118,074         120,345

  Construction and land development        17,820        3,670                -          21,490

  Home equity lines of credit                 269          570           17,076          17,915

Commercial, financial and agricultural     10,941       11,764           15,406          38,111

Consumer                                    1,539        1,014               70           2,623
                                          -------      -------         --------        --------
                                          $32,806      $30,465         $351,028        $414,299
                                          =======      =======         ========        ========

The following table shows the amounts, included in the preceding table, which are due after one year and which have fixed interest rates and adjustable interest rates:


                                                   Total Due After One Year
                                          -----------------------------------------
                                          Fixed Rate    Adjustable Rate      Total
                                          ----------    ---------------    --------
                                                        (In thousands)

Real estate mortgage loans:
  Commercial                               $ 18,888         $192,703       $211,591
  Residential                               114,479            5,853        120,332
  Construction and land development           6,671           14,677         21,348
  Home equity lines of credit                     -           17,646         17,646
Commercial, financial and agricultural       11,117           16,053         27,170
Consumer                                        685              399          1,084
                                           --------         --------       --------
                                           $151,840         $247,331       $399,171
                                           ========         ========       ========

Loan Delinquencies

It is our policy to manage our loan portfolio in order to recognize problem loans at an early stage and thereby minimize loan losses. Loans are considered delinquent when any payment of principal or interest is one month or more past due. We generally commence collection procedures when accounts are 15 days past due. Generally, when a loan becomes past due 90 days or more, management discontinues the accrual of interest and reverses previously accrued interest, unless the credit is well-secured and in process of collection. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. When a loan is determined to be uncollectible, it is charged off to the Allowance for Loan Losses or, if applicable, any real estate that is securing the loan is acquired through foreclosure, and recorded on our books as Other Real Estate Owned.

Management defines non-performing loans to include non-accrual loans, loans past due 90 days or more and still accruing, and restructured loans not performing in accordance with amended terms.

The following table presents information regarding non-performing loans in the portfolio:


                                                                                  December 31,
                                                                ------------------------------------------------
                                                                 2005      2004       2003      2002       2001
                                                                ------------------------------------------------
                                                                            (Dollars in thousands)

Non-accrual loans                                               $ 906     $ 506       $ 407     $ 635     $1,138

Loans 90 days or more past due and still accruing                   -         -           -         8        444
                                                                ------------------------------------------------
  Total non-performing loans                                    $ 906     $ 506       $ 407     $ 643     $1,582
                                                                ================================================

Restructured debt performing in accordance
 with amended terms, not included above                         $   -     $   -       $ 198     $ 166     $  186
                                                                ================================================

Percentage of non-accrual loans to total loans                   0.22%     0.14%       0.12%     0.24%      0.45%

Percentage of allowance for loan losses to non-accrual loans    478.3%    810.5%    1,020.6%    764.4%     481.9%

For the year ended December 31, 2005, interest income that would have been recorded if non-accrual loans at December 31, 2005 had been current in accordance with their original terms amounted to $54,000. The actual interest recorded on these loans amounted to $40,000 for the year ended December 31, 2005.

Allowance for Loan Losses

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses.

As the composition of the loan portfolio gradually changes and diversifies from higher credit risk weighted loans, such as commercial real estate and commercial, to residential and home equity loans, a lower overall reserve allowance rate will be required. During 2005, stronger underwriting guidelines and overall improvement in credit quality of existing loans resulted in a decrease in the degree of credit risk embedded in the loan portfolio. Consequently, the allowance for loan losses as a percentage of total loans outstanding declined from 1.12% at December 31, 2004 to 1.05% at December 31, 2005. After thorough review and analysis of the adequacy of the loan loss allowance during 2005, we recorded a provision for loan losses of $167,000, compared to $376,000 recorded for the year ended December 31, 2004. There were no loans charged off in 2005 compared with $525,000 for the year ended December 31, 2004. We realized recoveries of previously charged-off loans totaling $65,000 for the year ended December 31, 2005 compared with recoveries totaling $96,000 for the year ended December 31, 2004. Management believes that the Allowance for Loan Losses of $4.3 million as of December 31, 2005 is adequate to cover potential losses in the loan portfolio, based on current information available to management.

The table below illustrates the changes in the Allowance for Loan Losses for the periods indicated.


                                                                               December 31,
                                                            --------------------------------------------------
                                                             2005       2004       2003       2002       2001
                                                            --------------------------------------------------
                                                                          (Dollars in thousands)

Balance at beginning of year                                $4,101     $4,154     $4,854     $5,485     $4,776
Charge-offs:
  Real estate mortgage loans:
  Commercial                                                     -       (446)      (169)         -          -
  Residential                                                    -          -          -          -          -
  Home equity lines of credit                                    -          -          -        (20)         -
Commercial, financial and agricultural loans                     -        (62)       (10)      (337)       (73)
Consumer                                                         -        (17)       (32)       (26)       (28)
                                                            --------------------------------------------------
                                                                 -       (525)      (211)      (383)      (101)

Recoveries:
  Real estate mortgage loans:
  Commercial                                                    39          8         43         18         15
  Residential                                                    -          -          -          -          2
  Home equity lines of credit                                   16         17          1         20         12
Commercial, financial and agricultural loans                     -         60         55         17         15
Consumer                                                        10         11         14          7         16
                                                            --------------------------------------------------
                                                                65         96        113         62         60
      Net loan recoveries (charge-offs)                         65       (429)       (98)      (320)       (42)
Provision (credit) for loan losses                             167        376       (602)      (310)       750
                                                            --------------------------------------------------
      Balance at end of year                                $4,333     $4,101     $4,154     $4,854     $5,485
                                                            ==================================================

Allowance for loan losses as a percent of year-end loans      1.05%      1.12%      1.24%      1.83%      2.16%
                                                            --------------------------------------------------

Ratio of net charge-offs to average loans outstanding         0.00%     (0.12%)    (0.03%)    (0.13%)    (0.02%)
                                                            --------------------------------------------------

Thee table below shows an allocation of the allowance for loan losses at the dates indicated:


                   December 31, 2005      December 31, 2004      December 31, 2003      December 31, 2002      December 31, 2001
--------------------------------------------------------------------------------------------------------------------------------
                           Percent of             Percent of             Percent of             Percent of             Percent of
                            Loans in               Loans in               Loans in               Loans in               Loans in
                              Each                   Each                   Each                   Each                   Each
                           Category to            Category to            Category to            Category to            Category to
                  Amount   Total Loans   Amount   Total Loans   Amount   Total Loans   Amount   Total Loans   Amount   Total Loans
----------------------------------------------------------------------------------------------------------------------------------
                                                               (Dollars in Thousands)

Commercial (5)   $  905(1)     9.2%     $  743(1)     7.3%     $  943(1)    10.1%     $1,155(1)    11.6%     $1,629(1)    17.9%
Real estate
 construction       248        5.2%        236        6.6%         52        3.1%         70        5.3%         41        3.0%
Real estate
 mortgage         3,056(2)    85.0%      2,989(2)    85.4%      3,071(2)    85.6%      3,465(2)    80.5%      3,586(2)    74.8%
Consumer            124(3)     0.6%        133(3)     0.7%         88(3)     1.2%        164(3)     2.6%        229(3)     4.3%
                 -----------------      -----------------      -----------------      -----------------      -----------------

                 $4,333      100.0%     $4,101      100.0%     $4,154      100.0%     $4,854      100.0%     $5,485      100.0%
                 =================      =================      =================      =================      =================

--------------------
<F1>  Includes amounts specifically reserved for impaired loans of $84,434 at December 31, 2005, $270,722 at December 31, 2004, $251,280 at
      December 31, 2003, $412,761 at December 31, 2002, and $780,029 at
      December 31, 2001, as required by Financial Accounting Standard No. 114, "Accounting for Impairment of Loans."
<F2>  Includes amounts specifically reserved for impaired loans of $2,215 at
      December 31, 2005, $0 at December 31, 2004, $23,621 at December 31, 2003, $34,757 at December 31, 2002, and $413,663 at December 31, 2001,
      as required by Financial Accounting Standard No. 114, "Accounting for Impairment of Loans."
<F3>  Includes amounts specifically reserved for impaired loans of $21 at
      December 31, 2005, $76,194 at December 31, 2004, $170 at December 31,
      2003, $29,606 at December 31, 2002, and $1,632 at December 31, 2001,
      as required by Financial Accounting Standard No. 114, "Accounting for Impairment of Loans."

DEPOSITS AND BORROWED FUNDS

We solicit depositors from our primary market area using rates and services designed to appeal to customers across a broad spectrum of ages and income levels. We compete for deposit customers with community banks and credit unions, as well as local branches of regional and national banks. Despite this level of competition, our total deposits increased from $399.9 million at December 31, 2004 to $415.8 million at December 31, 2005, an increase of $15.9 million or 4.0%. Implementation of our "Coastal" product line was designed to attract high-balance customers with whom we have multiple-product relationships.


The following table sets forth the average amount and the average rate paid on deposits for the periods indicated:

                                                           December 31,
                                -----------------------------------------------------------------
                                        2005                   2004                   2003
                                -------------------    -------------------    -------------------
                                Average     Average    Average     Average    Average     Average
                                Balance      Rate      Balance      Rate      Balance      Rate
                                -----------------------------------------------------------------
                                                      (Dollars in thousands)

Noninterest-bearing deposits    $ 80,048     0.00%     $ 76,815     0.00%     $ 72,602     0.00%

NOW deposits                      49,787     1.06        42,533     0.74        42,908     0.52

Savings deposits                  92,578     1.14        87,983     1.00        67,487     0.52

Money market deposits             33,543     1.28        36,929     1.35        19,838     1.18

Time deposits                    147,360     2.77       150,839     2.18       140,939     2.62
                                --------               --------               --------
                                $403,316     1.51%     $395,099     1.26%     $343,774     1.66%
                                ========               ========               ========

As of December 31, 2005, the aggregate amount of time deposits in denominations of $100,000 or more had the following maturities:


                                              Amount
                                          --------------
                                          (In thousands)

Within three months                           $11,147
After three months through six months          13,166
After six months through twelve months         13,469
Over twelve months                              8,024
                                              -------
                                              $45,806
                                              =======

As of December 31, 2005, the aggregate amount of time deposits in denominations of less than $100,000 had the following maturities:


                                              Amount
                                          --------------
                                          (In thousands)

Within three months                          $ 28,321
After three months through six months          35,189
After six months through twelve months         34,314
Over twelve months                             19,037
                                             --------
                                             $116,861
                                             ========

As a member of the FHLB, the Bank is entitled to participate in the FHLB's advance programs. The advance programs allow the Bank to borrow up to 30% of total assets, but limited, based on the amount of qualified collateral (as defined by the FHLB) pledged, and the amount of FHLB preferred stock held. FHLB advances are utilized as an additional funding source for loans and investments as well as a tool for controlling the levels of interest rate risk on the balance sheet. FHLB advances are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one-to-four family properties and certain unencumbered investment securities. In addition qualified commercial real estate loans are used as collateral to obtain additional FHLB advances.

Short-term borrowings include funds drawn under lines of credit with the FHLB and FHLB advances with an original maturity of less than one year. Total short-term borrowings increased from zero at December 31, 2004 to $7.0 million at December 31, 2005. At no time did the average balance of short-term borrowings exceed 30% of stockholders' equity.

Long-term FHLB advances increased from $90.3 million at December 31, 2004 to $100.9 million at December 31, 2005, an increase of $10.6 million or 11.7%. The proceeds were utilized to fund loan and investment growth in excess of deposit growth, as well as to hedge the effects of rising short-term interest rates on net interest income. At December 31, 2005, outstanding long-term FHLB advances had the following scheduled maturities and weighted average interest rates:


                                                    Weighted
              Final Maturity        Amount        Average Rate
              --------------        ------        ------------
                                (In thousands)

                2006               $  8,000           2.69%
                2007                 27,000           3.42
                2008                 15,239           3.86
                2009                 21,000           3.22
                2010                  7,000           4.49
                Thereafter           22,626           6.32
                                   --------           ----
                                   $100,865           4.11%
                                   ========           ====

Although most advances are payable at maturity, advances totaling $16.9 million are payable on an amortizing basis, in terms ranging from 120 to 240 months. Amortizing advances are being repaid in equal monthly payments and are being amortized from the date of the advance to the maturity date on a direct reduction basis. Also, certain advances are redeemable at the option of the FHLB, at par value on the call date and quarterly thereafter.

In March 2004, we issued $10.3 million in subordinated debentures. The debentures mature in 2034, and carry an adjustable interest rate equivalent to the three-month LIBOR plus 279 basis points. The rate adjusts every three months based on the change in the LIBOR. At December 31, 2005 the interest rate on the subordinated debentures was 7.29%. Current bank and bank holding company regulations view these debentures as "tier 1 capital." As such, we may leverage this regulatory capital in order to expand our franchise or otherwise enhance our earnings.

STOCKHOLDERS' EQUITY

Total stockholders' equity increased from $46.6 million at December 31, 2004 to $48.9 million at December 31, 2005, primarily the result of net income of $4.0 million. Net income was reduced by cash dividends declared totaling $1.5 million. Other factors affecting total stockholders' equity include the other comprehensive loss of $1.3 million pertaining to net unrealized losses on securities available for sale, and the issuance of common stock through option and dividend reinvestment plans, totaling $1.0 million.

RESULTS OF OPERATIONS

Our operating performance is dependent on net interest income, which is the difference between interest income earned on loans and investments and interest expense paid on deposits and borrowed funds. The level of net interest income achieved is impacted by several factors such as economic conditions, interest rates, asset/liability management, and corporate tax and strategic planning.

The following table sets forth our average assets, liabilities, and stockholders' equity, interest income earned and interest paid, average rates earned and paid, net interest spread and the net interest margin. Average balances reported are daily averages.


                                                                      Years Ended December 31,
                                    ---------------------------------------------------------------------------------------------
                                                2005                            2004                            2003
                                    ---------------------------------------------------------------------------------------------
                                               Interest                        Interest                        Interest
                                    Average    Income/    Average   Average    Income/    Average   Average    Income/    Average
                                    Balance    Exmpense     Rate    Balance    Expense      Rate    Balance    Expense      Rate
--------------------------------------------------------------------------------------------------------------------------------
                                                                       (Dollars in thousands)

Assets:
------
Interest earning assets (2)
Loans:
  Commercial loan                   $ 32,560    $ 2,160    6.63%    $ 31,536    $ 1,717     5.44%   $ 32,044    $ 1,739     5.43%
  Commercial real estate             223,355     13,613    6.09%     207,937     12,499     6.01%    172,299     10,955     6.36%
  Residential real estate            135,714      7,267    5.35%     114,832      5,867     5.11%     85,648      4,604     5.38%
  Consumer                             2,405        144    5.99%       3,233        180     5.57%      5,043        305     6.05%
                                    -------------------             -------------------             -------------------
    Total loans                      394,034     23,184    5.88%     357,538     20,263     5.67%    295,034     17,603     5.97%
  Federal funds sold                   8,754        247    2.82%      19,351        185     0.96%     10,504        101     0.96%
  Taxable debt securities            112,637      4,708    4.18%      71,657      2,962     4.13%     53,807      2,210     4.11%
  Tax-exempt debt securities (1)       7,837        520    6.64%       9,666        633     6.55%     12,659        895     7.07%
  Marketable equity securities         4,612        160    3.47%       3,730         93     2.49%      3,112         94     3.02%
  FHLB stock                           5,868        257    4.38%       3,422         98     2.86%      1,512         45     2.98%
  Other investments                      650         25    3.85%      10,401         89     0.86%      5,418         52     0.96%
                                    -------------------             -------------------             -------------------
    Total interest earning assets    534,392     29,101    5.45%     475,765     24,323     5.11%    382,046     21,000     5.50%
                                                -------                         -------                         -------
  Allowance for loan losses           (4,212)                         (4,324)                         (4,607)
  Deferred loan fees                    (415)                           (473)                           (388)
  Cash and due from banks             16,249                          18,411                          17,091
  Other assets                        26,311                          25,058                          22,140
                                    --------                        --------                        --------
                                    $572,325                        $514,437                        $416,282
                                    ========                        ========                        ========

Liabilities and Stockholders' Equity:
-------------------------------------
  Savings accounts                  $ 92,578    $ 1,051    1.14%    $ 87,983    $   882     1.00%   $ 67,487    $   349     0.52%
  NOW accounts                        49,787        529    1.06%      42,533        314     0.74%     42,908        222     0.52%
  Money market accounts               33,543        428    1.28%      36,929        497     1.35%     19,838        235     1.18%
  Time deposits                      147,360      4,076    2.77%     150,839      3,289     2.18%    140,939      3,699     2.62%
  FHLB advances                      108,450      4,274    3.94%      63,390      2,594     4.09%     28,824      1,568     5.44%
  Subordinated debt                   10,282        637    6.20%       8,248        370     4.49%          -          -
                                    -------------------             -------------------             -------------------

    Total interest-bearing
     liabilities                     442,000     10,995    2.49%     389,922      7,946     2.04%    299,996      6,073     2.02%
                                                -------                         -------
  Demand deposits                     78,960                          76,815                          72,602
  Other liabilities                    3,304                           4,001                           2,200
                                    --------                        --------                        --------
    Total liabilities                524,264                         470,738                         374,798
    Total stockholders' equity        48,061                          43,699                          41,484
                                    --------                        --------                        --------
                                    $572,325                        $514,437                        $416,282
                                    ========                        ========                        ========

Net interest income                             $18,106                         $16,377                         $14,927
                                                =======                         =======                         =======

Net interest spread                                        2.96%                            3.07%                           3.48%
                                                           ====                             ====                            ====

Net interest margin                                        3.39%                            3.44%                           3.91%
                                                           ====                             ====                            ====

--------------------
<F1>  On a fully taxable equivalent basis based on tax rate of 35.0% for
      2005, 34.3% for 2004 and 42.8% for 2003. Interest income on investments and net interest income includes a fully taxable equivalent adjustment of $182,000 in 2005, $217,000 in 2004 and $383,000 in 2003.
<F2>  Average balance includes non-accruing loans. The effect of including such loans, although not material, is to reduce the average rate earned on the Company's loans.

RATE - VOLUME ANALYSIS
----------------------

The following table presents the changes in components of net interest income for the years ended December 31, which are the result of changes in interest rates and the changes that are the result of changes in volume of the underlying asset or liability. Changes that are attributable to changes in both rate and volume have been allocated equally to rate and volume.

            NET INTEREST INCOME - CHANGES DUE TO VOLUME AND RATE


                                  2005 vs. 2004 Increase (Decrease)    2004 vs. 2003 Increase (Decrease)
                                  ---------------------------------    ---------------------------------
                                    Total      Due to      Due to        Total      Due to      Due to
                                    Change     Volume       Rate         Change     Volume       Rate
                                  ----------------------------------------------------------------------
                                  (In thousands)

Commercial loans                    $  443     $   62     $   381        $  (22)    $  (28)     $    6
Commercial real estate               1,114        933         181         1,544      2,204        (660)
Residential real estate              1,400      1,093         307         1,263      1,530        (267)
Consumer loans                         (36)       (48)         12          (125)      (105)        (20)
Federal funds sold                      62       (200)        262            84         85          (1)
Taxable debt securities              1,746      1,703          43           752        735          17
Tax-exempt debt securities (1)        (113)      (121)          8          (262)      (204)        (58)
Marketable equity securities            67         26          41            (1)        17         (18)
FHLB Stock                             159         89          70            53         56          (3)
Other investments                      (64)      (229)        165            37         45          (8)
                                    -----------------------------        -----------------------------
  Total interest income              4,778      3,308       1,470         3,323      4,335      (1,012)
                                    -----------------------------        -----------------------------

Savings accounts                       169         49         120           533        156         377
NOW accounts                           215         65         150            92         (2)         94
Money market accounts                  (69)       (45)        (24)          262        216          46
Time deposits                          787        (86)        873          (410)       238        (648)
FHLB advances                        1,680      1,810        (130)        1,026      1,647        (621)
Subordinated debt                      267        109         158           370        370           -
                                    -----------------------------        -----------------------------
Total interest expense               3,049      1,902       1,147         1,873      2,625        (752)
                                    -----------------------------        -----------------------------
  Net interest income               $1,729     $1,406      $  323        $1,450     $1,710      $ (260)
                                    =============================        =============================

<F1>  The change in interest income on investments and net interest income includes interest on a fully tax equivalent basis based on a tax rate of 35.0% for 2005, 34.3% for 2004 and 42.8% for 2003.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

We realized net income totaling $4.0 million for the year ended December 31, 2005, equivalent to basic earnings per share of $0.98 and diluted earnings per share of $0.97. This represents a 11.1% increase in net income from the year ended December 31, 2004, where net income totaled $3.6 million, or $0.89 per share (basic) and $0.88 per share (diluted). Net interest income increased from $16.2 million for the year ended December 31, 2004 to $17.9 million for the year ended December 31, 2005, the direct result of our growth over the year. We recognized a provision for loan losses of $167,000 and $376,000 for the years ended December 31, 2005 and 2004, respectively. During the past three years, we have made concerted efforts to enhance the credit quality of our loan portfolio. Continuing the dedication to loan quality that management has taken has resulted in a loan loss provision that management believes is in line with its growing loan portfolio. Non-interest income decreased from $2.5 million for the year ended December 31, 2004 to $2.3 million for the year ended December 31, 2005. During the same period, non-interest expense increased from $12.8 million for the year ended December 31, 2004 to $13.9 million for the year ended December 31, 2005. Income before taxes was $6.2 million and $5.5 million, for the years ended December 31, 2005 and 2004, respectively. Income taxes increased from $1.9 million for the year ended December 31, 2004, to $2.2 million for the year ended December 31, 2005.

Interest income increased from $24.1 million for the year ended December 31, 2004, to $28.9 million for the year ended December 31, 2005, an increase of 20.0%. This increase can be attributed to the growth in the loan portfolio, as the average balance of loans increased by $36.5 million or 10.21%. The yield on the loan portfolio increased from 5.67% for the year ended December 31, 2004, to 5.88% for the year ended December 31, 2005. Interest and dividends on investments increased by $1.8 million, on a fully taxable equivalent basis, from $3.9 million for the year ended December 31, 2004 to $5.7 million for the year ended December 31, 2005, the result of the growth in the investment portfolio. The portfolio grew from an average balance of $98.9 million to $131.6 million. Income from federal funds sold increased from $185,000 to $247,000, the result of increased volume of overnight money.

Interest expense increased from $7.9 million for the year ended December 31, 2004 to $11.0 million for the year ended December 31, 2005, resulting primarily from the increased use of borrowings in 2005. The average balance of FHLB advances increased from $63.4 million for the year ended December 31, 2004 to $108.5 million for the year ended December 31, 2005. Management used borrowings to fund a substantial portion of our loan growth in 2005. During the period of low interest rates, we utilized longer-term advances to fund loan originations in order to control interest rate risk. As a result of the timing of borrowings, the average rate paid on FHLB advances decreased from 4.09% for the year ended December 31, 2004 to 3.94% for the year ended December 31, 2005. Interest on deposits increased from $5.0 million for the year ended December 31, 2004 to $6.1 million for the year ended December 31, 2005. We have increased certain interest rates in response to increases in market interest rates and corresponding increases in deposit interest rates offered by our competitors, in order to continue to fund loan growth. This increase was the result of the deposit campaigns, both for certificates of deposit and core accounts. A marketing strategy was employed whereby certificates of deposit were offered at premium rates, and the customer was cross-sold basic banking products to establish a long-term relationship with the customer. At the same time, a suite of products was offered to high-balance customers. These campaigns served to increase the levels of all deposit types, including non-interest bearing demand deposits. We also issued $10.3 million of subordinated debentures in March 2004. The debentures carry an interest rate equal to the three-month LIBOR plus 279 basis points. The effect of the issue was to increase interest expense by $267,000. The cost of interest-bearing liabilities increased from 2.04% to 2.49%.

Net interest income increased from $16.2 million for the year ended December 31, 2004 to $17.9 million for the year ended December 31, 2005, an increase of 10.9%. This increase was the result of our growth, offset by a compression of our net interest margin from 3.44% for the year ended December 31, 2004 to 3.39% for the year ended December 31, 2005, and the continued period of low market interest rates, combined with intense competition for deposits in our market area.

The provision for loan losses is a charge against earnings and funds the allowance for loan losses. We maintain the allowance for loan losses at a level that we believe is adequate to absorb inherent losses within the loan portfolio. In determining the appropriate level of the allowance for loan losses, management takes into consideration past and anticipated loss experience, prevailing economic conditions, evaluations of underlying collateral, the nature of the portfolio mix and the balance of non-performing and classified loans. We assess the allowance for loan losses on a monthly basis. After thorough review and analysis of the adequacy of the allowance and the continued improvement in asset quality in the loan portfolio, management deemed it prudent to provide $167,000 and $376,000 for possible loan losses for the year ended December 31, 2005 and 2004, respectively.

Non-interest income decreased from $2.5 million for the year ended December 31, 2004 to $2.3 million for the year ended December 31, 2005, a decrease of 7.4%. The decrease can be attributed to a one-time sale of impaired loans, which resulted in a gain of $196,000 for the year ended December 31, 2004, as compared to $49,000 for the year ended December 31, 2005, a decrease of 75%. Also, contributing to the decrease is the result of the introduction of free checking account products. In response to competitive pressure, we offered and promoted free checking accounts and realized a significant shift of accounts into this product, resulting in decreased fee income. Service charges on deposit accounts declined $124,000 from $1.0 million for the year ended December 31, 2004 to $914,000 for the year ended December 31, 2005. Other income increased from $844,000 for the year ended December 31, 2004 to $860,000 for the year ended December 31, 2005, an increase of 1.9%. This increase was the result of official check fees, ATM and debit card income offset by the decrease of commissions on sales of non-deposit investment products.

Non-interest expense increased from $12.8 million for the year ended December 31, 2004 to $13.9 million for the year ended December 31, 2005, an increase of 8.7%. Salaries and employee benefits increased by $423,000, or 5.5%, from $7.6 million for the year ended December 31, 2004, to $8.0 million for the year ended December 31, 2005. Salary increases in 2005 were offset by increased levels of deferred loan origination costs. Occupancy and equipment expense increased from $1.3 million for the year ended December 31, 2004 to $1.7 million for the year ended December 31, 2005. The increase is a result of cost savings realized from closing branches in 2004 that have been offset by costs associated with opening the new Assonet branch in April 2005. Equipment expense increased due to modernization of and investments in teller and platform systems initiatives that we believe will ultimately result in a more efficient customer service. Professional fees increased by $320,000 when comparing the years ended December 31, 2005 and 2004. The increase is the result of accounting and consulting costs associated with our restatement of certain financial statements and related information totaling $211,000. Also professional fees increased by $25,000 in 2005 due to costs associated with the anticipated implementation of Section 404 of the Sarbanes-Oxley Act of 2002 and implementing section 305 for the FDIC Improvement Act of 1991. Marketing costs increased from $510,000 for the year ended December 31, 2004 to $549,000 for the year ended December 31, 2005. This is the result of increased advertising and promotional costs associated with our "Coastal" product line and other deposit gathering initiatives. As we continue to launch new deposit products and services, such as the Coastal Savings account and the Bank at Work Program, we expect marketing costs to rise. Other expenses decreased from $2.3 million for the year ended December 31, 2004 to $2.2 million for the year ended December 31, 2005, a decrease of $6,000.

Income before income taxes was $6.2 million for the year ended December 31, 2005, compared to $5.5 million for the year ended December 31, 2004. Provision for income taxes totaled $2.2 million and $1.9 million for the years ended December 31, 2005 and 2004, respectively, representing overall effective tax rates of 35.0% and 34.3%, respectively.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

We realized net income totaling $3.6 million for the year ended December 31, 2004, equivalent to basic earnings per share of $0.89 and diluted earnings per share of $0.88. This represents a 34.8% increase in net income from the year ended December 31, 2003, where net income totaled $2.7 million, or $0.68 per share (basic) and $0.67 per share (diluted). Net interest income increased from $14.5 million for the year ended December 31, 2003 to $16.2 million for the year ended December 31, 2004, the direct result of our growth over the year. Commensurate with loan growth, we recognized a provision for loan losses of $376,000 in 2004, compared with a credit for loan losses of $602,000 in 2003. During the past two years, we have made concerted efforts to enhance the credit quality of our loan portfolio, and the credit recorded in 2003 was the direct result of that effort. Continuing the dedication to loan quality that management has taken has resulted in a loan loss provision that management believes is in line with its growing loan portfolio. Non-interest income increased from $2.2 million for the year ended December 31, 2003 to $2.5 million for the year ended December 31, 2004. During the same period, non-interest expenses remained relatively constant, increasing from $12.7 million for the year ended December 31, 2003 to $12.8 million for the year ended December 31, 2004. Income before taxes was $5.5 million and $4.7 million, for the years ended December 31, 2004 and 2003, respectively. Income taxes decreased from $2.0 million for the year ended December 31, 2003, to $1.9 million for the year ended December 31, 2004.

Interest income increased from $20.6 million for the year ended December 31, 2003, to $24.1 million for the year ended December 31, 2004, an increase of 17.0%. This increase can be attributed to the growth in the loan portfolio, as the average balance of loans increased by $62.5 million or 21.2%. The effect of the growth in the portfolio was somewhat offset by lower interest rates on these loans, due to the unprecedented low interest rates that were present in our market area during 2004. The yield on the loan portfolio decreased from 5.97% for the year ended December 31, 2003, to 5.67% for the year ended December 31, 2004. Interest and dividends on investments increased by $579,000, on a fully taxable equivalent basis, from $3.3 million for the year ended December 31, 2003 to $3.9 million for the year ended December 31, 2004, also the result of the growth in the investment portfolio. The portfolio grew from an average balance of $76.5 million to $98.9 million. Income from federal funds sold increased from $101,000 to $185,000, the result of increased volume of overnight money, particularly when the campaigns for deposit growth were active.

Interest expense increased from $6.1 million for the year ended December 31, 2003 to $7.9 million for the year ended December 31, 2004, resulting primarily from the increased use of borrowings in 2004. The average balance of FHLB advances increased from $28.8 million for the year ended December 31, 2003 to $63.4 million for the year ended December 31, 2004. Management took advantage of low interest rates to further grow by funding loan originations or growth in the investment portfolio. Indicative of these low rates, the average rate paid on FHLB advances decreased from 5.44% for the year ended December 31, 2003 to 4.09% for the year ended December 31, 2004. Interest on deposits increased from $4.5 million for the year ended December 31, 2003 to $5.0 million for the year ended December 31, 2004. This increase was the result of the deposit campaigns, both for certificates of deposit and core accounts. A marketing strategy was employed whereby certificates of deposit were offered at premium rates, then the customer was cross-sold basic banking products to establish a long-term relationship with the customer. At the same time a suite of products was offered to high-balance customers. These campaigns served to increase the levels of all deposit types, including non-interest bearing demand deposits. We also issued $10.3 million of subordinated debentures in March 2004. The debentures carry an interest rate equal to the three-month LIBOR plus 279 basis points. The effect of the issue was to increase interest expense by $370,000. The cost of all interest-bearing liabilities rose from 2.02% to 2.04%.

Net interest income increased from $14.5 million for the year ended December 31, 2003 to $16.2 million for the year ended December 31, 2004, an increase of 11.7%. This increase was the result of our growth, as the continued period of low market interest rates, combined with intense competition for deposits in our market area, has compressed our net interest margin from 3.91% for the year ended December 31, 2003 to 3.44% for the year ended December 31, 2004.

The provision for loan losses is a charge against earnings and funds the allowance for loan losses. It is management's desire to maintain the allowance for loan losses at a level that is adequate to absorb inherent losses within the loan portfolio. In determining the appropriate level of the allowance for loan losses, management takes into consideration past and anticipated loss experience, prevailing economic conditions, evaluations of underlying collateral, and the volume of the loan portfolio and the balance of non-performing and classified loans. We assess the allowance for loan losses on a monthly basis. After thorough review and analysis of the adequacy of the loan loss reserve, the continued improvement in asset quality in the loan portfolio, and the reduction and sale of loans deemed substandard, management deemed it prudent to provide $376,000 for loan losses for the year ended December 31, 2004. Our credit for loan losses for 2003 was $602,000.

Non-interest income increased from $2.2 million for the year ended December 31, 2003 to $2.5 million for the year ended December 31, 2004, an increase of 13.2%. Service charges on deposit accounts decreased by $81,000, or 7.24% from $1.1 million for the year ended December 31, 2003 to $1.0 million for the year ended December 31, 2004. This decrease of $81,000 consists of migration of customers into free checking accounts, a decline in the total number of deposit accounts and a decline in the number of low-balance accounts. Cash surrender value of life insurance policies decreased by $79,000 from $511,000 for the year ended December 31, 2003 to $432,000 for the year ended December 31, 2004 due to the redemption of certain life insurance policies. The increase in non-interest income is attributed to a one-time gain on the sale of impaired loans, of $196,000. Other income increased from $582,000 for the year ended December 31, 2003 to $844,000 for the year ended December 31, 2004, an increase of $262,000, or 45.0%. This increase consisted of an increase on commission sales of non-deposit investment products of $62,000. In 2003, we changed the third party through whom investment products are sold and in early 2004, added a line of life insurance products to our non-deposit investment products. Additionally, electronic banking fees increased by $36,000 when comparing the years ended December 31, 2004 and 2003, and a $20,000 gain on the sale of fixed assets.

Non-interest expense remained relatively constant when comparing the years ended December 31, 2004 and 2003, increasing by only $116,000, or 0.9%. The small magnitude of the change is indicative of management's commitment to expense control. In 2003 and 2004, three branches were closed, and the deposits housed therein were transferred to another branch. As a result, salaries and employee benefits decreased from $7.8 million for the year ended December 31, 2003 to $7.6 million for the year ended December 31, 2004. Of this decrease, $61,000 was attributed to a decrease in pension expenses, as the expected return on assets increased. Occupancy and equipment expense decreased from $1.4 million to $1.3 million over the same period. Professional fees increased by $11,000 when comparing the years ended December 31, 2004 and 2003. Marketing costs increased from $375,000 for the year ended December 31, 2003 to $510,000 for the year ended December 31, 2004. This is the result of increased advertising and promotional costs associated with our "Coastal" product line and other deposit gathering initiatives. Other expenses increased from $2.1 million for the year ended December 31, 2003 to $2.3 million for the year ended December 31, 2004, an increase of $199,000. The increase is primarily the result of a one-time expense related to the Directors' retirement plan, resulting in an increase in the expense of $172,000. Additionally, computer service fees increased by $69,000 because of implementing the cash management and Internet banking products. Costs other than those mentioned above typically rose due to increases in general price levels of inflation.

Income before income taxes was $5.5 million for the year ended December 31, 2004, compared to $4.7 million for the year ended December 31, 2003. Income taxes totaled $1.9 million and $2.0 million for the years ended December 31, 2004 and 2003, representing overall tax rates of 34.3% and 42.8%, respectively. The income tax rate decreased primarily because of the settlement of a dispute with the Massachusetts Department of Revenue concerning the dividends received deduction claimed by the Bank from its REIT subsidiary. Refer to Note 10 to the consolidated financial statements and Item 1 of this report for more details.

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

Maturities and sales of investment securities provide us with significant liquidity. Our policy of purchasing shorter-term debt securities reduces market risk in the bond portfolio while providing significant cash flow. For the year ended December 31, 2005, cash flow from maturities of securities was $21.1 million, proceeds from sales of securities totaled $2.6 million, compared to maturities of securities of $23.1 million, and proceeds from sales of securities of $1.6 million for the year ended December 31, 2004. Purchases of securities during 2005 and 2004 totaled $28.0 million and $88.1 million, respectively.

Amortization and pay-offs of the loan portfolio also provide us with significant liquidity. Traditionally, amortization and pay-offs are reinvested into loans. Excess liquidity is invested in federal funds sold and overnight investments at the FHLB.

We have also used borrowed funds as a source of liquidity. At December 31, 2005, the Bank's outstanding borrowings from the FHLB were $107.9 million. The Bank has the capacity to borrow in excess of $48 million additional at the FHLB.

Loan originations for the year ended December 31, 2005 totaled $146.8 million. Commitments to originate loans at December 31, 2005 were $6.4 million, excluding unadvanced construction funds totaling $14.9 million, unadvanced commercial lines of credit totaling $18.9 million and unadvanced home equity lines totaling $17.7 million. Management believes that adequate liquidity is available to fund loan commitments utilizing deposits, loan amortization, maturities of securities, or borrowings.

CAPITAL RESOURCES

At December 31, 2005, our total shareholders' equity was $48.9 million, an increase of $2.3 million from $46.6 million reported on December 31, 2004. The increase in capital was a combination of several factors. Additions consisted primarily of net income of $4.0 million for the year ended December 31, 2005. There were 33,777 shares issued at a value of $627,000, pursuant to the Dividend Reinvestment Program, in lieu of cash dividends or for optional cash contributions and exercised stock options resulted in the issuance of 30,000 shares common stock at a value of $411,000, including a tax benefit. These additions were offset by dividends paid of $1.5 million and accumulated other comprehensive loss of $1.3 million.

Under the requirements for Risk Based and Leverage Capital of the federal banking agencies, a minimum level of capital will vary among banks based on safety and soundness of operations. Risk Based Capital ratios are calculated with reference to risk-weighted assets, which include both on and off balance sheet exposure.

In addition to meeting the required levels, Slade's Ferry Bancorp.'s and the Bank's capital ratios meet the criteria of the

"well capitalized" category established by the federal banking agencies as of December 31, 2005 and 2004; refer to Note 13 to the consolidated Financial Statements included herein for additional information.


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

The potentially volatile nature of market interest rates requires us to manage interest rate risk on an active and dynamic basis. Our objective is to reduce and control the volatility of net interest income to within tolerance levels established by the Board of Directors, by managing the relationship of interest-earning assets and interest-bearing liabilities. In order to manage this relationship, the Asset/Liability Committee utilizes an income simulation model to measure the net interest income at risk under differing interest rate scenarios. Additionally, the Committee use Economic Value of Equity ("EVE") analysis to measure the effects of changing interest rates on the market values of rate-sensitive assets and liabilities, taken as a whole. The Board of Directors and management believe that static measures of timing differences, such as "gap analysis", do not accurately assess the levels of interest rate risk inherent in our balance sheet. Gap analysis does not reflect the effects of overt and embedded options on net interest income, given a shift in interest rates; nor does it take into account basis risk, the risk arising from using various different indices on which to base pricing decisions.

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

The Board of Directors has established a risk limit of a 5.00% change in net interest income for each 100 basis point shift in market interest rates. The limit established by the Board provides an internal tolerance level to control interest rate risk. We are within our policy-mandated risk limit for net interest income at risk.

The following table reflects our estimated exposure as a percentage of net interest income and the change in basis points for the next twelve months, assuming an immediate change in interest rates set forth below:


        Rate Change     Estimated Exposure as a Percentage        Change
      (Basis Points)          of Net Interest Income          (Basis Points)
      ----------------------------------------------------------------------

           +300                       -10.23%                       -20
           -200                        -2.44%                        -6

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


        Rate Change                                 Change from
      (Basis Points)    Economic Value of Equity     Flat Rates
      ---------------------------------------------------------

           Flat                  13.17%                  N/A
           +300                  11.43%                -1.74%
          -200                   11.81%                -1.35%

                                   ITEM 8

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, together with the reports of independent registered public accounting firms, appear beginning on page F-1 of the Annual Report on Form 10-K.

                                   ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective March 14, 2005, the Audit Committee of our Board of Directors dismissed Shatswell, MacLeod & Company, P.C. and engaged Wolf & Company, P.C. as our independent registered public accounting firm for the fiscal year ended December 31, 2005. We had no disagreements with Shatswell, MacLeod & Company on accounting and financial disclosure matters.

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

None.

                                  PART III

                                   ITEM 10

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is hereby made to our definitive Proxy Statement for the 2006 Annual Meeting of Shareholders. The information set forth under the heading "Directors and Executive Officers" and under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" of such Proxy Statement is incorporated herein by reference.

                                   ITEM 11

EXECUTIVE COMPENSATION

Reference is hereby made to our definitive Proxy Statement for the 2006 Annual Meeting of Shareholders. The information set forth under the heading "Executive Compensation Tables and Information" of such Proxy Statement is incorporated herein by reference.

                                   ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

Reference is hereby made to our definitive Proxy Statement for the 2006 Annual Meeting of Shareholders. The information set forth under this heading of such Proxy Statement is incorporated herein by reference.

                                   ITEM 13

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is hereby made to our definitive Proxy Statement for the 2006 Annual Meeting of Shareholders. The information set forth under this heading of such Proxy Statement is incorporated herein by reference.

                                   ITEM 14

PRINCIPAL ACCOUNTING FEES AND SERVICES

Reference is hereby made to our definitive Proxy Statement for the 2006 Annual Meeting of Shareholders. The information set forth under this heading of such Proxy Statement is incorporated herein by reference.

                                   PART IV

                                   ITEM 15

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   The following documents are filed as part of this report:


      (1)   Financial Statement Schedules
            All financial statement schedules required by Item 15(a)(2) have been omitted because they are inapplicable or because the required information has been included in the Consolidated Financial Statements or Notes thereto.

      (2)   Exhibits: see attached Exhibit Index    Page 50

SIGNATURES
----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2006.

                                Slade's Ferry Bancorp.

                                By /s/ Mary Lynn D. Lenz
                                   ---------------------------------
                                Mary Lynn D. Lenz, President/
                                Chief Executive Officer and Interim
Chairperson

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Peter G. Collias      03/31/06   /s/ Anthony F. Cordeiro           03/31/06
----------------------------------   ------------------------------------------
Peter G. Collias                     Anthony F. Cordeiro
Director                             Director

/s/ Scott W. Costa        03/31/06   /s/ Paul C. Downey           03/31/06
----------------------------------   ------------------------------------------
Scott W. Costa                       Paul C. Downey
Director                             Director

/s/ Melvyn A. Holland     03/31/06   /s/ Mary Lynn D. Lenz        03/31/06
----------------------------------   ------------------------------------------
Melvyn A. Holland                    Mary Lynn D. Lenz
Director                             President/CEO and Interim Chairperson

/s/ Jean F. MacCormack    03/31/06   /s/ Francis A. Macomber      03/31/06
----------------------------------   ------------------------------------------
Jean F. MacCormack                   Francis A. Macomber
Director                             Director

/s/ Joan Parkos Moran     03/31/06   /s/ Majed Mouded, MD         03/31/06
----------------------------------   ------------------------------------------
Joan Parkos Moran                    Majed Mouded, MD
Director                             Director

/s/ Shaun O'Hearn Sr.     03/31/06   /s/ Lawrence J. Oliveira, DDS     03/31/06
----------------------------------   ------------------------------------------
Shaun O'Hearn Sr.                    Lawrence J. Oliveira, DDS
Director                             Director

/s/ Carlos Ribeiro        03/31/06   /s/ William J. Sullivan           03/31/06
----------------------------------   ------------------------------------------
Carlos Ribeiro                       William J. Sullivan
Director                             Director

/s/ David F. Westgate     03/31/06   /s/ Deborah A. McLaughlin         03/31/06
----------------------------------   ------------------------------------------
David F. Westgate                    Deborah A. McLaughlin
Vice Chairman and Director           Executive Vice President
                                     Chief Financial Officer/Chief Operations
                                     Officer

                                EXHIBIT INDEX
                                -------------


Exhibit No.    Description                                                                           Item
-----------    -----------                                                                           ----

 3.1           Amended and Restated Articles of Incorporation of Slade's Ferry Bancorp.               (1)

 3.2           Amended and Restated Bylaws of Slade's Ferry Bancorp.                                  (2)

 3.3           Articles of Amendment to the Amended and Restated Articles of Incorporation            (3)
               of Slade's Ferry Bancorp.

10.1           Slade's Ferry Bancorp. 1996 Stock Option Plan, as amended                              (4)

10.2           Supplemental Executive Retirement Agreement between Slade's Ferry Bancorp.             (5)
               and Manuel J. Tavares

10.3           Form of Director Supplemental Retirement Program Director Agreement,                   (6)
               Exhibit 1 thereto (Slade's Ferry Trust Company Director Supplemental
               Retirement Program Plan) and Endorsement Method Split Dollar Plan
               Agreement thereunder.

10.4           Form of Directors' Paid-up Insurance Policy (part of the Director Supplemental         (7)
               Retirement Program).

10.5           Supplemental Executive Retirement Agreement between Slade's Ferry Bancorp.             (8)
               and Mary Lynn D. Lenz

10.6           Employment Agreement between Slade's Ferry Bancorp. and Mary Lynn D. Lenz              (9)

10.7           Employment Agreement between Slade's Ferry Bancorp. and Deborah A. McLaughlin         (10)

10.8           Employment Agreement between Slade's Ferry Bancorp. and Manuel J. Tavares             (11)

10.9           Form Change of Control Agreement                                                      (12)

10.10          Severance Pay Plan                                                                    (13)

10.11          Slade's Ferry Bancorp. 2004 Equity Incentive Plan                                     (14)

14.1           Code of Ethics                                                                        (15)

21.1           List of Subsidiaries                                                                  (16)

23.1           Consent of Wolf & Company, P.C.

23.2           Consent of Shatswell, MacLeod & Company, P.C.

31.1           Rule 13a-14(a)/15d-14(a) Certification of the CEO

31.2           Rule 13a-14(a)/15d-14(a) Certification of the CFO

32.1           Section 1350 Certification of the CEO

32.2           Section 1350 Certification of the CFO

--------------------
<F1>  Incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with the Commission on April 14, 1997.
<F2>  Incorporated by reference to the Registrant's Form 10-Q filed with the
      Commission on May 12, 2005.
<F3>  Incorporated by reference to the Registrant's Form 8-K filed with the
      Commission on December 21, 2004.
<F4>  Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 1999.
<F5>  Incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1996.
<F6>  Incorporated by reference to Exhibit 10 to the Registrant's Form 10-Q for the quarter ended March 31, 1999.
<F7>  Incorporated by reference to Exhibit 10 to the Registrant's Form
      10-QSB for the quarter ended June 30, 1998.




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

INDEX TO FINANCIAL STATEMENTS


Slade's Ferry Bancorp. and Subsidiary                                  Page
                                                                       ----

Report of Independent Registered Public Accounting Firm -
 Wolf & Company, P.C.                                                   F-2

Report of Independent Registered Public Accounting Firm -
 Shatswell, MacLeod & Company, P.C.                                     F-3

Consolidated Balance Sheets as of December 31, 2005 and
 December 31, 2004                                                      F-4

Consolidated Statements of Income for the years ended
 December 31, 2005, 2004 and 2003                                       F-5

Consolidated Statements of Changes in Stockholders' Equity for
 the years ended December 31, 2005, 2004 and 2003                       F-6

Consolidated Statements of Cash Flows for the years ended
 December 31, 2005, 2004 and 2003                                       F-7

Notes to Consolidated Financial Statements                              F-9

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Slade's Ferry Bancorp.

We have audited the accompanying consolidated balance sheet of Slade's Ferry Bancorp. and subsidiary (the "Company") as of December 31, 2005, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Slade's Ferry Bancorp. and subsidiary as of December 31, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ Wolf & Company, P.C.
Boston, Massachusetts
January 20, 2006

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Slade's Ferry Bancorp.


We have audited the accompanying consolidated balance sheet of Slade's Ferry Bancorp. and Subsidiary as of December 31, 2004 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Slade's Ferry Bancorp. and Subsidiary as of December 31, 2004, and the consolidated results of their operations and their cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.



/s/ Shatswell, Macleod & Company, P.C.
West Peabody, Massachusetts
January 13, 2005

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS


                                                                        December 31,
                                                                    ---------------------
                                                                      2005         2004
                                                                      ----         ----
Assets                                                                 (In thousands)
------

Cash and due from banks                                             $ 17,782     $ 15,984
Interest-bearing demand deposits with other banks                         36          410
Federal funds sold                                                     2,200       18,800
                                                                    --------     --------
      Cash and cash equivalents                                       20,018       35,194
Interest-bearing certificates of deposit with other banks                100          100
Securities available for sale                                         94,298       83,882
Securities held to maturity (fair value approximates of $28,858
 at December 31, 2005 and $38,112 at December 31, 2004)               29,306       37,773
Federal Home Loan Bank stock, at cost                                  6,304        4,650
Loans, net of allowance for loan losses of  $4,333
 at December 31, 2005 and  $4,101 at December 31, 2004               409,610      362,265
Premises and equipment, net                                            5,917        5,527
Goodwill                                                               2,173        2,173
Accrued interest receivable                                            2,298        1,969
Bank-owned life insurance                                             11,884       11,548
Deferred tax assets, net                                               2,089        1,180
Other assets                                                           1,917        3,137
                                                                    --------     --------

                                                                    $585,914     $549,398
                                                                    ========     ========

Liabilities and Stockholders' Equity
------------------------------------

Deposits:
  Noninterest-bearing                                               $ 80,705     $ 80,232
  Interest-bearing                                                   335,141      319,673
                                                                    --------     --------
      Total deposits                                                 415,846      399,905
Short-term borrowings                                                  7,000            -
Long-term borrowings                                                 100,865       90,286
Subordinated debentures                                               10,310       10,310
Accrued expenses and other liabilities                                 3,038        2,296
                                                                    --------     --------
      Total liabilities                                              537,059      502,797
Commitments and contingencies (Notes 5, 11 and 12)                         -            -
Stockholders' equity:
  Common stock, par value $0.01 per share; authorized
   10,000,000 shares; issued and outstanding 4,132,200
   shares in 2005 and 4,068,423 shares in 2004                            41           41
  Additional paid-in capital                                          31,014       29,976
  Retained earnings                                                   18,998       16,459
  Accumulated other comprehensive income (loss)                       (1,198)         125
                                                                    --------     --------
      Total stockholders' equity                                      48,855       46,601
                                                                    --------     --------

                                                                    $585,914     $549,398
                                                                    ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME


                                                                        Years Ended December 31,
                                                                  -------------------------------------
                                                                      2005        2004        2003
                                                                      ----        ----        ----
                                                                  (In thousands, except per share data)

Interest and dividend income:
  Interest and fees on loans                                         $23,184     $20,263     $17,603
  Interest and dividends on securities:
    Taxable                                                            5,125       3,153       2,349
    Tax-exempt                                                           338         416         512
  Interest on federal funds sold                                         247         185         101
  Other interest                                                          25          89          52
                                                                     -------     -------     -------
      Total interest and dividend income                              28,919      24,106      20,617
                                                                     -------     -------     -------
Interest expense:
  Interest on deposits                                                 6,084       4,982       4,505
  Interest on Federal Home Loan Bank advances                          4,274       2,594       1,568
  Interest on subordinated debentures                                    637         370           -
                                                                     -------     -------     -------
      Total interest expense                                          10,995       7,946       6,073
                                                                     -------     -------     -------
Net interest and dividend income                                      17,924      16,160      14,544
Provision (credit) for loan losses                                       167         376        (602)
                                                                     -------     -------     -------
Net interest income, after provision (credit)
 for loan losses                                                      17,757      15,784      15,146
                                                                     -------     -------     -------
Noninterest income:
  Service charges on deposit accounts                                    914       1,038       1,119
  Gain (loss) on sales and calls of available-for-sale
   securities, net                                                        29          (5)          2
  Gain on sales of loans, net                                             49         196           -
  Increase in cash surrender value of life insurance policies            468         432         511
  Other income                                                           860         844         582
                                                                     -------     -------     -------
      Total noninterest income                                         2,320       2,505       2,214
                                                                     -------     -------     -------
Noninterest expense:
  Salaries and employee benefits                                       8,063       7,640       7,786
  Occupancy and equipment expense                                      1,680       1,345       1,428
  Professional fees                                                    1,360       1,040       1,029
  Marketing expense                                                      549         510         375
  Other expense                                                        2,244       2,250       2,051
                                                                     -------     -------     -------
      Total noninterest expense                                       13,896      12,785      12,669
                                                                     -------     -------     -------
Income before income taxes                                             6,181       5,504       4,691
Provision for income taxes                                             2,161       1,887       2,007
                                                                     -------     -------     -------
      Net income                                                     $ 4,020     $ 3,617     $ 2,684
                                                                     =======     =======     =======

Earnings per share:
  Basic                                                              $  0.98     $  0.89     $  0.68
  Diluted                                                            $  0.97     $  0.88     $  0.67

The accompanying notes are an integral part of these consolidated financial statements.

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                Years Ended December 31, 2005, 2004 and 2003


                                                                                                   Accumulated
                                             Shares of                Additional                      Other
                                              Common       Common      Paid-in       Retained     Comprehensive
                                               Stock       Stock       Capital       Earnings     Income (Loss)      Total
                                             ---------     ------     ----------     --------     --------------     -----
                                                                 (In thousands, except per share data)

Balance at December 31, 2002                 3,937,763      $39        $27,693       $13,051        $  (160)        $40,623
Comprehensive income:
  Net income                                                  -              -         2,684              -           2,684
  Other comprehensive loss                                    -              -             -           (252)           (252)
                                                                                                                    -------
      Comprehensive income                                                                                            2,432
                                                                                                                    -------
Issuance of common stock                        49,739        1            795             -              -             796
Stock options exercised                          8,355        -             94             -              -              94
Tax benefit of stock options exercised                        -             27             -              -              27
Dividends on minority interest preferred
 stock ($40.00 per share)                                     -              -            (4)             -              (4)
Dividends declared ($.36 per share)                           -              -        (1,431)             -          (1,431)
                                             ---------      ---        -------       -------        -------         -------
Balance at December 31, 2003                 3,995,857       40         28,609        14,300           (412)         42,537

Comprehensive income:
  Net income                                                  -              -         3,617              -           3,617
  Other comprehensive income                                  -              -             -            537             537
                                                                                                                    -------
      Comprehensive income                                                                                            4,154
                                                                                                                    -------
Issuance of common stock                        33,588        -            710             -              -             710
Stock options exercised                         42,390        1            532             -              -             533
Tax benefit of stock options exercised                        -            157             -              -             157
Common stock retired                            (3,412)       -            (32)            -              -             (32)
Dividends declared ($.36 per share)                           -              -        (1,458)             -          (1,458)
                                             ---------      ---        -------       -------        -------         -------
Balance at December 31, 2004                 4,068,423       41         29,976        16,459            125          46,601

Comprehensive income:
  Net income                                                  -              -         4,020              -           4,020
  Other comprehensive loss                                    -              -             -         (1,323)         (1,323)
                                                                                                                    -------
      Comprehensive income                                                                                            2,697
                                                                                                                    -------
Issuance of common stock                        33,777        -            627             -              -             627
Stock options exercised                         30,000        -            316             -              -             316
Tax benefit of stock options exercised                        -             95             -              -              95
Dividends declared ($.36 per share)                           -              -        (1,481)             -          (1,481)
                                             ---------      ---        -------       -------        -------         -------
Balance at December 31, 2005                 4,132,200      $41        $31,014       $18,998        $(1,198)        $48,855
                                             =========      ===        =======       =======        =======         =======

The accompanying notes are an integral part of these consolidated financial statements.

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           Years Ended December 31,
                                                                     ------------------------------------
                                                                       2005          2004          2003
                                                                       ----          ----          ----
                                                                                (In thousands)

Cash flows from operating activities:
Net income                                                           $  4,020      $  3,617      $  2,684
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Amortization, net of accretion of securities                            294           247           184
  (Gain) loss on sales and calls of available-for-sale
   securities, net                                                        (29)            5            (2)
  Change in net deferred loan fees                                        (83)           (4)          102
  Provision (credit) for loan losses                                      167           376          (602)
  Deferred tax provision (benefit)                                       (195)          686           312
  Depreciation and amortization                                           813           659           639
  Gain on sale of loans, net                                              (49)         (196)            -
  Increase in cash surrender value of life insurance                     (468)         (432)         (511)
  Net change in:
  Other assets                                                            572        (1,397)          715
    Accrued interest receivable                                          (329)         (331)           42
    Other liabilities                                                     933            13            78
                                                                     --------      --------      --------
      Net cash provided by operating activities                         5,646         3,243         3,641
                                                                     --------      --------      --------

Cash flows from investing activities:
  Decrease in interest-bearing certificates of deposit with
   other banks                                                              -           100             -
  Activity in available-for-sale securities:
    Purchases                                                         (28,027)      (57,976)      (33,726)
    Sales                                                               2,590         1,646           864
    Maturities, calls and pay-downs                                    12,837        19,536        50,994
  Activity in held-to-maturity securities:
    Purchases                                                               -       (30,109)       (4,926)
    Maturities, calls and pay-downs                                     8,253         3,586         7,309
  Purchases of Federal Home Loan Bank stock                            (1,654)       (1,626)       (2,010)
  Investment in unconsolidated subsidiary                                   -          (310)            -
  Loan principal originations, net                                    (47,494)      (39,528)      (73,778)
  Recoveries of loans previously charged off                               65            96           113
  Capital expenditures                                                 (1,221)         (886)         (460)
  Proceeds from sale of property and equipment                             13             -             1
  Proceeds from sale of investment real estate                            653             -             -
  Proceeds from sales of loans                                             49         8,487         2,484
  Investment in life insurance policies                                     -          (135)       (1,050)
  Redemption of life insurance policy                                     132             -           331
  Investment in limited partnership                                         -          (119)            -
                                                                     --------      --------      --------
      Net cash used in investing activities                           (53,804)      (97,238)      (53,854)
                                                                     --------      --------      --------

The accompanying notes are an integral part of these consolidated financial statements.

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)



                                                                           Years Ended December 31,
                                                                     ------------------------------------
                                                                       2005          2004          2003
                                                                       ----          ----          ----
                                                                                (In thousands)

Cash flows from financing activities:
  Net increase in noninterest-bearing deposits                            473         6,979           975
  Net increase (decrease) in interest-bearing deposits                 15,468        59,780        (3,464)
  Short-term advances from Federal Home Loan Bank                      15,500             -         4,300
  Long-term advances from Federal Home Loan Bank                       29,500        35,476        37,279
  Payments on Federal Home Loan Bank short-term advances               (8,500)       (4,300)            -
  Payments on Federal Home Loan Bank long-term advances               (18,921)       (1,364)         (289)
  Proceeds from issuance of common stock                                  627           710           796
  Stock options exercised                                                 316           532            94
  Retirement of shares of common stock                                      -           (32)            -
  Dividends paid                                                       (1,481)       (1,458)       (1,435)
  Proceeds from issuance of subordinated debentures                         -        10,160             -
  Repurchase of minority interest preferred stock                           -             -           (56)
  Issuance of minority interest preferred stock                             -             -             2
                                                                     --------      --------      --------
      Net cash provided by financing activities                        32,982       106,483        38,202
                                                                     --------      --------      --------

Net increase (decrease) in cash and cash equivalents                  (15,176)       12,488       (12,011)
Cash and cash equivalents at beginning of year                         35,194        22,706        34,717
                                                                     --------      --------      --------
Cash and cash equivalents at end of year                             $ 20,018      $ 35,194      $ 22,706
                                                                     ========      ========      ========

Supplemental disclosures:
  Interest paid                                                      $ 10,576      $  7,804      $  6,026
  Income taxes paid                                                  $  1,749      $  1,106      $  1,087

The accompanying notes are an integral part of these consolidated financial statements.

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Slade's Ferry Bancorp. (the "Company"), its wholly-owned subsidiary, Slade's Ferry Trust Company (the "Bank") and the Bank's wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company accounts for its wholly-owned subsidiary, Slade's Ferry Statutory Trust I, using the equity method. (See Note 9.)

Nature of Operations

The Company is a Massachusetts company that was organized in 1990 to become the holding company of the Bank. The Bank is a state chartered bank, which was incorporated in 1959 and is headquartered in Somerset, Massachusetts. The Bank operates its business from nine banking offices located in southeastern Massachusetts. The Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits in commercial and residential real estate loans, and in commercial, consumer and small business loans.

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and other-than-temporary impairment losses.

Significant Group Concentrations of Credit Risk

Most of the Company's activities are with customers located within southeastern Massachusetts and Rhode Island. Note 3 discusses the types of securities that the Company invests in. Note 4 discusses the types of lending that the Company engages in. The Company does not have any significant concentrations to any one industry or customer.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, interest-bearing demand deposits with other banks and federal funds sold, all of which mature within ninety days.

Interest-bearing Deposits in Banks

Interest-bearing deposits in banks mature within one year and are carried at cost.

Reclassification

Certain amounts in the 2004 and 2003 consolidated financial statements have been reclassified to conform to the 2005 presentation.

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and recorded at amortized cost. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as "available for sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

Purchase premiums and discounts are recognized in interest income using the interest method over terms of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary-impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Loans

The Company grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans throughout southeastern Massachusetts and Rhode Island. The ability of the Company's debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Other personal loans are typically charged off no later than 180 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonacccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


Allowance for Loan Losses

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. The Company does not separately identify consumer loans for impairment disclosures. Prior to 2005, the Company did not separately identify residential loans for impairment disclosures.
Commencing in 2005, residential loans are separately identified and included in impairment disclosures.

Premises and Equipment

Land is carried at cost. Buildings and equipment are carried at cost, less accumulated depreciation and amortization computed on the straight-line method over the estimated useful lives of the assets or the expected terms of the leases, if shorter. Expected terms include lease option periods to the extent that the exercise of such options is reasonably assured.

Goodwill

Goodwill is evaluated for impairment on an annual basis using the consolidated Company as the reporting unit for measurement purposes.

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company,
(2) the transferee obtains the right to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Advertising Costs

Advertising costs are expensed as incurred.

Retirement Plan

The compensation cost of an employee's pension benefit is recognized on the projected unit credit method over the employee's approximate service period. The unit credit cost method is utilized for funding purposes.

Stock Compensation Plans

Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, encouraged all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allowed an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plan have no intrinsic value at the grant date, and under APB Opinion No. 25 no compensation cost is recognized for them.

The Company has applied APB Opinion No. 25 and related interpretations in accounting for the stock option plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, the Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated below:


                                                Years Ended December 31,
                                             ------------------------------
                                              2005        2004        2003
                                              ----        ----        ----
                                         (In thousands, except per share data)

Net income, as reported                      $4,020      $3,617      $2,684
Deduct: stock-based employee compensation
        expense determined under the fair
        value method, net of related tax
        effects                                 (99)       (153)       (132)
                                             ------      ------      ------
Net income, pro forma                        $3,921      $3,464      $2,552
                                             ======      ======      ======

Earnings per share - basic    As reported    $ 0.98      $ 0.89      $ 0.68
                              Pro forma      $ 0.95      $ 0.86      $ 0.64

Earnings per share - assuming
 dilution                     As reported    $ 0.97      $ 0.88      $ 0.67
                              Pro forma      $ 0.95      $ 0.85      $ 0.64

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


Stock Compensation Plans (Concluded)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                  Years Ended December 31,
                             ----------------------------------
                               2005         2004         2003
                               ----         ----         ----

Dividend yield                   1.9%         1.9%         2.3%
Expected life                10 years      9 years      5 years
Expected volatility               28%          27%          28%
Risk-free interest rate          4.2%         4.1%         2.9%

Effective January 1, 2006, the Company will adopt SFAS 123(R). See Note 1 - Recent Accounting Pronouncement.

Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Earnings Per Common Share

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

Earnings per common share have been computed based on the following:


                                                         Years Ended December 31,
                                                      ------------------------------
                                                       2005        2004        2003
                                                       ----        ----        ----
                                                          (Dollars in thousands)

Net income                                            $4,020      $3,617      $2,684
                                                      ======      ======      ======

Average number of common shares outstanding            4,111       4,046       3,970
Effect of dilutive options                                27          49          39
                                                      ------      ------      ------
Average number of common shares outstanding used
 to calculate diluted earnings per common share        4,138       4,095       4,009
                                                      ======      ======      ======

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities and certain pension liability adjustments, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income (loss) and related tax effects are as follows:


                                                         Years Ended December 31,
                                                      ------------------------------
                                                       2005        2004        2003
                                                       ----        ----        ----
                                                              (In thousands)

Unrealized gains (losses) on securities
 available for sale                                   $(2,104)     $ 122      $(443)
Reclassification adjustment for losses (gains)
 realized in income                                       (29)         5         (2)
                                                      -------      -----      -----
  Net unrealized gains (losses)                        (2,133)       127       (445)
  Tax effect                                              810          7        211
                                                      -------      -----      -----
    Net-of-tax amount                                  (1,323)       134       (233)
                                                      -------      -----      -----
  Minimum pension liability adjustment                      -        682        (31)
  Tax effect                                                -       (279)        13
                                                      -------      -----      -----
    Net-of-tax amount                                       -        403        (18)
                                                      -------      -----      -----
                                                      $(1,323)     $ 537      $(252)
                                                      =======      =====      =====

The components of accumulated other comprehensive income (loss), included in stockholders' equity, are as follows:


                                                       December 31,
                                                   ------------------
                                                     2005        2004
                                                     ----        ----
                                                      (In thousands)

Net unrealized gain (loss) on securities
 available for sale                                $(1,914)      $219
  Tax effect                                           716        (94)
                                                   -------       ----
  Net-of-tax amount                                $(1,198)      $125
                                                   =======       ====

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board ("FASB") published Statement No. 123 (revised 2004), Share-Based Payment ("SFAS 123(R)" or the "Statement"). SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) is a replacement of SFAS No. 123, Accounting for Stock- Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance. The effect of the Statement will be to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. SFAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

For public entities, SFAS 123(R) is effective for fiscal years beginning on or after June 15, 2005, and is applicable to all employee awards vested, granted, modified, or settled after the effective date. As of the effective date, compensation cost related to the non-vested portion of awards outstanding as of that date would be based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123; that is, an entity would not re-measure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date of SFAS 123(R). This Statement is not expected to have a material impact on the Company's consolidated financial statements.


2.    RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2005 and 2004, these reserve balances amounted to $3,920,000 and $2,417,000, respectively.

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY

3.    SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:


                                                             December 31, 2005
                                            ------------------------------------------------
                                                            Gross        Gross
                                            Amortized    Unrealized    Unrealized      Fair
                                              Cost          Gains        Losses        Value
                                            ---------    ----------    ----------      -----
                                                              (In thousands)

Securities Available for Sale
-----------------------------
Debt Securities:
  Government-sponsored enterprises            $50,443       $  -         $  862      $49,581
  Corporate                                     9,564          5            555        9,014
  Mortgage-backed                              31,574         75            417       31,232
                                              -------       ----         ------      -------
      Total debt securities                    91,581         80          1,834       89,827

Marketable equity securities                    3,426        116            271        3,271
Mutual funds                                    1,205          -              5        1,200
                                              -------       ----         ------      -------

      Total securities available for sale     $96,212       $196         $2,110      $94,298
                                              =======       ====         ======      =======

Securities Held to Maturity
---------------------------

State and municipal obligations               $ 6,766       $138         $   12      $ 6,892
Mortgage-backed securities                     22,540          -            574       21,966
                                              -------       ----         ------      -------

 Total securities held to maturity            $29,306       $138         $  586      $28,858
                                              =======       ====         ======      =======

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY

SECURITIES (Continued)




                                                             December 31, 2004
                                            ------------------------------------------------
                                                            Gross        Gross
                                            Amortized    Unrealized    Unrealized      Fair
                                              Cost          Gains        Losses        Value
                                            ---------    ----------    ----------      -----
                                                              (In thousands)

Securities Available for Sale
-----------------------------
Debt Securities:
  Government-sponsored enterprises            $41,419       $ 73         $286        $41,206
  Corporate                                     9,364        150           29          9,485
  Mortgage-backed                              27,805        468           66         28,207
                                              -------       ----         ----        -------
      Total debt securities                    78,588        691          381         78,898
                                              -------       ----         ----        -------

Marketable equity securities                    3,859        203          311          3,751
Mutual funds                                    1,216         17            -          1,233
                                              -------       ----         ----        -------

      Total securities available for sale     $83,663       $911         $692        $83,882
                                              =======       ====         ====        =======

Securities Held to Maturity
---------------------------

  State and municipal obligations             $ 8,588       $340         $  -        $ 8,928
  Mortgage-backed securities                   29,185         15           16         29,184
                                              -------       ----         ----        -------

      Total securities held to maturity       $37,773       $355         $ 16        $38,112
                                              =======       ====         ====        =======

At December 31, 2005 and 2004, obligations of government-sponsored enterprises with a carrying value of $3,860,000 and $2,371,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. Also, obligations of government-sponsored enterprises with a carrying value of $54,464,000 and $63,957,000 were pledged to secure Federal Home Loan Bank advances at December 31, 2005 and 2004, respectively.

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY

SECURITIES (Continued)


The amortized cost and fair value of debt securities by contractual maturity at December 31, 2005 follows:


                                    Available for Sale         Held to Maturity
                                   ---------------------     ---------------------
                                   Amortized      Fair       Amortized      Fair
                                     Cost         Value        Cost         Value
                                   ---------      -----      ---------      -----
                                                   (In thousands)

Within 1 year                       $ 9,237      $ 9,119      $ 1,761      $ 1,769
After 1 year through 5 years         50,770       49,476        2,793        2,831
After 5 years through 10 years            -            -        1,014        1,041
Over 10 years                             -            -        1,198        1,251
                                    -------      -------      -------      -------
                                     60,007       58,595        6,766        6,892

Mortgage-backed securities           31,574       31,232       22,540       21,966
                                    -------      -------      -------      -------

                                    $91,581      $89,827      $29,306      $28,858
                                    =======      =======      =======      =======

For the years ended December 31, 2005, 2004 and 2003, proceeds from sales of securities available for sale amounted to $2,590,000, $1,646,000 and $864,000, respectively. Gross realized gains amounted to $244,000, $176,000 and $13,000, respectively. Gross realized losses amounted to $215,000, $65,000 and $11,000, respectively. The tax provision applicable to these net realized gains and losses amounted to $10,000, $39,000 and $2,000, respectively.

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY

SECURITIES (Continued)


Information pertaining to securities with gross unrealized losses at December 31, 2005 and 2004, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:



                                           Less Than Twelve Months    Over Twelve Months
                                           -----------------------   -------------------
                                               Gross                   Gross
                                             Unrealized    Fair      Unrealized    Fair
                                               Losses      Value       Losses      Value
                                             ----------    -----     ----------    -----
December 31, 2005:                                          (In thousands)

Securities Available for Sale
-----------------------------
Debt securities:
  Government-sponsored enterprises              $284      $24,170      $  578     $25,411
  Corporate                                      319        5,868         236       1,812
  Mortgage-backed                                313       20,913         104       4,063
                                                ----      -------      ------     -------
      Total debt securities                      916       50,951         918      31,286

Marketable equity securities                      61          650         210       1,134
Mutual funds                                       5        1,200           -           -
                                                ----      -------      ------     -------

                                                $982      $52,801      $1,128     $32,420
                                                ====      =======      ======     =======

Securities Held to Maturity
---------------------------
State and municipal obligations                 $ 12      $   783      $    -     $     -
Mortgage-backed securities                       472       16,542         102       5,424
                                                ----      -------      ------     -------
                                                $484      $17,325      $  102     $ 5,424
                                                ====      =======      ======     =======

December 31, 2004:

Securities available for sale
-----------------------------
Debt securities:
  Government-sponsored enterprises              $ 59      $15,445      $  227     $10,770
  Corporate                                       29        2,035           -           -
  Mortgage-backed                                 81       24,304           -           -
                                                ----      -------      ------     -------
      Total debt securities                      169       41,784         227      10,770
Marketable equity securities                      55          614         256       1,229
                                                ----      -------      ------     -------

                                                $224      $42,398      $  483     $11,999
                                                ====      =======      ======     =======

Securities Held to Maturity
---------------------------
Mortgage-backed securities                      $ 16      $19,365      $    -     $     -
                                                ====      =======      ======     =======

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY

SECURITIES (Continued)


Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

At December 31, 2005, six debt securities have unrealized losses with aggregate depreciation of less than 10% from the Company's amortized cost basis. These unrealized losses relate to the financing, automotive, and chemical industries during 2005 as these industries continue to struggle with profitability. In analyzing an issuer's financial condition, management considers whether the debt securities are issued by government-sponsored enterprises and mortgage-backed securities, whether downgrades by bond rating agencies have occurred, and industry analysts' reports. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

At December 31, 2005, there were no marketable equity securities that had unrealized losses with aggregate depreciation of 30% from the Company's cost basis, which is management's guideline for evaluating other-than-temporary impairment. Evaluation will also occur at an earlier stage if conditions warrant. Equity securities are reviewed for impairment by examining several factors, such as financial condition and near-term prospects of the issuer, credit deterioration of the issuer, rating downgrades, business segment dynamics, extent to which the market value is less than cost, length of time held, and buy/hold/sell recommendations of investment advisors or market analyst. At December 31, 2005, no unrealized losses were deemed to be other than temporary.

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY

4.    LOANS

A summary of the balances of loans follows:


                                                    December 31,
                                               ----------------------
                                                 2005          2004
                                                 ----          ----
                                                   (In thousands)

Real estate mortgage loans:
  Commercial                                   $213,815      $192,822
  Residential                                   120,345        97,496
  Construction and land development              21,490        24,240
  Home equity lines of credit                    17,915        23,131
Commercial, financial and agricultural loans     38,111        26,606
Consumer loans                                    2,623         2,510
                                               --------      --------

      Total loans                               414,299       366,805

Less: Allowance for loan losses                  (4,333)       (4,101)
   Net deferred loan fees                          (356)         (439)
                                               --------      --------
      Loans, net                               $409,610      $362,265
                                               ========      ========

An analysis of the allowance for loan losses follows:


                                                        December 31,
                                               ------------------------------
                                                2005        2004        2003
                                                ----        ----        ----
                                                       (In thousands)

Balance at beginning of year                   $4,101      $4,154      $4,854
Provision (credit) for loan losses                167         376        (602)
Loans charged-off                                   -        (525)       (211)
Recoveries of loans previously charged-off         65          96         113
                                               ------      ------      ------

Balance at end of year                         $4,333      $4,101      $4,154
                                               ======      ======      ======

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY

LOANS (Concluded)


The following is a summary of information pertaining to impaired and non-accrual loans:


                                                                 December 31,
                                                                --------------
                                                                2005      2004
                                                                ----      ----
                                                                (In thousands)

Impaired loans without a valuation allowance                    $ 49      $ 49

Impaired loans with a valuation allowance                        906        67
                                                                ----      ----

Total impaired loans                                            $955      $116
                                                                ====      ====

Valuation allowance related to impaired loans                   $ 87      $  3
                                                                ====      ====

Total non-accrual loans                                         $906      $506
                                                                ====      ====

Total loans past-due ninety days or more and still accruing     $  -      $  -
                                                                ====      ====


                                                          Years ended December 31,
                                                         --------------------------
                                                         2005      2004       2003
                                                         ----      ----       ----
                                                              (In thousands)

Average investment in impaired loans                     $485      $933      $2,193
                                                         ====      ====      ======

Interest income recognized on impaired loans             $ 26      $111      $  124
                                                         ====      ====      ======

Interest income recognized on a cash basis
 on impaired loans                                       $ 26      $ 17      $   30
                                                         ====      ====      ======

No additional funds are committed to be advanced in connection with impaired loans.

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY

5.    PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of premises and equipment follows:


                                                       December 31,
                                                  --------------------
                                                    2005         2004
                                                    ----         ----
                                                      (In thousands)

Premises:
  Land                                            $ 1,600      $ 1,600
  Buildings                                         6,407        6,355
  Leasehold improvements                              436           22
Furniture and equipment                             4,812        5,578
Assets in process                                       -          151
                                                  -------      -------
                                                   13,255       13,706
Accumulated depreciation and amortization          (7,338)      (8,179)
                                                  -------      -------
                                                  $ 5,917      $ 5,527
                                                  =======      =======

Depreciation and amortization expense for the years ended December 31, 2005, 2004 and 2003 amounted to $813,000, $659,000 and $639,000, respectively.

Pursuant to the terms of noncancelable lease agreements in effect at December 31, 2005, pertaining to premises and equipment, future minimum rent commitments under various operating leases are as follows:


         Year Ending
         December 31,                 Amount
         ------------                 ------
                                  (In thousands)

            2006                      $   97
            2007                          97
            2008                          83
            2009                          83
            2010                          87
            Thereafter                   842
                                      ------
                                      $1,289
                                      ======

Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes and percentage increases in the consumer price index. In addition, the leases contain options to extend for periods from five to ten years. The cost of such rentals is not included above. Total rent expense for the years ended December 31, 2005, 2004 and 2003 amounted to $127,000, $85,000 and $124,000, respectively.

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY

6.    DEPOSITS

A summary of deposits by type is as follows:


                                                   December 31,
                                              ----------------------
                                                2005          2004
                                                ----          ----
                                                  (In thousands)

Demand deposits                               $ 80,705      $ 80,232
NOW                                             55,493        42,880
Regular and other savings                       87,146        89,957
Money market deposits                           29,835        38,518
                                              --------      --------
      Total non-certificate accounts           253,179       251,587
                                              --------      --------

Term certificates less than $100,000           116,861       112,912
Term certificates of $100,000 or more           45,806        35,406
                                              --------      --------
      Total certificate accounts               162,667       148,318
                                              --------      --------
      Total deposits                          $415,846      $399,905
                                              ========      ========

At December 31, 2005, the scheduled maturities of time deposits are as follows:


                                        Amount
                                        ------
                                    (In thousands)

            2006                      $135,606
            2007                        22,182
            2008                         2,341
            2009                         1,372
            2010                         1,166
                                      --------
                                      $162,667
                                      ========

7.    SHORT-TERM BORROWINGS

Short-term borrowings consist of Federal Home Loan Bank advances amounting to $7,000,000 at December 31, 2005, with an original maturity of less than one year at a weighted average rate of 4.07%. There were no short-term borrowings at December 31, 2004.

The Bank also has an available line of credit in the amount of $500,000 with the Federal Home Loan Bank of Boston ("FHLB") at an interest rate that adjusts daily. Borrowings under the line are limited to 2% of the Bank's total assets. All borrowings from the Federal Home Loan Bank of Boston are secured by a blanket lien on qualified collateral, defined principally as 75% of the carrying value of first mortgage loans on owner-occupied residential property and 90% of the market value of U.S. Government and federal agency securities.

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY

8.    LONG-TERM BORROWINGS

Long-term borrowings at December 31, 2005 and 2004 consists of the following FHLB advances:



                                        Amount           Weighted Average Rate
                                ---------------------    ---------------------
                                  2005         2004         2005      2004
                                  ----         ----         ----      ----
                                    (In thousands)

Fixed-rate advances maturing:

  2005                          $      -      $ 8,000         -       2.1%
  2006                             8,000        8,000       2.7%      2.7%
  2007                            27,000       20,500       3.4%      3.3%
  2008                            14,500       16,000       3.8%      2.6%
  2009*                           21,000       17,000       3.2%      2.9%
  2010                             7,000            -       4.5%        -
  Thereafter**                     6,430        3,430       5.2%      5.9%
                                --------      -------
                                  83,930       72,930       3.6%      3.0%
                                --------      -------

Fixed-rate amortizing advances
 maturing:

  2008                               739          834       6.0%      6.0%
  After 2010                      16,196       16,522       6.8%      6.8%
                                --------      -------
                                  16,935       17,356       6.7%      6.7%
                                --------      -------

Total FHLB advances             $100,865      $90,286       4.1%      3.7%
                                ========      =======

* Includes $4,000,000 callable if and when the three-month LIBOR is greater than or equal to 4.50%, and $10,000,000 callable in September 2006 and thereafter.
**    Includes $3,000,000 maturing in 2015 and callable hereafter.

9.    SUBORDINATED DEBENTURES

On March 17, 2004, Slade's Ferry Statutory Trust I (the "Trust") , a Connecticut Statutory trust formed by the Company, completed the sale of $10,000,000 of floating rate trust preferred securities (liquidation amount of $1,000 per security) in a private placement as part of a pooled trust preferred securities transaction. The Trust also issued common securities in the amount of $310,000 to the Company and used the net proceeds from the preferred and common securities to purchase subordinated debentures of the Company. The subordinated debentures are the sole assets of the Trust. The Company contributed $10,000,000 of the proceeds from the sale of the subordinated debentures to the Bank as Tier I Capital to support the Bank's growth. Total expenses associated with the offering approximating $150,000 are included in other assets and are being amortized on a straight-line basis over the life of the subordinated debentures.

The subordinated debentures and the trust preferred securities accrue and pay distributions quarterly at a floating rate of 3-Month LIBOR plus 2.79%. At December 31, 2005 and 2004, this rate was 7.29% and 5.29%, respectively. The Company has the option to defer interest payments on the subordinated debentures for up to

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY

SUBORDINATED DEBENTURES (Concluded)


five years and, accordingly, the trust may defer dividend distributions for up to five years. The Company has fully and unconditionally guaranteed all of the obligations of the Trust, including the semi-annual distributions and payments on liquidation or redemption of the trust preferred securities.

The Company has the right to redeem the subordinated debentures, in whole or in part, on or after March 17, 2009 at par value, plus any accrued but unpaid interest to the redemption date. Redemption may occur prior to March 17, 2009 under certain conditions, at a premium to par value. The trust preferred securities are mandatorily redeemable upon the maturing of the subordinated debentures on March 17, 2034, or upon earlier redemption of the subordinated debentures.

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY

10.   INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:


                                                Years Ended December 31,
                                             ------------------------------
                                              2005        2004        2003
                                              ----        ----        ----
                                                     (In thousands)

Current tax provision:
  Federal                                    $1,854      $  878      $  499
  State                                         502         323       1,196
                                             ------      ------      ------
                                              2,356       1,201       1,695
                                             ------      ------      ------
Deferred tax provision (benefit):
  Federal                                      (153)        540         307
  State                                         (42)        161          93
  Change in valuation allowance for
   deferred tax assets                            -         (15)        (88)
                                             ------      ------      ------
                                               (195)        686         312
                                             ------      ------      ------
      Total provision for income taxes       $2,161      $1,887      $2,007
                                             ======      ======      ======

The reasons for the differences between the statutory federal income tax rate and effective tax rates are summarized as follows:


                                                     Years Ended December 31,
                                                    ---------------------------
                                                    2005       2004       2003
                                                    ----       ----       ----

Statutory federal tax rate                          34.0%      34.0%      34.0%
Increase (decrease) resulting from:
  Tax-exempt income                                 (1.7)      (2.5)      (3.7)
  Dividends received deduction                      (0.4)      (0.4)      (0.4)
State tax, net of federal tax benefit                4.9        5.8        5.7
Additional state tax, net of federal benefit,
 due to REIT dividend deduction settlement             -          -       12.4
Change in valuation allowance                          -       (0.3)      (1.9)
Officers' life insurance                            (2.4)      (2.7)      (3.7)
Other, net                                           0.6        0.4        0.4
                                                    ----       ----       ----

Effective tax rates                                 35.0%      34.3%      42.8%
                                                    ====       ====       ====

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY

INCOME TAXES (Concluded)


The components of the net deferred tax asset, included in other assets, are as follows:


                                                         December 31,
                                                      ------------------
                                                       2005        2004
                                                       ----        ----
                                                        (In thousands)

Deferred tax assets:
  Allowance for loan losses                           $1,568      $1,545
  Deferred loan fees                                     118         186
  Interest on non-performing loans                        48          48
  Accrued employee benefits                              117         133
  Deferred compensation                                  145         114
  Write-down of securities                                18          53
  Net unrealized holding loss on available for
   sale equity securities                                718          55
                                                      ------      ------
                                                       2,732       2,134
                                                      ------      ------

Deferred tax liabilities:
  Accelerated depreciation                              (283)       (343)
  Prepaid pension contributions                         (356)       (458)
  Discount accretion                                      (2)         (2)
  Deferred gain on stock conversion                        -          (2)
  Net unrealized holding gain on
   available-for-sale debt securities                     (2)       (149)
                                                      ------      ------
                                                        (643)       (954)
                                                      ------      ------

      Net deferred tax asset                          $2,089      $1,180
                                                      ======      ======

Deferred tax assets as of December 31, 2005 and 2004 have not been reduced by a valuation allowance because management believes that it is more likely than not that the full amount of deferred taxes will be realized.

REIT Dividend Deduction Settlement

Slade's Ferry Preferred Capital Corporation ("SFPCC"), a subsidiary of the Bank, was dissolved in 2003 as a Massachusetts-chartered real estate investment trust ("REIT"). The Bank received dividends from SFPCC.

On March 5, 2003, the Commonwealth of Massachusetts enacted tax legislation which denied the dividends received deduction for dividends received from real estate investment trusts retroactively to 1999. The additional state tax liability created by the new law for the Bank would have been $1,764,000 plus previously assessed interest of $258,000 for the calendar years 1999 through 2002.

On June 20, 2003, the Bank and SFPCC entered into an agreement with the Massachusetts Department of Revenue (the "DOR") settling the dispute concerning the dividends received deduction through calendar year 2002 claimed or to be claimed by the Bank. Under the agreement, the Bank agreed to pay, and the DOR agreed to abate, 50% of all tax and interest assessed or unassessed relating to the REIT dividend deduction. Therefore, the previously unrecorded tax liability of $882,000, interest of $129,000 and federal and state tax benefits of $353,000 were recognized during the year ended December 31, 2003.

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY

11.   OFF-BALANCE SHEET ACTIVITIES

The Company is a party to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The Company's exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

At December 31, 2005 and 2004, the following financial instruments were outstanding for which the contract amounts represent credit risk:


                                                      Contract Amount
                                                   --------------------
                                                     2005         2004
                                                     ----         ----
                                                       (In thousands)

Commitments to grant loans                         $ 6,375      $10,798
Unfunded commitments under lines of credit          25,041       15,795
Unfunded commitments under construction loans       14,863       11,412
Equity lines of credit                              17,711       18,182
Standby letters of credit                            3,188          739

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management's credit evaluation of the customer.

Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.

Standby letters-of-credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters-of-credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral supporting those commitments, and at December 31, 2005 and 2004 such collateral amounted to $3,128,000 and $677,000 respectively.

Guarantees that are not derivative contracts have been recorded on the Company's consolidated balance sheet at their fair value at inception. The Company considers standby letters of credit to be guarantees, and the amount of the recorded liability related to such guarantees at December 31, 2005 and 2004 was $65,000, and $87,000 respectively.

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY

12.   LEGAL CONTINGENCIES

Various claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company's consolidated financial statements.

13.   MINIMUM REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Their capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005 and 2004, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY

MINIMUM REGULATORY CAPITAL REQUIREMENTS (Concluded)


As of December 31, 2005, the most recent notification from the Federal Deposit Insurance Company categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank's category. The Company's and the Bank's actual capital amounts and ratios as of December 31, 2005 and 2004 are also presented in the table.


                                                                                  To Be Well Capitalized
                                                                Minimum Capital   Under Prompt Corrective
                                               Actual             Requirement        Action Provisions
                                         -----------------      ----------------  -----------------------
                                         Amount      Ratio      Amount     Ratio     Amount      Ratio
                                         ------      -----      ------     -----     ------      -----
                                                             (Dollars in thousands)

December 31, 2005:
  Total Capital to Risk Weighted
   Assets:
    Consolidated                         $62,240     15.72%     $31,668     8.0%         N/A      N/A
    Bank                                  53,555     13.58       31,540     8.0      $39,425     10.0%

  Tier 1 Capital to Risk Weighted
   Assets:
    Consolidated                          58,014     14.66       15,834     4.0          N/A      N/A
    Bank                                  49,329     12.51       15,770     4.0       23,655      6.0

  Tier 1 Capital to Average Assets:
   Consolidated                           58,014     10.07       23,038     4.0          N/A      N/A
    Bank                                  49,329      8.56       23,038     4.0       28,797      5.0

December 31, 2004:
  Total Capital to Risk Weighted
   Assets:
    Consolidated                         $58,639     15.82%     $29,647     8.0%         N/A      N/A
    Bank                                  50,381     13.68       29,468     8.0      $36,835     10.0%

  Tier 1 Capital to Risk Weighted
   Assets:
    Consolidated                          54,538     14.72       14,824     4.0          N/A      N/A
    Bank                                  46,280     12.56       14,734     4.0       22,101      6.0

  Tier 1 Capital to Average Assets:
    Consolidated                          54,538     10.22       21,348     4.0          N/A      N/A
    Bank                                  46,280      8.67       21,348     4.0       26,685      5.0

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY

14.   EMPLOYEE BENEFIT PLANS

Pension Plan

The Company has a defined benefit plan that up to January 1, 1998 covered substantially all of its full time employees who met certain eligibility requirements. On January 1, 1998, the Bank suspended the plan so that employees no longer earn additional defined benefits for future service. The benefits paid are based on 1.5% of total salary plus .5% of compensation in excess of the integration level per year of service. The integration level was the first $750 of monthly compensation. The accrued benefit is based on years of service. Information pertaining to the activity in the plan is as follows:


                                                        Years Ended December 31,
                                                     -----------------------------
                                                       2005       2004       2003
                                                       ----       ----       ----
                                                             (In thousands)

Change in benefit obligation:
  Benefit obligation at beginning of year            $ 1,663    $ 1,747    $ 1,706
  Interest cost                                           86        105        107
  Assumption changes                                     140          -        252
  Actuarial loss (gain)                                   49          8        (95)
  Settlement                                             (41)        66         75
  Benefits paid                                         (610)      (263)      (298)
                                                     -------    -------    -------

Benefit obligation at end of year                      1,287      1,663      1,747
                                                     -------    -------    -------

Change in plan assets:
  Fair value of plan assets at beginning of year       2,094        622        673
  Actual return on plan assets                            89         25         97
  Employer contribution                                    -      1,710        150
  Benefits paid                                         (610)      (263)      (298)
                                                     -------    -------    -------

Fair value of plan assets at end of year               1,573      2,094        622
                                                     -------    -------    -------

Funded status                                            286        431     (1,125)
Unrecognized net actuarial loss                          583        687        682
                                                     -------    -------    -------

Prepaid (accrued) pension cost                       $   869    $ 1,118    $  (443)
                                                     =======    =======    =======

Amounts recognized in the balance sheet consist of:
Prepaid (accrued) benefit cost                       $   869    $ 1,118    $  (443)
Additional minimum liability                               -          -       (682)
Accumulated other comprehensive loss before
 income tax benefit                                        -          -        682
                                                     -------    -------    -------

      Net amount recognized                          $   869    $ 1,118    $  (443)
                                                     =======    =======    =======

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY

EMPLOYEE BENEFIT PLANS (Continued)


Pension Plan (Continued)

The assumptions used to determine the benefit obligation are as follows:


                                            December 31,
                                          ----------------
                                          2005       2004
                                          ----       ----

Discount rate                             5.75%      6.25%
Rate of compensation increase                -          -

The components of net periodic pension cost are as follows:


                                          Years Ended December 31,
                                        ----------------------------
                                         2005       2004       2003
                                         ----       ----       ----
                                               (In thousands)

Interest cost                           $  86      $ 105      $ 107
Expected return on plan assets           (148)      (107)       (48)
Amortization of prior service cost          -          -          -
Settlements                               276        109        117
Recognized net actuarial loss              35         42         34
                                        -----      -----      -----
                                        $ 249      $ 149      $ 210
                                        =====      =====      =====

The assumptions used to determine net periodic pension cost are as follows:


                                                Years Ended December 31,
                                                ------------------------
                                                2005      2004      2003
                                                ----      ----      ----

Discount rate                                   6.25%     6.25%     7.00%
Expected long term rate of return on assets     8.00      8.00      8.00

The expected long-term rate of return on plan assets reflects management's expectations of long-term average rates of returns on funds invested to provide benefits included in the projected benefit obligations. The expected rate of return is based on the outlook for inflation, fixed income returns, and equity returns, which in turn is based upon historical returns and asset allocation. Applying the actual allocation percentages to the anticipated rate of return results in an overall rate of compensation assumption of 8.00%.

The Company's pension plan weighted average asset allocations are as follows:


                            Percentage of Plan Assets at
                                    December 31,
                            ----------------------------
                                 2005         2004
                                 ----         ----

Asset Category
--------------
Equity securities                65.50%       14.03%
Debt securities                  32.70         6.62
Money market funds                1.80        79.35
                                ------       ------
Total                           100.00%      100.00%
                                ======       ======

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY

EMPLOYEE BENEFIT PLANS (Continued)


Pension Plan (Concluded)

Equity securities include the Company's common stock in the amounts of $0 and $75,000 (3.6% of total plan assets) at December 31, 2005 and 2004, respectively.

The investment portfolio serves as the primary source of earnings for the defined benefit pension plan and provides the plan with a source of liquidity. As funds are available to invest, the Company obtains the recommendation from investment advisors regarding the best and most suitable type of security to purchase. Debt securities are purchased with the ability and intent to hold the security to its stated maturity, or in the case of equity securities, viewed as a long-term hold. Securities may be sold from time to time prior to maturity should liquidity requirements necessitate the sale.

No contribution is expected for the plan year beginning January 1, 2006.

Estimated future benefit payments are as follows:


    Year Ending December 31,           Amount
    ------------------------           ------
                                   (In thousands)

            2006                        $248
            2007                          12
            2008                          15
            2009                          62
            2010                         161
            Years 2011 - 2015            308

401(k) Plan

The Company has a 401(k) Plan whereby substantially all employees who attain the age of 21 and complete three months of service are eligible to participate in the Plan. Employees may contribute up to 100 percent of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions equal to 3 percent of the first 6 percent of an employee's compensation contributed to the Plan. Matching contributions vest to the employee after a one-year period. For the years ended December 31, 2005, 2004 and 2003, expense attributable to the Plan amounted to $97,000, $104,000 and $20,000, respectively.

Employees who attain age 21 and complete one year of service (1,000 hours) are also eligible to receive profit sharing contributions under the 401(k) plan. The Company contributes amounts at the Company's discretion. Costs recognized by the Company for profit-sharing amounted to $114,000, $101,000 and $300,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Employment Agreements

In May of 2004, the Company entered into an Employment Agreement with the President of the Company. In August of 2004, the Company entered into Employment Agreements with two additional Executive Officers. Under the agreements, the President and Executive Officers are entitled to severance benefits upon a change-in-control as defined in the agreements. The severance benefits include, among other things, the value of the cash compensation, value of employer contributions to employer-provided benefit plans and continued fringe benefits that the President would have received had she worked an additional three years and the Executive Officers would have received had they worked an additional two years. In addition, the President and Executive Officers would be entitled to accelerated vesting in other benefit plans upon a change of control or termination without cause. The President would also be indemnified for any impact from excise taxes due under

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY

EMPLOYEE BENEFIT PLANS (Concluded)


Employment Agreements (Concluded)

Section 4999 of the Code while the Executive Officers would have any benefits limited to avoid excise taxes under Section 4999 of the Code.

In May of 2005, the Company entered into Change of Control Agreements with two additional executive officers of the Bank. These agreements provide for a one-year severance payment upon a change of control that results in a termination of the executives' employment.

Supplemental Retirement Plans

The Bank has entered into supplemental retirement plans with certain executive officers and trustees that provide for supplemental benefits commencing with retirement. The present value of estimated future benefits payable is accrued over the required service periods. For the years ended December 31, 2005, 2004 and 2003, expense attributable to the supplemental retirement plans amounted to $40,000, $30,000, and $29,000, respectively.

In connection with the supplemental retirement plans, the Bank has purchased life insurance policies applicable to the executive officers and directors included in the plans. The policies are reflected on the consolidated balance sheet at cash surrender value. Increases in cash surrender value are reflected in other income in the consolidated statements of income.

15.   STOCK COMPENSATION PLANS

Slade's Ferry Bancorp. Stock Option Plan (Stock Option Plan)

The Stock Option Plan includes a Discretionary Grant Program and an Automatic Grant Program. The maximum number of shares of common stock issuable over the term of the Stock Option Plan may not exceed 275,625 shares and the maximum aggregate number of shares issuable under both programs in any plan year may not exceed 55,125 shares. Unless sooner terminated by the Board, the Stock Option Plan will in all events terminate on March 11, 2006.

Under the Discretionary Grant Program, key employees, including officers, may be granted incentive stock options to purchase shares of common stock of the Company. The exercise price per share may not be less than one hundred percent of the fair market value of common stock at the grant date and options become exercisable upon grant. The maximum term of each option is ten years.

The Automatic Grant Program is limited to non-employee directors of the Company or its subsidiary. A non-statutory option for 2,000 shares of common stock is granted each plan year to eligible directors. The exercise price per share is equal to one hundred percent of the fair market value of common stock at the grant date and options become exercisable upon grant. The maximum term of each option is five years.

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY

STOCK COMPENSATION PLANS (Continued)


Slade's Ferry Bancorp. 2004 Equity Incentive Plan (2004 Plan)

The maximum number of shares of stock reserved and available for issuance under the 2004 Plan is 300,000 shares, subject to adjustment as provided in the Plan (through the application of certain anti-dilution provisions); provided that not more than 100,000 shares shall be issued in the form of Unrestricted Stock Awards, Restricted Stock Awards or Deferred Stock Awards.

Stock options granted under the 2004 Plan may be either incentive stock options or non-qualified stock options. The exercise price for incentive stock options granted to employees shall not be less than 100 percent of the fair market value at grant date. No stock option shall be exercisable more than 10 years after the date the stock option is granted.

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

The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. (See Note 1.)

A summary of the status (shares in thousands) of the Company's stock option plans are presented below:


                                                   2005                    2004                    2003
                                           ----------------------  ----------------------  ----------------------
                                                      Weighted                Weighted                Weighted
                                                      Average                 Average                 Average
                                           Shares  Exercise Price  Shares  Exercise Price  Shares  Exercise Price
                                           ------  --------------  ------  --------------  ------  --------------

<s>                                        <c>         <c.         <c>         <c>         <c>         <c>
Outstanding at beginning
 of year                                     215       $15.92        161       $12.90        164       $12.12
Granted                                       78        18.74         99        19.46         48        15.91
Exercised                                    (30)       10.55        (42)       12.55         (8)       11.23
Forfeited                                     (8)       19.14         (3)       18.55        (24)       16.19
Surrendered for stock appreciation value       -                       -                     (19)       10.11
                                           -----                   -----                   -----
Outstanding at end of year                   255       $17.35        215       $15.92        161       $12.90
                                           =====                   =====                   =====

Options exercisable at year-end              211       $17.03        173       $15.04        161       $12.90
Weighted-average fair value
 of options granted during the year        $6.46                   $6.08                   $3.56

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY

STOCK COMPENSATION PLANS (Concluded)


Slade's Ferry Bancorp. 2004 Equity Incentive Plan (2004 Plan) (Concluded)

Information pertaining to options (in thousands) outstanding at December 31, 2005 is as follows:


               Options Outstanding                         Options Exercisable
--------------------------------------------------    ------------------------------
                                  Weighted Average
Weighted Average      Number         Remaining          Number      Weighted Average
 Exercise Price    Outstanding    Contractual Life    Outstanding    Exercise Price
----------------   -----------    ----------------    -----------   ----------------

    $ 9.50              22            .36 years            22            $ 9.50
     14.15              24           1.36 years            24             14.15
     14.59              28           2.36 years            28             14.59
     18.55               9           2.75 years             9             18.55
     18.85              66           4.42 years            22             18.85
     18.85              12           4.42 years            12             18.85
     19.25              30           3.36 years            30             19.25
     19.55              64           8.85 years            64             19.55
                       ---                                ---
     17.35             255           4.49 years           211             17.03
                       ===                                ===

16.   RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has granted loans to principal officers and directors and their affiliates amounting to $11,455,000 at December 31, 2005 and $6,955,000 at December 31, 2004. During the year ended December 31, 2005, total principal additions were $13,544,000 and total principal payments were $7,811,000. Included in the December 31, 2004 balance are loans amounting to $1,233,000 for principal officers and directors who have retired or are no longer affiliated with the Company.

Deposits from related parties held by the Bank at December 31, 2005 and 2004 amounted to $3,867,000 and $3,599,000, respectively.

17.   RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10 percent of the Bank's capital stock and surplus on a secured basis.

In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

At December 31, 2005, the Bank's retained earnings available for the payment of dividends was $5,048,000. Accordingly, $45,432,000 of the Company's equity in the net assets of the Bank was restricted at December 31, 2005. Funds available for loans or advances by the Bank to the Company amounted to $10,096,000.

18.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY

FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)


where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash and cash equivalents - The carrying amounts of cash and cash equivalents approximate fair values.

Interest-bearing deposits in banks -The carrying amounts of interest-bearing deposits maturing within ninety days approximate their fair values. Fair values of other interest-bearing deposits are estimated using discounted cash flow analyses based on current rates for similar types of deposits.

Securities - Fair values for securities, excluding Federal Home Loan Bank stock, are based on quoted market prices. The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

Loans receivable - For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Deposit liabilities - The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Short-term borrowings - For short-term borrowings maturing within ninety days, carrying values approximate fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

Long-term borrowings and subordinated debt - The fair values of the Company's long-term borrowings and subordinated debt are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

Accrued interest - The carrying amounts of accrued interest approximate fair value.

Off-balance sheet credit-related instruments - Fair values for off-balance-sheet, credit related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing and are not material.

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY

FAIR VALUE OF FINANCIAL INSTRUMENTS (Concluded)


The estimated fair values, and related carrying or notional amounts, of the Company's financial instruments are as follows:


                                                             December 31,
                                            ----------------------------------------------
                                                    2005                      2004
                                            --------------------      --------------------
                                            Carrying      Fair        Carrying      Fair
                                             Amount       Value        Amount       Value
                                            --------      -----       --------      -----
                                                            (In thousands)

Financial assets:
  Cash and cash equivalents                 $ 20,018    $ 20,018      $ 35,194    $ 35,194
  Interest-bearing certificates of
   deposit with other banks                      100         100           100         100
  Securities available for sale               94,298      94,298        83,882      83,882
  Securities held to maturity                 29,306      28,858        37,773      38,112
  Federal Home Loan Bank stock                 6,304       6,304         4,650       4,650
  Loans, net                                 409,610     403,712       362,265     359,600
  Accrued interest receivable                  2,298       2,298         1,969       1,969

Financial liabilities:
  Deposits                                   415,846     415,728       399,905     400,095
  Short-term borrowings                        7,000       7,000             -           -
  Long-term borrowings                       100,865     101,035        90,286      91,656
  Subordinated debt                           10,310      10,310        10,310      10,310

19.   CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining only to Slade's Ferry Bancorp. is as follows:


                                                          December 31,
                                                      --------------------
BALANCE SHEETS                                         2005         2004
--------------                                         ----         ----
                                                         (In thousands)

Assets
------

Cash and due from banks                               $ 2,621      $ 1,671
Securities available for sale (at fair value)           5,868        6,457
Investment in Bank subsidiary                          50,480       48,652
Investment in Trust subsidiary                            310          310
Other assets                                              266          615
                                                      -------      -------
      Total assets                                    $59,545      $57,705
                                                      =======      =======

Liabilities and Stockholders' Equity
------------------------------------

Subordinated debentures                               $10,310      $10,310
Other liabilities                                         380          794
                                                      -------      -------
      Total liabilities                                10,690       11,104
                                                      -------      -------

Stockholders' equity                                   48,855       46,601
                                                      -------      -------
      Total liabilities and stockholders' equity      $59,545      $57,705
                                                      =======      =======

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY

CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (Continued)



                                                             Years Ended December 31,
                                                        ---------------------------------
STATEMENTS OF INCOME                                      2005         2004         2003
--------------------                                      ----         ----         ----
                                                                  (In thousands)

Income:
  Dividends from Bank subsidiary                        $ 1,470      $ 1,440      $ 1,400
  Dividends from Trust subsidiary                            19           10            -
  Interest on investments                                   240          193          130
  Management fee income from subsidiary                     316          412          318
  Gain on sale of securities available for sale, net          -            3            -
                                                        -------      -------      -------
      Total income                                        2,045        2,058        1,848
  Operating expenses                                     (1,256)      (1,143)        (446)
                                                        -------      -------      -------
  Income before income taxes and equity in
   undistributed net income of subsidiaries                 789          915        1,402
  Applicable income tax provision (benefit)                (231)        (175)           8
                                                        -------      -------      -------
                                                          1,020        1,090        1,394
  Equity in undistributed net income of Bank
   subsidiary                                             3,000        2,527        1,290
                                                        -------      -------      -------

      Net income                                        $ 4,020      $ 3,617      $ 2,684
                                                        =======      =======      =======

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY

CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (Concluded)



                                                             Years Ended December 31,
                                                        ---------------------------------
STATEMENTS OF CASH FLOWS                                  2005         2004         2003
------------------------                                  ----         ----         ----
                                                                  (In thousands)

Cash flows from operating activities:
  Net income                                            $ 4,020      $ 3,617      $ 2,684
  Adjustments to reconcile net income to net cash
   used by operating activities:
    Equity in undistributed net income of Bank
     subsidiary                                          (3,000)      (2,527)      (1,290)
    Increase in other assets                                532           44           95
    Increase (decrease) in accrued expenses                 (18)          10         (124)
    Increase (decrease) in other liabilities               (546)          36          (11)
                                                        -------      -------      -------

      Net cash provided by operating activities             988        1,180        1,354
                                                        -------      -------      -------

Cash flows from investing activities:
  Purchases of securities available for sale                  -       (3,183)      (4,297)
  Proceeds from maturities of securities available
   for sale                                                 500            -        5,500
  Investment in Bank subsidiary                               -      (10,000)           -
  Investment in Trust subsidiary                              -         (310)           -
  Capital expenditures                                        -          (48)           -
                                                        -------      -------      -------

      Net cash provided (used) by investing activities      500      (13,541)       1,203
                                                        -------      -------      -------

Cash flows from financing activities:
  Proceeds from issuance of common stock                    627          710          796
  Proceeds from exercise of stock options                   316          532           94
  Cash dividends paid on common stock                    (1,481)      (1,451)      (1,425)
  Retirement of shares of common stock                        -          (32)           -
  Net proceeds from issuance of subordinated
   debentures                                                 -       10,160            -
                                                        -------      -------      -------

      Net cash provided (used) by financing activities     (538)       9,919         (535)
                                                        -------      -------      -------

Net increase (decrease) in cash and cash equivalents        950       (2,442)       2,022
Cash and cash equivalents at beginning of year            1,671        4,113        2,091
                                                        -------      -------      -------

Cash and cash equivalents at end of year                $ 2,621      $ 1,671      $ 4,113
                                                        =======      =======      =======

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)


20.   QUARTERLY DATA (UNAUDITED)


                                                           Years Ended December 31,
                                 -----------------------------------------------------------------------------
                                                 2005                                    2004
                                 -------------------------------------   -------------------------------------
                                 Fourth     Third    Second     First    Fourth     Third    Second     First
                                 Quarter   Quarter   Quarter   Quarter   Quarter   Quarter   Quarter   Quarter
                                 -------   -------   -------   -------   -------   -------   -------   -------
                                                     (In thousands, except per share data)

Interest and dividend income     $ 7,691   $ 7,462   $ 7,109   $ 6,657   $ 6,619   $ 6,250   $ 5,757   $ 5,480
Interest expense                  (3,123)   (2,980)   (2,686)   (2,206)   (2,183)   (2,025)   (2,005)   (1,733)
                                 -------------------------------------   -------------------------------------

Net interest income                4,568     4,482     4,423     4,451     4,436     4,225     3,752     3,747
Provision for loan losses            (58)      (44)      (15)      (50)        -         -      (130)     (246)
                                 -------------------------------------   -------------------------------------

Net interest income, after
 provision for loan losses         4,510     4,438     4,408     4,401     4,436     4,225     3,622     3,501
Noninterest income                   609       602       540       569       529       813       600       563
Noninterest expense               (3,277)   (3,682)   (3,622)   (3,315)   (2,890)   (3,462)   (3,220)   (3,213)
                                 -------------------------------------   -------------------------------------

Income before income taxes         1,842     1,358     1,326     1,655     2,075     1,576     1,002       851
Provision for income taxes          (670)     (458)     (478)     (555)     (744)     (500)     (377)     (266)
                                 -------------------------------------   -------------------------------------
Net Income                       $ 1,172   $   900   $   848   $ 1,100   $ 1,331   $ 1,076   $   625   $   585
                                 =====================================   =====================================

Earnings per common share:
Basic                            $  0.28   $  0.22   $  0.21   $  0.27   $  0.32   $  0.27   $  0.15   $  0.15
                                 =====================================   =====================================
Diluted                          $  0.28   $  0.22   $  0.21   $  0.27   $  0.32   $  0.26   $  0.15   $  0.14
                                 =====================================   =====================================