Form 10-Q
period 2006-03-31
SLADES FERRY BANCORP
filed 2006-05-12
CIK 857499

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended    March 31, 2006
                       ------------------

Commission file number    000-23904
                        -------------

                           SLADE'S FERRY BANCORP.
          --------------------------------------------------------
          (Exact name of registrant as specified in its character)

Massachusetts                                          04-3061936
-------------------------------                        ----------------------
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                      Identification Number)

100 Slade's Ferry Avenue
Somerset, Massachusetts                                02726
----------------------------------------               ----------------------
(Address of principal executive offices)               (Zip code)

                               (508)-675-2121
            ----------------------------------------------------
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

      Yes    [X]                    No    [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]   Accelerated Filer [ ]   Non Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
      Yes    [ ]                    No    [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                  Common stock ($0.01 par value) 4,165,125
                  outstanding shares as of April 30, 2006.
                  ----------------------------------------

                              TABLE OF CONTENTS

                                   Part I

ITEM 1 - Financial Statements (Unaudited)                                     3

       - Consolidated Financial Statements of Slade's Ferry Bancorp.
         and Subsidiary
       - Consolidated Balance Sheets - March 31, 2006 and December 31, 2005
       - Consolidated Statements of Income - Three Months Ended
         March 31, 2006 and 2005
       - Consolidated Statement of Changes in Stockholder's Equity -
         Three Months Ended March 31, 2006
       - Consolidated Statements of Cash Flows - Three Months Ended
         March 31, 2006 and 2005
       - Notes to Consolidated Financial Statements

ITEM 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               11

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk          28

ITEM 4 - Controls and Procedures                                             30

                                   Part II

ITEM 1 - Legal Proceedings                                                   31

ITEM 1A - Risk Factors                                                       31

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds         31

ITEM 3 - Defaults Upon Senior Securities                                     32

ITEM 4 - Submission of Matters to a Vote of Security Holders                 32

ITEM 5 - Other Information                                                   32

ITEM 6 - Exhibits                                                            32

                                   ITEM 1

                            FINANCIAL STATEMENTS

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEET
                                 (Unaudited)


                                                                    March 31, 2006    December 31, 2005
                                                                    --------------    -----------------
Assets                                                                         (In thousands)
------

Cash and due from banks                                                $ 16,116            $ 17,782
Interest-bearing demand deposits with other banks                           661                  36
Federal funds sold                                                            -               2,200
                                                                       --------            --------
      Cash and cash equivalents                                          16,777              20,018
Interest-bearing certificates of deposit with other banks                   100                 100
Securities available for sale                                            92,435              94,298
Securities held to maturity (fair value approximates $27,734
 at March 31, 2006 and $28,858 as ofat December 31, 2005)                28,201              29,306
Federal Home Loan Bank stock, at cost                                     6,304               6,304
Loans, net of allowance for loan losses of $4,372
 at March 31, 2006 and $4,333 at December 31, 2005                      414,396             409,610
Premises and equipment, net                                               5,857               5,917
Goodwill                                                                  2,173               2,173
Accrued interest receivable                                               2,354               2,298
Bank-owned life insurance                                                11,991              11,884
Deferred tax assets, net                                                  2,108               2,089
Other assets                                                              2,048               1,917
                                                                       --------            --------

                                                                       $584,744            $585,914
                                                                       ========            ========

Liabilities and Stockholders'' Equity
-------------------------------------

Deposits:
  Noninterest-bearing                                                  $ 75,754            $ 80,705
  Interest-bearing                                                      332,035             335,141
                                                                       --------            --------
      Total deposits                                                    407,789             415,846
Short-term borrowings                                                    20,500               7,000
Long-term borrowings                                                     93,752             100,865
Subordinated debentures                                                  10,310              10,310
Accrued expenses and other liabilities                                    2,654               3,038
                                                                       --------            --------
      Total liabilities                                                 535,005             537,059
Stockholders' equity:
  Common stock, par value $0.01 per share; authorized 10,000,000 shares; issued and outstanding 4,155,712 shares at March 31,
   2006 and 4,132,200 shares at December 31, 2005                            41                  41
  Additional paid-in capital                                             31,405              31,014
  Retained earnings                                                      19,530              18,998
  Accumulated other comprehensive loss                                   (1,237)             (1,198)
                                                                       --------            --------
      Total stockholders' equity                                         49,739              48,855
                                                                       --------            --------

                                                                       $584,744            $585,914
                                                                       ========            ========

The accompanying notes are an integral part of these consolidated financial statements.

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)


                                                                      Three Months Ended March 31,
                                                                          2006           2005
                                                                       ----------     ----------
                                                                   (In thousands, except share data)

Interest and dividend income:
  Interest and fees on loans                                           $    6,435     $    5,266
  Interest and dividends on securities:
    Taxable                                                                 1,333          1,231
    Tax-exempt                                                                 69             91
  Interest on federal funds sold                                               11             65
    Other interest                                                              8              4
                                                                       ----------     ----------
      Total interest and dividend income                                    7,856          6,657
                                                                       ----------     ----------
Interest expense:
  Interest on deposits                                                      1,911          1,159
  Interest on Federal Home Loan Bank advances                               1,156            911
  Interest on subordinated debentures                                         224            136
                                                                       ----------     ----------
      Total interest expense                                                3,291          2,206
                                                                       ----------     ----------
Net interest and dividend income                                            4,565          4,451
Provision for loan losses                                                      39             50
                                                                       ----------     ----------
Net interest income, after provision for loan losses                        4,526          4,401
                                                                       ----------     ----------
Noninterest income:
  Service charges on deposit accounts                                         307            208
  Gain on sales and calls of available-for-sale securities, net                 3              2
  Increase in cash surrender value of life insurance policies                 107            147
  Other income                                                                286            212
                                                                       ----------     ----------
      Total noninterest income                                                703            569
                                                                       ----------     ----------
Noninterest expense:
  Salaries and employee benefits                                            2,111          1,975
  Occupancy and equipment expense                                             493            409
  Professional fees                                                           412            307
  Marketing expense                                                            78             99
  Other expense                                                               656            525
                                                                       ----------     ----------
      Total noninterest expense                                             3,750          3,315
                                                                       ----------     ----------
Income before income taxes                                                  1,479          1,655
Provision for income taxes                                                    572            555
                                                                       ----------     ----------
      Net income                                                       $      907     $    1,100
                                                                       ==========     ==========

Earnings per share:
  Basic                                                                $     0.22     $     0.27
                                                                       ==========     ==========
  Diluted                                                              $     0.22     $     0.27
                                                                       ==========     ==========
Average common shares outstanding:
  Basic                                                                 4,149,686      4,076,707
                                                                       ==========     ==========
  Diluted                                                               4,160,028      4,113,256
                                                                       ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (Unaudited)


                                                                                            Accumulated
                                          Shares of              Additional                    Other
                                            Common     Common      Paid-in     Retained    Comprehensive
                                            Stock      Stock       Capital     Earnings         Loss         Total
                                          -------------------------------------------------------------------------
                                                              (In thousands, except share data)

Balance at December 31, 2005              4,132,200     $41       $31,014      $18,998        $(1,198)      $48,855
Comprehensive income:

  Net income                                              -             -          907              -           907

  Other comprehensive income (loss)                       -             -            -            (39)          (39)
                                                                                                            -------

    Comprehensive income                                                                                        868
                                                                                                            -------

Issuance of common stock                      8,512       -           155            -              -           155

Stock options exercised                      22,000       -           228            -              -           228

Tax benefit of stock options exercised                    -            69            -              -            69

Stock-based compensation                                  -            65            -              -            65

Purchase of treasury stock                  (7,000)      -          (126)           -              -          (126)

Dividends declared ($.09 per share)                       -             -         (375)             -          (375)
                                          -------------------------------------------------------------------------

Balance at March 31, 2006                 4,155,712     $41       $31,405      $19,530        $(1,237)      $49,739
                                          =========================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                   SLADE''S FERRY BANCORP. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                                     Three Months Ended March 31,
                                                                     ----------------------------
                                                                          2006         2005
                                                                        --------     --------
                                                                            (In thousands)

Cash flows from operating activities:
Net income                                                              $    907     $  1,100
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Amortization, net of accretion of securities                                32           59
  Gain on sales and calls of available-for-sale securities, net               (3)          (2)
  Change in net deferred loan fees                                           (15)          37
  Provision for loan losses                                                   39           50
  Deferred tax provision (benefit)                                            80         (418)
  Depreciation and amortization                                              221          184
  Gain on sale of loans, net                                                   -          (40)
  Increase in cash surrender value of life insurance                        (107)        (147)
  Net change in:
    Other assets                                                            (131)       1,070
    Accrued interest receivable                                              (56)         (86)
    Other liabilities                                                       (384)         (85)
                                                                        --------     --------
      Net cash provided by operating activities                              583        1,722
                                                                        --------     --------
Cash flows from investing activities:
  Activity in available-for-sale securities:
    Purchases                                                               (489)        (767)
    Sales                                                                    665          892
    Maturities                                                             1,602        1,670
  Activity in held-to-maturity securities:
    Maturities                                                             1,092        1,772
  Purchases of Federal Home Loan Bank stock                                    -       (1,255)
  Loan principal originations, net                                        (4,810)     (17,299)
  Recoveries of loans previously charged off                                   -           25
  Capital expenditures                                                      (161)        (696)
  Proceeds from sale of investment real estate                                 -          652
  Redemption of life insurance policy                                          -          132
                                                                        --------     --------
      Net cash used in investing activities                               (2,101)     (14,874)
                                                                        --------     --------

The accompanying notes are an integral part of these consolidated financial statements.

                   SLADE'S FERRY BANCORP. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (Unaudited)


                                                                     Three Months Ended March 31,
                                                                     ----------------------------
                                                                          2006         2005
                                                                        --------     --------
                                                                            (In thousands)

Cash flows from financing activities:
  Net decrease in noninterest-bearing deposits                          $ (4,951)    $ (3,630)
  Net decrease in interest-bearing deposits                               (3,106)     (10,737)
  Short-term advances from Federal Home Loan Bank                         17,000            -
  Long-term advances from Federal Home Loan Bank                          10,000       20,000
  Payments on Federal Home Loan Bank short-term advances                 (13,500)           -
  Payments on Federal Home Loan Bank long-term advances                   (7,113)        (106)
  Proceeds from issuance of common stock                                     155          154
  Stock-based compensation                                                    65            -
  Stock options exercised                                                    228          196
  Purchase of treasury stock                                                (126)           -
  Dividends paid                                                            (375)        (368)
                                                                        --------     --------
      Net cash provided (used) by financing activities                    (1,723)       5,509
                                                                        --------     --------

Net decrease in cash and cash equivalents                                 (3,241)      (7,643)
Cash and cash equivalents at beginning of period                          20,018       35,194
                                                                        --------     --------
Cash and cash equivalents at end of period                              $ 16,777     $ 27,551
                                                                        ========     ========

Supplemental disclosures:
  Interest paid                                                         $  3,291     $  2,132
  Income taxes paid                                                     $    475     $    555

The accompanying notes are an integral part of these consolidated financial statements.

                    SLADE'S FERRY BANCORP. AND SUBSIDIARY
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                               March 31, 2006


Note A - Basis of Presentation
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the management of Slade's Ferry Bancorp. (the "Company"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The year-end consolidated financial data was derived from audited financial statements, but does not include all disclosures required by GAAP. This Form 10-Q should be read in conjunction with the Company's Annual Report filed on Form 10-K for the year ended December 31, 2005.

Note B - Accounting Policies
----------------------------

The accounting principles followed by Slade's Ferry Bancorp. and subsidiary and the methods of applying these principles which materially affect the determination of financial position, results of operations, or changes in financial position are consistent with those used for the year ended December 31, 2005, except for the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, ("SFAS 123(R)" or the "Statement") effective January 1, 2006 applicable to the Company's stock-based employee compensation plans. See Note C

The consolidated financial statements include the accounts of Slade's Ferry Bancorp. (the "Company"), its wholly-owned subsidiary, Slade's Ferry Trust Company (the "Bank") and the Bank's wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. The Company accounts for its wholly-owned subsidiary, Slade's Ferry Statutory Trust I, are using the equity method.

Slade's Ferry Statutory Trust I, a subsidiary of the Company, was formed on March 17, 2004 to sell capital securities to the public through a third party trust pool. In accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 46R, "Consolidation of Variable Interest Entities" ("FIN 46R"), the subsidiary has not been included in the consolidated financial statements.

Slade's Ferry Loan Company was dissolved in early 2005.

Note C - Stock Based Compensation
---------------------------------

The Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, ("SFAS 123 (R)" or the "Statement") effective January 1, 2006 applicable to the Company's stock-based employee compensation plans. The Company's stock-based compensation plans are described in Note 15 to the Company's consolidated financial statements included in its Form 10-K for the year ended December 31, 2005. No changes have been made to the plans during the three months ended March 31, 2006 and no awards were granted under the plans during this period. In accordance with SFAS No. 123(R), for the three months ended March 31, 2006, the Company has recognized compensation costs related to the non-vested portion of awards outstanding as of January 31, 2006 based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123. Fair value has been determined using Black-Scholes option-pricing model. Compensation costs are now being recognized over the period the employee is required to provide services for the award. The impact of adopting SFAS No. 123(R) was a reduction of income before income taxes of $65,000 and a reduction of net income by $47,000 for the three months ended March 31, 2006. Basic and diluted earnings per share were reduced by $0.01 per share. At March 31, 2006, non-vested stock options pertaining to 36,166 shares of common stock were outstanding with a weighted average fair value ranging from $5.07 to $7.20 and will vest within the next 14 months.

The intrinsic value of options exercised during the three months ended
March 31, 2006 amounted to $229,000. At March 31, 2006 the intrinsic value of options outstanding and options exercisable amounted to $4,185,000 and $3,495,000, respectively.

Prior to the adoption of SFAS No. 123(R), the Company accounted for the plans under the recognition and measurement principles of Accounting Principle Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, no stock-based employee compensation cost was reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") Statement No. 123(R), "Accounting for Stock-Based Compensation," to stock-based employee compensation for the three months ended March 31, 2005.


                                                              2005
                                                             ------
                                                         (In thousands)

Net income, as reported                                      $1,100

Deduct: stock-based employee compensation
 expense determined under fair value
 method, net of related tax effects                              38
                                                             ------

Net income, pro forma                                        $1,062
                                                             ======

Earnings per share - basic                As reported        $ 0.27
                                                             ======

                                          Pro forma          $ 0.26
                                                             ======

Earnings per share - assuming dilution    As reported        $ 0.27
                                                             ======

                                          Pro forma          $ 0.26
                                                             ======

Note D - Pension Plan
---------------------

The components of net periodic pension income are as follows:


                                  Three Months Ended March 31,
                                  -----------------------------
                                         2006      2005
                                         ----      ----
                                         (In thousands)

Interest cost                            $ 17      $ 21
Expected return on plan assets            (29)      (37)
Recognized net actuarial loss               7         9
                                         ----      ----

                                         $ (5)     $ (7)
                                         ====      ====

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2005 that it expects to make no contributions to the plan in 2006.

                                   ITEM 2

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

Slade's Ferry Bancorp., a Massachusetts corporation, is a bank holding company headquartered in Somerset, Massachusetts with consolidated assets of $584.7 million, consolidated net loans and leases of $414.4 million, consolidated deposits of $407.8 million and consolidated shareholders' equity of $49.7 million as of March 31, 2006. We conduct our business principally through our wholly-owned subsidiary, Slade's Ferry Trust Company (referred to herein as the "Bank"), a Massachusetts-chartered trust company. Our common stock is quoted on the Nasdaq Capital Market under the symbol "SFBC."

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements:

      (1)   enactment of adverse government regulation;
      (2) competitive pressures among depository and other financial institutions may increase significantly and have an effect on pricing, spending, third-party relationships and revenues;
      (3) the strength of the United States economy in general and specifically the strength of the New England economies may be different than expected, resulting in, among other things, a deterioration in overall credit quality and borrowers' ability to service and repay loans, or a reduced demand for credit, including the resultant effect on the our loan portfolio, levels of charge-offs and non-performing loans and allowance for loan losses;
      (4)   changes in the interest rate environment may reduce interest margins and adversely impact net interest income; and
      (5)   changes in assumptions used in making such forward-looking statements.

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

As used throughout this report, the terms "we," "our," "us," or the "Company" refer to Slade's Ferry Bancorp. and its consolidated subsidiary, unless context otherwise requires.

Critical Accounting Policies
----------------------------

Our significant accounting policies are incorporated by reference to Note 1 to our Consolidated Financial Statements filed within Form 10-K for the year ended December 31, 2005. In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and other-than-temporary impairment losses.

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

Comparison of Financial Condition at March 31, 2006 and December 31, 2005
-------------------------------------------------------------------------

General
-------

Total assets decreased by $1.2 million, or 0.2%, from $585.9 million at December 31, 2005 to $584.7 million at March 31, 2006. The decrease was the result of a decline in the investment portfolio, totaling $3.0 million, along with a decline in cash and cash equivalents totaling $3.2 million. The decrease in the investment portfolio and cash and cash equivalents were partially offset by an increase in the loan portfolio. Total net loans increased by $4.8 million, or 1.2%, from $409.6 million to $414.4 million. During the first quarter of 2006, deposits decreased by $8.1 million, or 1.9%, from $415.8 million to $407.8 million. The decrease in deposits was offset by an increase in Federal Home Loan Bank advances totaling $6.4 million.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents decreased by $3.2 million, from $20.0 million at December 31, 2005 to $16.8 million at March 31, 2006. The decrease funded a portion of the growth in the loan portfolio.

Investment Portfolio
--------------------

The main objectives of our investment portfolio are to achieve a competitive rate of return over a reasonable time period and to provide liquidity.

Our total investment portfolio decreased from $129.9 million at December 31, 2005 to $126.9 million at March 31, 2006, a decrease of 2.3%. The decrease is the result of the maturity, calls and paydowns of certain state and municipal obligations and mortgage-backed securities. Those funds were used to provide liquidity for current loan growth.

The current investment strategy is to reduce the investment portfolio through normal paydowns and maturities and reinvest these funds into higher yielding loans. At March 31, 2006, the portfolio duration was 3.4 years within the investment policy limit of 5 years. We do not purchase investments with imbedded derivative characteristics, or free-standing derivative instruments such as swaps, options, or futures.

Securities Held to Maturity

The held-to-maturity portfolio consists of mortgage-backed securities and securities issued by states and municipalities. Held-to-maturity securities decreased from $29.3 million at December 31, 2005 to $28.2 million at March 31, 2006. Management has designated these mortgage-backed securities to secure advances from the FHLB. We have the positive intent and ability to hold these securities to maturity.

The following table shows the amortized cost basis, gross unrealized gains and losses, and fair value of securities held to maturity at March 31, 2006 and December 31, 2005.


                                              March 31, 2006         December 31, 2005
                                           --------------------    --------------------
                                           Amortized     Fair      Amortized     Fair
                                              Cost       Value        Cost       Value
                                           ---------     -----     ---------     -----
                                                          (In thousands)

State and municipal obligations             $ 6,099     $ 6,194     $ 6,766     $ 6,892
Mortgage-backed securities                   22,102      21,540      22,540      21,966
                                            -------     -------     -------     -------
      Total securities held to maturity     $28,201     $27,734     $29,306     $28,858
                                            =======     =======     =======     =======

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

The following table shows the amortized cost basis, gross unrealized gains and losses, and fair value of securities available for sale at March 31, 2006 and December 31, 2005.


                                                March 31, 2006         December 31, 2005
                                             --------------------    --------------------
                                             Amortized     Fair      Amortized     Fair
                                                Cost       Value        Cost       Value
                                             ---------     -----     ---------     -----
                                                            (In thousands)

Debt Securities:
  Government-sponsored enterprises            $50,452     $49,524     $50,443     $49,581
  Corporate                                     9,540       9,070       9,564       9,014
  Mortgage-backed                              29,958      29,501      31,574      31,232
                                              -------     -------     -------     -------
      Total debt securities                    89,950      88,095      91,581      89,827
                                              -------     -------     -------     -------

Marketable equity securities                    3,253       3,159       3,426       3,271
Mutual funds                                    1,215       1,181       1,205       1,200
                                              -------     -------     -------     -------

      Total securities available for sale     $94,418     $92,435     $96,212     $94,298
                                              =======     =======     =======     =======

Loans
-----

The loan portfolio consists primarily of residential and commercial real estate loans, construction and land development loans, commercial loans, home equity lines of credit and consumer loans originated primarily in our market area. There are no foreign loans outstanding. Interest rates charged on loans are affected principally by the demand for such loans, the supply of money available for lending purposes and the rates offered by the Bank's competitors. Total net loans were 70.9% of total assets at March 31, 2006, as compared to 69.9% of total assets at December 31, 2005.

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

Multi-family and commercial real estate loans totaled $213.7 million and comprised 51% of the total gross loan portfolio at March 31, 2006. At December 31, 2005, the multi-family and commercial real estate loan portfolio totaled $213.8 million, or 51.6% of total gross loans.

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

Residential real estate loans totaled $123.7 million and comprised 29.5% of the total gross loan portfolio at March 31, 2006. At December 31, 2005, the residential real estate loan portfolio totaled $120.3 million, or 29.1% of total gross loans. Due to competitive pricing our residential loan portfolio continues to increase.

Commercial Loans

The commercial business loan portfolio consists of loans and lines predominantly collateralized by inventory, furniture and fixtures, and accounts receivable. In assessing the collateral for this type of loan, we apply a 50% liquidation value to inventories; 25% to furniture, fixtures and equipment; and 70% to accounts receivable less than 90 days of invoice date.

Commercial loans totaled $41.8 million and comprised 10% of the total gross loan portfolio at March 31, 2006. At December 31, 2005, the commercial loan portfolio totaled $38.1 million, or 9.2% of total gross loans. With the implementation of our loan portfolio management team our commercial loan officers are able to concentrate their efforts on business development.

Construction Lending

Fixed-rate construction loans are originated for the development of one-to-four family residential properties. Although we do not generally make loans secured by raw land, our policies permit the origination of such loans. Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspections by an independent construction specialist warrant.

Construction and land development loans totaled $20.5 million and comprised 4.9% of total gross loan portfolio at March 31, 2006. At December 31, 2005, construction and land development loan portfolio totaled $21.5 million or 5.2% of total gross loans. With the implementation of our loan portfolio management team our commercial loan officers are able to concentrate their efforts on business development.

Home Equity Lines of Credit

Home equity lines of credit are secured by second mortgages on owner-occupied, one-to-four family residences located in our primary market area. Our home equity lines of credit generally have interest rates, indexed to the Wall Street Journal Prime Rate, that adjust on a monthly basis.

Home equity lines of credit totaled $16.8 million and comprised 4% of the total gross loan portfolio at March 31, 2006. At December 31, 2005, the home equity line of credit portfolio totaled $17.9 million, or 4.3% of total gross loans.

Consumer Lending

Consumer loans secured by rapidly depreciable assets such as recreational vehicles and automobiles entail greater risks than one-to-four family, residential mortgage loans. Consumer loans are typically made based on the borrower's ability to repay the loan through continued financial stability. We endeavor to minimize risk by reviewing the borrower's repayment history on past debts, and assessing the borrower's ability to meet existing obligations on the proposed loan. Consumer loans are both secured and unsecured borrowings.

Consumer loans totaled $2.6 million and comprised 0.6% of the total gross loan portfolio at March 31, 2006 and March 31, 2005.

The following table summarizes our loan portfolio by category at March 31, 2006 and December 31, 2005.


                                                                                            Percentage
                                                March 31, 2006    December 31, 2005    Increase (Decrease)
                                                --------------    -----------------    -------------------
                                                                    (In thousands)

Real estate mortgage loans:
  Commercial                                       $213,733           $213,815               (0.04%)
  Residential                                       123,716            120,345                2.80%
  Construction and land development                  20,499             21,490               (4.61%)
  Home equity lines of credit                        16,758             17,915               (6.46%)
Commercial, financial and agricultural loans         41,781             38,111                9.63%
Consumer loans                                        2,622              2,623               (0.04%)
                                                   --------           --------               -----
      Total loans                                   419,109            414,299                1.16%
Less: Allowance for loan losses                      (4,372)            (4,333)               0.90%
      Net deferred loan fees                           (341)              (356)              (4.21%)
                                                   --------           --------               -----
      Loans, net                                   $414,396           $409,610                1.17%
                                                   ========           ========               =====

The increases in the loan portfolio are the result of the continued demand by small businesses for commercial and industrial loans and the normal origination process for residential loans. These increases were partially offset by the overall general market environment relating to construction loans and home equity lines of credit.

The following table presents information with respect to non-performing loans as of the dates indicated.


                                                                At March 31,    At December 31,
                                                                    2006              2005
                                                                ------------    ---------------
                                                                     (Dollars in thousands)

Non-accrual loans                                                 $   446           $   906
Loans 90 days or more past due and still accruing                     100                 -
                                                                  -------           -------

      Total non-performing loans                                  $   546           $   906
                                                                  =======           =======

Percentage of non-accrual loans to total loans                       0.11%             0.22%

Percentage of allowance for loan losses to non-accrual loans       980.27%           478.30%

The $446,000 in non-accrual loans as of March 31, 2006 consists mainly of $405,000 of commercial real estate loans, $38,000 of residential real estate loans and $3,000 of consumer loans. There were no restructured loans included in non-accrual loans for the first three months of 2006.

It is our policy to manage our loan portfolio in order to recognize problem loans at an early stage and thereby minimize loan losses. Loans are considered delinquent when any payment of principal or interest is one month or more past due. We generally commence collection procedures when accounts are 15 days past due. Generally, when a loan becomes past due 90 days or more, management discontinues the accrual of interest and reverses previously accrued interest, unless the credit is well-secured and in process of collection. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. When a loan is determined to be uncollectible, it is charged off to the Allowance for Loan Losses or, if applicable, any real estate that is securing the loan is acquired through foreclosure, and recorded as Other Real Estate Owned. At March 31, 2006, the Bank had a time note fully collateralized by real estate which is in the process of being renewed that was not placed on non-accrual status.

Management defines non-performing loans to include non-accrual loans, loans past due 90 days or more and still accruing, and restructured loans not performing in accordance with amended terms.

Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114") applies to all loans except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, loans measured at fair value or at the lower of cost or fair value. SFAS No. 114 requires that impaired loans be valued at the present value of expected future cash flows discounted at the loan's effective interest rate or as a practical expedient, at the market value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify consumer loans for impairment disclosures. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principle or interest when due according to the contractual terms of the loan agreement.

At March 31, 2006 there were $546,000 of loans which we have determined to be impaired, with a related allowance for credit losses of $63,000.

                    Analysis of Allowance for Loan Losses

The table below illustrates the changes in the Allowance for Loan Losses for the periods indicated.


                                                                      Three Months Ended March 31,
                                                                      ----------------------------
                                                                             2006       2005
                                                                           -------    -------
                                                                         (Dollars in thousands)

Balance at beginning of period                                             $4,333     $4,101
Charge-offs:
  Real estate mortgage loans:
    Commercial                                                                  -          -
    Residential                                                                 -          -
    Home equity lines of credit                                                 -          -
Commercial, financial and agricultural loans                                    -          -
Consumer                                                                        -          -
                                                                           ------     ------
                                                                                -          -
                                                                           ------     ------

Recoveries:
  Real estate mortgage loans:
    Commercial                                                                  -          -
    Residential                                                                 -         16
    Home equity lines of credit                                                 -          -
Commercial, financial and agricultural loans                                    -          8
Consumer                                                                        -          1
                                                                           ------     ------
                                                                                -         25
                                                                           ------     ------
      Net loan recoveries (charge-offs)                                         -         25
Provision for loan losses                                                      39         50
                                                                           ------     ------
      Balance at end of period                                             $4,372     $4,176
                                                                           ======     ======

Allowance for loan losses as a percent of loans at end of period             1.04%      1.05%
                                                                           ======     ======
Ratio of net recoveries (charge-offs) to average loans outstanding           0.00%      0.01%
                                                                           ======     ======

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

As the composition of the loan portfolio gradually changes and diversifies from higher credit risk weighted loans, such as commercial real estate and commercial, to residential and home equity loans, a lower overall reserve allowance rate will be required. After thorough review and analysis of the adequacy of the loan loss allowance, management determined a provision for losses of $39,000 was required for the three months ended March 31, 2006 as compared to a provision of $50,000 for the three months ended March 31, 2005. The allowance for loan losses as a percentage of total loans outstanding declined from 1.05% at December 31, 2005 to 1.04% at March 31, 2006. The decline in the provision for loan losses in 2006 was attributable to the decrease in commercial loan activity during the first quarter of 2006, as compared to the first quarter of 2005.

This table below shows an allocation of the allowance for loan losses at the dates indicated.


                                  March 31, 2006               December 31, 2005
                            --------------------------    --------------------------
                                      Percent of Loans              Percent of Loans
                                      in Each Category              in Each Category
                            Amount    to Total Loans      Amount    to Total Loans
                            --------------------------------------------------------
                                             (Dollars in thousands)

Commercial                  $  715          10.0%         $  905           9.2%

Real estate construction       101           4.9%            248           5.2%

Real estate mortgage         3,500          84.5%          3,056          85.0%

Consumer                        56           0.6%            124           0.6%
                            --------------------          --------------------
                            $4,372         100.0%         $4,333         100.0%
                            ====================          ====================

Deposits
--------

We continue our efforts to competitively price products and develop and maintain relationship banking with our customers. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and the aggressive competition from local branches of nationwide and regional as well as local banks and credit unions. Our total deposits decreased from $415.8 million at December 31, 2005 to $407.8 million at March 31, 2006, a decrease of $8.1 million or 1.9%. We believe this decrease is attributable to the level of competition in our market area.

The following table presents deposits by category at March 31, 2006 and December 31, 2005.


                                                                                     Percentage
                                         March 31, 2006    December 31, 2005    Increase/(Decrease)
                                         ----------------------------------------------------------
                                                           (Dollars in thousands)

Demand deposits                             $ 75,754            $ 80,705               (6.13%)
NOW                                           55,132              55,493               (0.65%)
Regular and other savings                     85,769              87,146               (1.58%)
Money market deposits                         26,679              29,835              (10.58%)
                                            --------            --------              ------
      Total non-certificate accounts         243,334             253,179               (3.89%)
                                            --------            --------              ------
Term certificates less than $100,000         114,968             116,861               (1.62%)
Term certificates of $100,000 or more         49,487              45,806                8.04%
                                            --------            --------              ------
      Total certificate accounts             164,455             162,667                1.10%
                                            --------            --------              ------
      Total deposits                        $407,789            $415,846               (1.94%)
                                            ========            ========              ======

Federal Home Loan Bank Advances
-------------------------------

Advances from the Federal Home Loan Bank totaled $114.3 million at March 31, 2006, as compared to $107.9 million at December 31, 2005, an increase of $6.4 million or 5.9%. Management's strategy is to utilize advances from the Federal Home Loan Bank in conjunction with the investment portfolio to fund loans and deposit runoff. There was no change in the balance of our subordinated debentures or underlying trust preferred securities.

Comparison of Results of Operations for the Three Months Ended
--------------------------------------------------------------
March 31, 2006 and 2005
-----------------------

General
-------

Net income decreased from $1.1 million or $0.27 per share on a diluted basis, for the three months ended March 31, 2005 to $907,000 or $0.22 per share on a diluted basis, for the three months ended March 31, 2006, a decrease of 17.5%. Net interest and dividend income increased by $114,000 or 2.6%, from $4.5 million to $4.6 million when comparing the three months ended March 31, 2005 and 2006. Over the same period, the provision for loan losses decreased from $50,000 to $39,000. Non-interest income increased by $134,000 or 23.6% from $569,000 to $703,000 for the quarters ended March 31, 2005 and 2006. Non-interest expenses increased by $435,000 or 13.1%, from $3.3 million for the three months ended March 31, 2005 to $3.8 million for the three months ended March 31, 2006.

Interest Income
---------------

Our operating performance is dependent on net interest and dividend income, the difference between interest and dividend income earned on loans and investments and interest expense paid on deposits and borrowed funds. The level of net interest income and dividend income is significantly impacted by factors such as economic conditions, interest rates, asset/liability management, and strategic planning.

Interest and dividend income increased by $1.2 million or 18.0%, from $6.7 million for the three months ended March 31, 2005 to $7.9 million for the three months ended March 31, 2006. This increase can be attributed to the growth in the loan portfolio, as the average balance of loans increased by $43.0 million or 11.56%. The yield on the loan portfolio increased from 5.71% for the three months ended March 31, 2005 to 6.26% for the three months ended March 31, 2006. The increase was the result of a greater volume and higher rates earned on commercial and real estate loans reflecting current market conditions. Interest and dividends on investments increased by $18,000, on a fully taxable equivalent basis, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, respectively. The increase in interest and dividends on investments reflected a higher yield on investments, partially offset by a decrease in the average balance of the investment portfolio, which decreased from an average balance of $138.0 million for the 2005 period to $129.7 million for the 2006 period.

Interest Expense
----------------

Total interest expense increased by $1.1 million or 49.2%, from $2.2 million for the three months ended March 31, 2005 to $3.3 million for the three months ended March 31, 2006. The increase was based on management's strategy to utilize FHLB advances to supplement deposit runoff. Market interest rates and our own deposit rates have also increased. Interest on deposits increased by $752,000 or 64.9% when comparing the three months ended March 31, 2006 and 2005. The increase is attributed primarily to increases in the interest rates offered on deposit products. In response to competitive pressures and the rising rate environment, we raised all rates on our deposit products with the most significant increases in certificate of deposit and certain money-market based products. As a result of the rate increases, the weighted average cost of deposits increased from 1.49% for the three months ended March 31, 2005 to 2.33% for the three months ended March 31, 2006. Interest expense associated with subordinated debentures increased by $88,000, the result of increased market interest rates. The debentures carry an adjustable rate of interest tied to the three-month LIBOR rate.

Net Interest Margin
-------------------

As a result of the current interest rate environment and our rate increases on deposit accounts, the net interest margin has compressed 14 basis points from 3.56% for the three months ended March 31, 2005 to 3.41% at March 31, 2006. The compression in net interest margin was mostly due to the rise in short term rates and the prolonged flatness of the yield curve, which has reduced the gap between short and intermediate-term interest rates and the spread between what banks earn on loans and securities and pay on deposits and borrowings.

The following table sets forth our average assets, liabilities, and stockholders' equity, interest income earned and interest paid, average rates earned and paid, net interest spread and the net interest margin for the three months ended March 31, 2006, and 2005. Average balances reported are daily averages.


                                                                     Three Months Ended March 31,
                                          -----------------------------------------------------------------------------------
                                                           2006                                        2005
                                          ---------------------------------------     ---------------------------------------
                                          Average         Interest        Average     Average         Interest        Average
                                          Balance      Income/Expense      Rate       Balance      Income/Expense      Rate
                                          ---------------------------------------     ---------------------------------------
                                                                        (Dollars in thousands)

Assets:
-------
Interest earning assets (2)
Loans:
  Commercial                              $ 42,701         $  773          7.34%      $ 28,506         $  417          5.93%
  Commercial real estate                   228,934          3,609          6.39%       214,475          3,155          5.97%
  Residential real estate                  142,962          2,015          5.72%       128,848          1,661          5.23%
 Consumer                                    2,550             38          6.04%         2,353             33          5.69%
                                          -----------------------                     -----------------------
      Total loans                          417,147          6,435          6.26%       374,182          5,266          5.71%
  Federal funds sold                         1,072             11          4.16%        12,157             65          2.17%
  Taxable debt securities                  110,937          1,211          4.43%       106,755          1,135          4.31%
  Tax-exempt debt securities (1)             6,422            106          6.69%         8,472            140          6.70%
  Marketable equity securities               4,332             40          3.74%         4,946             46          3.77%
  FHLB stock                                 6,304             82          5.28%         5,060             50          4.01%
  Other investments                            650              8          4.99%           650              4          2.50%
                                          -----------------------                     -----------------------
       Total interest earning assets       546,864          7,893          5.85%       512,222          6,706          5.31%
  Allowance for loan losses                 (4,342)        ------                       (4,120)        ------
  Deferred loan fees                          (349)                                       (460)
  Cash and due from banks                   13,295                                      16,538
  Other assets                              26,721                                      27,442
                                          --------                                    --------
                                          $582,189                                    $551,622
                                          ========                                    ========

Liabilities and Stockholders' Equity:
-------------------------------------

Interest bearing liabilities
  Savings accounts                        $ 85,090         $  257          1.22%      $ 89,855         $  205          0.93%
  NOW accounts                              55,772            173          1.26%        46,326             81          0.71%
  Money market accounts                     28,100            109          1.57%        41,187            119          1.17%
  Time deposits                            163,980          1,372          3.39%       138,106            754          2.21%
  FHLB advances                            111,197          1,156          4.22%        98,738            911          3.74%
  Subordinated debt                         10,310            224          8.81%        10,310            136          5.35%
                                          -----------------------                     -----------------------
      Total interest-bearing
       liabilities                         454,449          3,291          2.94%       424,522          2,206          2.11%
  Demand deposits                           76,137         ------                       77,287         ------
  Other liabilities                          2,350                                       2,366
                                          --------                                    --------
      Total liabilities                    532,936                                     504,175
      Total stockholders' equity            49,253                                      47,447
                                          --------                                    --------
                                          $582,189                                    $551,622
                                          ========                                    ========
Net interest income                                        $4,602                                      $4,500
                                                           ======                                      ======
Net interest spread                                                        2.91%                                       3.20%
                                                                           ====                                        ====
Net interest margin                                                        3.41%                                       3.56%
                                                                           ====                                        ====

<F1>  On a fully taxable basis based on a tax rate of 35.0% for 2006 and
      2005. Interest income on investments and net interest income includes a fully taxable equivalent adjustment of $37,000 in 2006 and $49,000 in 2005.
<F2>  Average balance includes non-accruing loans. The effect of including such loans, although not material, is to reduce the average rate earned on the Company's loans.

The following table presents the changes in components of net interest income for the three months ended March 31, 2006 and 2005, which are the result of changes in interest rates and the changes that the result of changes in volume of the underlying asset or liability. Changes that are attributable to the changes in both rate and volume have been allocated equally to rate and volume.


                                     Three Months Ended March 31,
                                   2006 vs. 2005 Increase (Decrease)
                                    Total       Due to      Due to
                                    Change      Volume       Rate
                                   ---------------------------------
                                             (In thousands)

Commercial loans                    $  356       $ 232      $ 124
Commercial real estate                 454         220        234
Residential real estate                354         190        164
Consumer loans                           5           3          2
Federal funds sold                     (54)        (87)        33
Taxable debt securities                 76          45         31
Tax-exempt debt securities             (34)        (34)         -
Marketable equity securities            (6)         (6)         -
FHLB Stock                              32          14         18
Other investments                        4           -          4
                                    -----------------------------
    Total interest income            1,187         577        610
                                    -----------------------------

Savings accounts                        52         (13)        65
NOW accounts                            92          23         69
Money market accounts                  (10)        (44)        34
Time deposits                          618         179        439
FHLB advances                          245         122        123
Subordinated debt                       88           -         88
                                    -----------------------------
    Total interest expense           1,085         267        818
                                    -----------------------------
      Net interest income           $  102       $ 310      $(208)
                                    =============================

Provision for Loan Losses
-------------------------

The provision for loan losses is a charge against earnings and increases the allowance for loan losses. We maintain the allowance for loan losses at a level that we believe is adequate to absorb inherent losses within the loan portfolio. The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. After thorough review and analysis of the adequacy of the loan loss reserve, management deemed it prudent to provide $39,000 and $50,000 for possible loan losses for the quarters ended March 31, 2006 and 2005, respectively. The decline in the provision for loan losses in 2006 was attributable to the decrease of commercial loan activity during the first quarter of 2006, as compared to the first quarter of 2005.

Non-Interest Income
-------------------

Non-interest income increased from $569,000 for the three months ended March 31, 2005 to $703,000 for the three months ended March 31, 2006, an increase of $134,000 or 23.6%. Service charges on deposit accounts increased by $99,000 from $208,000 for the three months ended March 31, 2005 to $307,000 for the three months ended March 31, 2006. This was the result of an increase in overdraft fees with the implementation of the overdraft protection program offset by the decrease in service charges on checking accounts. Cash surrender value increases pertaining to bank-owned life insurance policies decreased $40,000 to $107,000 for the three months ended March 31, 2006 from $147,000 for the three months ended March 31, 2005. Other income increased from $212,000 for the three months ended March 31, 2005 to $286,000 for the three months ended March 31, 2006. This was the result of increased volume in official check fees, debit card income and commissions earned on the sales of non-deposit investment products.

Non-Interest Expense
--------------------

Non-interest expense increased from $3.3 million for the three months ended March 31, 2005 to $3.8 for the three months ended March 31, 2006, an increase of $435,000 or 13.1%. Salaries and employee benefits increased by $136,000 or 6.9%, from $2.0 million for the three months ended March 31, 2005 to $2.1 million for the three months ended March 31, 2006. The increase in salaries and benefits was attributed to the adoption of SFAS 123(R) effective January 1, 2006 applicable to the Company's stock-based employee compensation plan resulting in the recognition of $65,000 in expense and the additions to staff with associated benefit costs. Occupancy and equipment expense for the three months ended March 31, 2006 increased $84,000 to $493,000 as compared to $409,000 for the three months ended March 31, 2005. The increase was the result of additional depreciation expense incurred from both the Assonet branch that was opened April 2005 and the upgrade in software associated with the modernization of teller and platform systems. Professional fees increased $105,000 as a result of the increase relating to various accounting and regulatory matters incurred during the quarter ended March 31, 2006. Marketing expense decreased $21,000 to $78,000 for the three months ended March 31, 2006 from $99,000 for the three months ended March 31, 2005. The decrease in marketing expense is attributable to the timing issue of advertising and community sponsorship initiatives in 2006. Other expense increased $131,000 or 25.0% from $525,000 for the three months ended March 31, 2005 to $656,000 for the three months ended March 31, 2006. The increase in other expense was due to the increased volume of internet banking and cash management fees, the cost of postage, recognition of losses due to the implementation of the overdraft protection program, the outsource of the courier service, and the increase of meetings and committee fees for two additional Board of Director members when compared to March 31, 2005.

Provision for Income Taxes
--------------------------

Income before income taxes was $1.7 million for the three months ended March 31, 2005 as compared to $1.5 million for the three months ended March 31, 2006. Provision for income taxes totaled $572,000 and $555,000 for the quarters ended March 31, 2006 and 2005, respectively, representing effective tax rates of 38.7% and 33.5%, respectively. The increase in the overall tax rate was due to a decline in income at the Bank's subsidiaries which are taxed at a lower rate, a decline in federally exempt municipal income and a decrease in cash surrender value recognized in the first quarter of 2006 compared to 2005.

Liquidity
---------

Our principal sources of funds are customer deposits, amortization and payoff of existing loan principal, and sales, amortization or maturities of various investment securities. The Bank is a voluntary member of the Federal Home Loan Bank of Boston (the "FHLB") and as such, may take advantage of the FHLB's borrowing programs to enhance liquidity and leverage its favorable capital position. The Bank also may draw on lines of credit at the FHLB or the Federal Reserve Board (the "FRB"), and enter into repurchase or reverse repurchase agreements with authorized brokers. These various sources of liquidity are used to fund withdrawals, new loans, and investments.

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

Maturities and sales of investment securities provide us with liquidity. Our policy of purchasing shorter-term debt securities reduces market risk in the bond portfolio while providing significant cash flow. For the three months ended March 31, 2006, cash flow from maturities of securities was $2.7 million, proceeds from sales of securities totaled $0.7 million, compared to maturities of securities of $3.4 million, and proceeds from sales of securities of $0.9 million for the three months ended March 31, 2005. Purchases of securities for the three months ended March 31, 2006 totaled $0.5 million as compared to $0.8 million at March 31, 2005.

Amortization and pay-offs of the loan portfolio also provide us with significant liquidity. Traditionally, amortization and pay-offs are reinvested into loans.

We have also used borrowed funds as a source of liquidity. At March 31, 2006, the Bank's outstanding borrowings from the FHLB were $114.3 million. The Bank has the capacity to borrow in excess of $36 million additional at the FHLB.

Loan originations for the three months ended March 31, 2006 totaled $7.1 million. Commitments to originate loans at March 31, 2006 were $5.7 million, excluding unadvanced construction funds totaling $11.5 million, unadvanced commercial lines of credit totaling $15.9 million and unadvanced home equity lines totaling $17.3 million. Management believes that adequate liquidity is available to fund loan commitments utilizing deposits, loan amortization, maturities of securities, or borrowings.

The decline in liquidity is due to the utilization advances from the Federal Home Loan Bank in conjunction with the investment portfolio of maturities, calls and paydowns of certain state and municipal obligations and mortgage-backed securities to provide liquidity for current loan growth and deposit runoff.

Capital
-------

At March 31, 2006, our total shareholders' equity was $49.7 million, an increase of $884,000 from $48.9 million at December 31, 2005. The increase in capital was a combination of several factors. Additions consisted primarily of net income of $907,000 for the quarter ended March 31, 2006. There were 8,512 shares issued at a value of $155,000, pursuant to the Dividend Reinvestment Program, in lieu of cash dividends or for optional cash contributions and exercised stock options resulted in the issuance of 22,000 shares common stock at a value of $297,000, including a tax benefit compensation expense of $65,000. These additions were offset by dividends declared of $375,000, purchase of treasury stock of $126,000 and accumulated other comprehensive loss of $39,000.

Under the requirements for Risk Based and Leverage Capital of the federal banking agencies, a minimum level of capital will vary among banks based on safety and soundness of operations. Risk Based Capital ratios are calculated with reference to risk-weighted assets, which include both on and off balance sheet exposure.

In addition to meeting the required levels, Slade's Ferry Bancorp's and the Bank's capital ratios meet the criteria of the well-capitalized category established by the federal banking agencies as of March 31, 2006 and at December 31, 2005. The Tier I Capital leverage ratio and Tier I Capital to risk weighted assets ratio for Slade's Ferry Bancorp are 10.17% and 14.38%, respectively, for the three months ended March 31, 2006. Slade's Ferry Bancorp's Tier I Capital leverage ratio and Tier I Capital to risk weighted assets ratio for the year ended December 31, 2005 are 10.07% and 14.66%, respectively. The Tier I Capital leverage ratio and Tier I Capital to risk weighted assets ratio for Slade's Ferry Trust Company are 8.77% and 12.30%, respectively, for the three months ended March 31, 2006. Slade's Ferry Trust Company's Tier I Capital leverage ratio and Tier I Capital to risk weighted assets ratio for the year ended December 31, 2005 are 8.56% and 12.51%, respectively.

Off-Balance Sheet Arrangements
------------------------------

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

                                   ITEM 3

          QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The income simulation model currently utilizes a 200 basis point increase in interest rates and a 200 basis point decrease in rates. The interest rate movements used assume an instant and parallel change in interest rates and no implementation of any strategic plans are made in response to the change in rates. Prepayment speeds for loans are based on median dealer forecasts for each interest rate scenario.

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

The following table reflects our estimated exposure as a percentage of net interest income and the change in basis points for the next twelve months, assuming an immediate change in interest rates set forth below:


    Rate Change       Estimated Exposure as a Percentage         Change
   (Basis Points)           of Net Interest Income           (Basis Points)
   ------------------------------------------------------------------------

        +200                       -11.44%                        -20
        -200                         3.03%                          6

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

The following table presents the changes in EVE given rate shocks.


       Rate Change       Economic Value     Change from
      (Basis Points)       of Equity        Flat Rates
      --------------     --------------     -----------

           FLAT              13.46%            N/A
           +200              12.45%           -1.01%
           -200              11.79%           -1.67%

                                   ITEM 4

                           CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2006 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure. In connection with the rules regarding disclosure and control procedures, we intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b) Changes in Internal Controls over Financial Reporting

There were no changes in the Company's internal controls over financial reporting identified in connection with the Company's evaluation of its disclosure controls and procedures that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

                                   PART II

                              OTHER INFORMATION

                                   ITEM 1

                              LEGAL PROCEEDINGS

                                    None.

                                   ITEM 1A

                                RISK FACTORS

There have been no material changes to the risk factors that are included in our Annual Report on Form 10-K for the year ended December 31, 2005 that could affect our business, results of operations or financial condition.

                                   ITEM 2

         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides certain information with respect to our purchase of our common stock during the quarter ended March 31, 2006.


                                                           (c) Total Number of       (d) Maximum Number (or
                       (a) Total                           Shares Purchased as         Approximate Dollar
                       Number of                            Part of Publicly       Value) of Shares that may
                         Shares      (b) Average Price     Announced Plans or      yet be Purchased under the
      Period           Purchased      Paid per Share            Programs               Plans or Programs
-------------------------------------------------------------------------------------------------------------

January 1, 2006
 through
 January 31, 2006            -             N/A                      -                         N/A
-------------------------------------------------------------------------------------------------------------

February 1, 2006
 through
 February 28, 2006       7,000            $17.96                    -                         N/A
-------------------------------------------------------------------------------------------------------------

March 1, 2006
 through
 March 31, 2006              -             N/A                      -                         N/A
-------------------------------------------------------------------------------------------------------------

      Total              7,000            $17.96                    -                         N/A
-------------------------------------------------------------------------------------------------------------

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

                                  SLADE'S FERRY BANCORP.
                                  ------------------------------------------
                                  (Registrant)


May 12, 2006                      /s/ Mary Lynn D. Lenz
-------------------               ---------------------------------------------
(Date)                            Mary Lynn D. Lenz
                                  President
                                  Chief Executive Officer & Interim Chairperson


May 12, 2006                      /s/ Deborah A. McLaughlin
-------------------               ---------------------------------------------
(Date)                            Deborah A. McLaughlin
                                  Executive Vice President
                                  Chief Financial Officer & Chief
                                  Operations Officer

                                EXHIBIT INDEX

Exhibit No.    Description                                              Item
-----------    -----------                                              ----

3.1            Amended and Restated Articles of Incorporation of
               Slade's Ferry Bancorp.                                    (1)

3.2            Amended and Restated Bylaws of Slade's Ferry Bancorp.     (2)

3.3            Articles of Amendment to the Amended and Restated
               Articles of Incorporation of Slade's Ferry Bank           (3)

10.1           Slade's Ferry Bancorp. 1996 Stock Option Plan,
               as amended                                                (4)

10.2           Supplemental Executive Retirement Agreement between
               Slade's Ferry Bancorp. and Manuel J. Tavares              (5)

10.3           Form of Director Supplemental Retirement Program
               Director Agreement, Exhibit 1 thereto (Slade's
               Ferry Trust Company Director Supplemental Retirement
               Program Plan) and Endorsement Method Split Dollar Plan
               Agreement thereunder.                                     (6)

10.4           Form of Directors' Paid-up Insurance Policy (part of
               the Director Supplemental Retirement Program).            (7)

10.5           Supplemental Executive Retirement Agreement between
               Slade's Ferry Bancorp. and Mary Lynn D. Lenz              (8)

10.6           Employment Agreement between Slade's Ferry Bancorp.
               and Mary Lynn D. Lenz                                     (9)

10.7           Employment Agreement between Slade's Ferry Bancorp.
               and Deborah A. McLaughlin                                (10)

10.8           Employment Agreement between Slade's Ferry Bancorp.
               and Manuel J. Tavares                                    (11)

10.9           Form Change of Control Agreement                         (12)

10.10          Severance Pay Plan                                       (13)

10.11          Slade's Ferry Bancorp. 2004 Equity Incentive Plan        (14)

11.1           Statement Regarding Computation of Per Share Earnings

14.1           Code of Ethics                                           (15)

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