Form 10-Q
period 2006-06-30
SLADES FERRY BANCORP
filed 2006-08-11
CIK 857499

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended    June 30, 2006
                      -------------------

Commission file number        000-23904
                       ---------------------

         SLADE'S FERRY BANCORP.
------------------------------------
(Exact name of registrant as specified in its character)

Massachusetts                               04-3061936
-------------------------------             ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)             Identification Number)

100 Slade's Ferry Avenue                    02726
Somerset, Massachusetts                     ----------------------------------
----------------------------------------    (Zip code)
(Address of principal executive offices)

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

Common stock ($0.01 par value) 4,171,990 outstanding shares as of July 31, 2006.
--------------------------------------------------------------------------------


                                             TABLE OF CONTENTS
                                                  PART I

ITEM 1 - Financial Statements (Unaudited)...........................................................    3

      *  Consolidated Balance Sheets - June 30, 2006 and December 31, 2005
      *  Consolidated Statements of Income - Six Months Ended June 30, 2006 and 2005
      *  Consolidated Statements of Income - Three Months Ended June 30, 2006 and 2005
      *  Consolidated Statement of Changes in Stockholder's Equity - Six Months Ended
         June 30, 2006
      *  Consolidated Statements of Cash Flows - Six Months Ended June 30, 2006 and 2005
      *  Notes to Consolidated Financial Statements

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations .....   13

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk.................................   36

ITEM 4 - Controls and Procedures....................................................................   38

                                                  PART II

ITEM 1 - Legal Proceedings..........................................................................   39

ITEM 1A - Risk Factors..............................................................................   39

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds................................   39

ITEM 3 - Defaults Upon Senior Securities............................................................   40

ITEM 4 - Submission of Matters to a Vote of Security Holders........................................   40

ITEM 5 - Other Information..........................................................................   40

ITEM 6 - Exhibits...................................................................................   40

                                                   ITEM 1

                                            FINANCIAL STATEMENTS

                                   SLADE'S FERRY BANCORP. AND SUBSIDIARY
                                        CONSOLIDATED BALANCE SHEETS
                                                (Unaudited)
                                                                        June 30, 2006     December 31, 2005
                                                                        -------------     -----------------
Assets                                                                             (In thousands)

Cash and due from banks                                                   $ 22,319            $ 17,782
Interest-bearing demand deposits with other banks                              970                  36
Federal funds sold                                                           6,200               2,200
                                                                          --------            --------
      Cash and cash equivalents                                             29,489              20,018
Interest-bearing certificates of deposit with other banks                      100                 100
Securities available for sale                                               88,744              94,298
Securities held to maturity (fair value approximates of $26,275
 as of June 30, 2006 and $28,858 as of December 31, 2005)                   27,235              29,306
Federal Home Loan Bank stock, at cost                                        6,304               6,304
Loans, net of allowance for loan losses of $4,366 at June 30, 2006
 and $4,333 at December 31, 2005                                           426,678             409,610
Premises and equipment, net                                                  5,746               5,917
Goodwill                                                                     2,173               2,173
Accrued interest receivable                                                  2,091               2,298
Bank-owned life insurance                                                   12,097              11,884
Deferred tax assets, net                                                     2,846               2,089
Other assets                                                                 1,850               1,917
                                                                          --------            --------
                                                                          $605,353            $585,914
                                                                          ========            ========

Liabilities and Stockholders' Equity

Deposits:
  Noninterest-bearing                                                     $ 80,710            $ 80,705
  Interest-bearing                                                         349,358             335,141
                                                                          --------            --------
      Total deposits                                                       430,068             415,846
Short-term borrowings                                                       10,000               7,000
Long-term borrowings                                                        93,043             100,865
Subordinated debentures                                                     10,310              10,310
Due to broker                                                                9,509                  --
Accrued expenses and other liabilities                                       2,575               3,038
                                                                          --------            --------
      Total liabilities                                                    555,505             537,059
Stockholders' equity:
  Common stock, par value $0.01 per share; authorized 10,000,000 shares; issued and outstanding 4,164,042 shares at June 30, 2006
   and 4,132,200 shares at December 31, 2005                                    42                  41
  Additional paid-in capital                                                31,608              31,014
  Retained earnings                                                         19,782              18,998
  Accumulated other comprehensive loss                                      (1,484)             (1,198)
  Unearned compensation                                                       (100)                 --
                                                                          --------            --------
      Total stockholders' equity                                            49,848              48,855
                                                                          --------            --------
                                                                          $605,353            $585,914
                                                                          ========            ========

The accompanying notes are an integral part of these consolidated financial statements.


                                 SLADE'S FERRY BANCORP. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF INCOME
                                              (Unaudited)

                                                                        Six Months Ended June 30,
                                                                           2006           2005
                                                                           ----           ----
                                                                  (In thousands, except per share data)

Interest and dividend income:
Interest and fees on loans                                              $   13,120     $   10,993
Interest and dividends on securities:
  Taxable                                                                    2,550          2,430
  Tax-exempt                                                                   134            175
Interest on federal funds sold                                                  64            157
Other interest                                                                  18             11
                                                                        ----------     ----------
      Total interest and dividend income                                    15,886         13,766
Interest expense:
  Interest on deposits                                                       4,167          2,616
  Interest on Federal Home Loan Bank advances                                2,365          1,985
  Interest on subordinated debentures                                          394            291
                                                                        ----------     ----------
      Total interest expense                                                 6,926          4,892
                                                                        ----------     ----------
Net interest and dividend income                                             8,960          8,874
Provision for loan losses                                                       39             65
                                                                        ----------     ----------
Net interest income, after provision for loan losses                         8,921          8,809
Noninterest income:
  Service charges on deposit accounts                                          659            420
  Gain on sales of assets                                                       --             51
  Gain (loss) on sales and calls of available-for-sale
   securities, net                                                            (169)            17
  Increase in cash surrender value of life insurance policies                  213            258
  Other income                                                                 546            363
                                                                        ----------     ----------
      Total noninterest income                                               1,249          1,109
Noninterest expense:
  Salaries and employee benefits                                             4,398          4,095
  Occupancy and equipment expense                                              983            809
  Professional fees                                                            800            614
  Marketing expense                                                            187            328
  Other expense                                                              1,334          1,091
                                                                        ----------     ----------
      Total noninterest expense                                              7,702          6,937
                                                                        ----------     ----------
Income before income taxes                                                   2,468          2,981
Provision for income taxes                                                     935          1,033
                                                                        ----------     ----------
      Net income                                                        $    1,533     $    1,948
                                                                        ==========     ==========

Earnings per share:
  Basic                                                                 $     0.37     $     0.48
                                                                        ==========     ==========
  Diluted                                                               $     0.37     $     0.47
                                                                        ==========     ==========
Average common shares outstanding:
  Basic                                                                  4,151,091      4,094,939
                                                                        ==========     ==========
  Diluted                                                                4,168,271      4,123,796
                                                                        ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.


                                 SLADE'S FERRY BANCORP. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF INCOME
                                              (Unaudited)

                                                                       Three Months Ended June 30,
                                                                           2006           2005
                                                                           ----           ----
                                                                  (In thousands, except per share data)
Interest and dividend income:
Interest and fees on loans                                              $    6,685     $    5,727
Interest and dividends on securities:
    Taxable                                                                  1,217          1,199
    Tax-exempt                                                                  65             84
  Interest on federal funds sold                                                53             92
  Other interest                                                                10              7
                                                                        ----------     ----------
      Total interest and dividend income                                     8,030          7,109
Interest expense:
  Interest on deposits                                                       2,256          1,457
  Interest on Federal Home Loan Bank advances                                1,209          1,074
  Interest on subordinated debentures                                          170            155
                                                                        ----------     ----------
      Total interest expense                                                 3,635          2,686
                                                                        ----------     ----------
Net interest and dividend income                                             4,395          4,423
Provision for loan losses                                                       --             15
                                                                        ----------     ----------
Net interest income, after provision for loan losses                         4,395          4,408
Noninterest income:
  Service charges on deposit accounts                                          352            212
  Gain on sales of assets                                                       --             11
  Gain (loss) on sales and calls of available-for-sale
   securities, net                                                            (172)            15
  Increase in cash surrender value of life insurance policies                  106            111
  Other income                                                                 260            191
                                                                        ----------     ----------
      Total noninterest income                                                 546            540
Noninterest expense:
  Salaries and employee benefits                                             2,287          2,120
  Occupancy and equipment expense                                              490            400
  Professional fees                                                            388            307
  Marketing expense                                                            109            229
  Other expense                                                                678            566
                                                                        ----------     ----------
      Total noninterest expense                                              3,952          3,622
                                                                        ----------     ----------
Income before income taxes                                                     989          1,326
Provision for income taxes                                                     363            478
                                                                        ----------     ----------
      Net income                                                        $      626     $      848
                                                                        ==========     ==========

Earnings per share:
  Basic                                                                 $     0.15     $     0.21
                                                                        ==========     ==========
  Diluted                                                               $     0.15     $     0.21
                                                                        ==========     ==========
Average common shares outstanding:
Basic                                                                    4,156,481      4,112,969
                                                                        ==========     ==========
Diluted                                                                  4,170,610      4,132,712
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

                                               SLADE'S FERRY BANCORP. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                            (Unaudited)

                                                                                        Accumulated
                                  Shares of                Additional                      Other
                                   Common       Common     Paid-in        Retained     Comprehensive       Unearned
                                    Stock       Stock      Capital        Earnings         Loss          Compensation      Total
                                  -----------------------------------------------------------------------------------------------
                                                               (In thousands, except per share data)

Balance at December 31, 2005      4,132,200      $ 41       $31,014       $18,998        $(1,198)           $   -         $48,855
Comprehensive income:
  Net income                              -         -             -         1,533              -                -           1,533
  Other comprehensive loss                -         -             -             -           (286)               -            (286)
                                                                                                                          -------
    Comprehensive income                                                                                                    1,247
                                                                                                                          -------
Issuance of common stock             16,842         -           302             -              -                -             302
Stock options exercised              28,000         1           304             -              -                              305
Tax benefit of stock options
 exercised                                -         -            82             -              -                               82

Stock-based compensation                  -         -           136             -              -                              136
Purchase of treasury stock          (13,000)        -          (230)            -              -                             (230)
Unearned compensation                     -         -             -             -              -             (100)           (100)
Dividends declared ($.18
 per share)                               -         -             -          (749)             -                -            (749)
                                  -----------------------------------------------------------------------------------------------
Balance at June 30, 2006          4,164,042      $ 42       $31,608       $19,782        $(1,484)           $(100)        $49,848
                                  ===============================================================================================

The accompanying notes are an integral part of these consolidated financial statements.


                                SLADE'S FERRY BANCORP. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)

                                                                           Six Months Ended June 30,
                                                                           -------------------------
                                                                              2006          2005
                                                                              ----          ----
                                                                                (In thousands)
Cash flows from operating activities:
Net income                                                                  $  1,533      $  1,948
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Amortization, net of accretion of securities                                    65           152
  Loss (gain) on sales and calls of available-for-sale securities, net           169           (17)
  Change in net deferred loan fees                                               (10)           40
  Provision for loan losses                                                       39            65
  Deferred tax provision (benefit)                                              (491)          127
  Depreciation and amortization                                                  439           392
  Gain on sale of assets                                                          --           (51)
  Increase in cash surrender value of life insurance                            (213)         (246)
  Stock-based compensation                                                       136            --
  Net change in:
    Other assets                                                                  67           146
    Accrued interest receivable                                                  224          (214)
    Other liabilities                                                           (463)          512
                                                                            --------      --------
      Net cash provided by operating activities                                1,495         2,854
                                                                            --------      --------

Cash flows from investing activities:
  Activity in available-for-sale securities:
    Purchases                                                                 (6,440)      (20,769)
    Sales                                                                     15,196         1,826
    Maturities, calls and paydowns                                             5,611         6,548
  Activity in held-to-maturity securities:
    Maturities, calls and paydowns                                             2,046         4,256
  Purchases of Federal Home Loan Bank stock                                       --        (1,255)
  Loan principal originations, net                                           (17,097)      (29,200)
  Recoveries of loans previously charged off, net                                 --            57
  Capital expenditures                                                          (268)       (1,046)
  Proceed from sale of property and equipment                                     --            28
  Proceeds from sale of investment real estate                                    --           653
  Redemption of life insurance policy                                             --           120
                                                                            --------      --------
      Net cash used in investing activities                                     (952)      (38,782)
                                                                            --------      --------

The accompanying notes are an integral part of these consolidated financial statements.


                                SLADE'S FERRY BANCORP. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                             (Unaudited)

                                                                           Six Months Ended June 30,
                                                                           -------------------------
                                                                              2006          2005
                                                                              ----          ----
                                                                                (In thousands)
Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing deposits                     $      5      $ (2,639)
Net increase in interest-bearing deposits                                     14,217         9,372
Short-term advances from Federal Home Loan Bank                               43,000            --
Long-term advances from Federal Home Loan Bank                                    --        20,000
Payments on Federal Home Loan Bank short-term advances                       (40,000)           --
Payments on Federal Home Loan Bank long-term advances                         (7,822)         (208)
Proceeds from issuance of common stock                                           302           316
Stock options exercised                                                          305           316
Purchase of treasury stock                                                      (230)           --
Unearned compensation                                                           (100)           --
Dividends paid                                                                  (749)         (738)
                                                                            --------      --------
    Net cash provided by financing activities                                  8,928        26,419
                                                                            --------      --------

Net increase (decrease) in cash and cash equivalents                           9,471        (9,509)
Cash and cash equivalents at beginning of period                              20,018        35,194
                                                                            --------      --------
Cash and cash equivalents at end of period                                  $ 29,489      $ 25,685
                                                                            ========      ========

Supplemental disclosures:
  Interest paid                                                             $  7,105      $  4,772
  Income taxes paid                                                         $    475      $    883
Non-cash disclosure:
  Due to broker                                                             $  9,509      $     --

The accompanying notes are an integral part of these consolidated financial statements.

                      SLADE'S FERRY BANCORP. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2006

NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the management of Slade's Ferry Bancorp. (the "Company"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The year-end consolidated financial data was derived from audited financial statements, but does not include all disclosures required by GAAP. This Form 10-Q should be read in conjunction with the Company's Annual Report filed on Form 10-K for the year ended December 31, 2005.

NOTE B - ACCOUNTING POLICIES
----------------------------

The accounting principles followed by Slade's Ferry Bancorp. and subsidiary and the methods of applying these principles which materially affect the determination of financial position, results of operations, or changes in financial position are consistent with those used for the year ended December 31, 2005, except for the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, ("SFAS 123 (R)" or the "Statement") effective January 1, 2006 applicable to the Company's stock-based employee compensation plans. See Note C.

The consolidated financial statements include the accounts of Slade's Ferry Bancorp., its wholly-owned subsidiary, Slade's Ferry Trust Company (the "Bank") and the Bank's wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. The Company accounts for its wholly-owned subsidiary, Slade's Ferry Statutory Trust I, using the equity method.

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

Slade's Ferry Loan Company was dissolved in early 2005.

NOTE C - STOCK BASED COMPENSATION
---------------------------------

The Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, ("SFAS 123(R)" or the "Statement") effective January 1, 2006 applicable to the Company's stock-based employee compensation plans. The Company's stock-based compensation plans are described in Note 15 to the Company's consolidated financial statements included in its Form 10-K for the year ended December 31, 2005. No changes have been made to the plans during the six months ended June 30, 2006. In accordance with SFAS No. 123(R), for the six months ended June 30, 2006, the Company has expensed, on a straight line basis, the previously unrecognized compensation costs related to the non-vested portion of awards granted and outstanding as of January 1, 2006 based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123. Fair value has been determined using Black-Scholes option-pricing model. Compensation costs are now being recognized over the period the employee is required to provide services to obtain the award. The impact of adopting SFAS No. 123(R) was a reduction of income before income taxes of $136,000 and a reduction of net income by $98,000 for the six months ended June 30, 2006. Basic and diluted earnings per share were reduced by $0.02 and $0.03 per share, respectively. The impact of adopting SFAS No. 123(R) was a reduction of income before income taxes of $70,000 and a reduction of net income of $51,000 for the three months ended June 30, 2006. Basic and diluted earnings per share were reduced by $0.01 per share.

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

A summary of the status of the Company's stock option plans (shares in thousands) are presented below:

                                                      Stock Options Outstanding
                                                     ---------------------------
                               Shares Available                 Weighted-Average
          Options                 for Grant          Shares      Exercise Price
          -------              ----------------      ------     ----------------

Balance at December 31, 2005         164              255            $15.92

Granted                               (8)               8             18.40
Stock options exercised                -              (28)            10.89
Shares vested                          -                -                 -
Forfeited or expired                   -               (4)            14.18
                                     ---              ---

Balance at June 30, 2006             156              231
                                     ===              ===

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2006 was $18.40. The total intrinsic value of options exercised during the six months ended June 30, 2006 was $325,000.

A summary of options outstanding (shares in thousands) at June 30, 2006 is as follows:

                                                         Stock Options
                                                 -----------------------------
                                                 Outstanding       Exercisable
                                                 -----------       -----------

Total number of shares                                   231               203
Weighted average exercise price                    $   18.18         $   18.03
Aggregate intrinsic value (in thousands)           $   4,198         $   3,360
Weighted average remaining contractual
  term (in months)                                        11                11

The fair value of each option award is estimated on the date of grant based on a number of factors including volatilities, dividends, and expected terms. Listed below is a summary of the factors we employed:

                                                          June 30, 2006
                                                          -------------

Expected volatility                                         24% - 33%
Weighted-average volatility                                    29%
Expected dividends                                            1.90%
Expected term (in years)                                     5 - 10
Risk-free rate                                            3.98% - 5.22%

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") Statement No. 123(R), "Accounting for Stock-Based Compensation," to stock-based employee compensation for the three and six months ended June 30, 2005.

[OBJECT OMITTED]]


                                                           Three Months Ended     Six Months Ended
                                                                June 30,              June 30,
                                                                 2005                   2005
                                                           ------------------     ----------------
                                                            (In thousands, except per share data)

Net income, as reported                                          $ 848                 $1,948
Deduct:  stock-based employee compensation expense
         determined under fair value method, net of
         related tax effects                                        26                     63
                                                                 -----                 ------
Net income, pro forma                                            $ 822                 $1,885
                                                                 =====                 ======

Earnings per share - basic                 As reported           $0.21                 $0.48
                                                                 =====                 ======

                                             Pro forma           $0.20                 $0.46
                                                                 =====                 ======

Earnings per share - assuming dilution     As reported           $0.21                 $0.47
                                                                 =====                 ======

                                             Pro forma           $0.20                 $0.46
                                                                 =====                 ======

NOTE D - PENSION PLAN
---------------------

The components of net periodic pension expense (income) are as follows:


                                                   Three Months Ended June 30,        Six Months Ended June 30,
                                                   ---------------------------        -------------------------
                                                       2006            2005             2006             2005
                                                       ----            ----             ----             ----
                                                                          (In thousands)

Interest cost                                          $ 16            $ 21             $ 33             $ 43
Expected return on plan assets                          (29)            (37)             (58)             (74)
Settlements                                             133               -              133                -
Recognized net actuarial loss                             8               9               15               17
                                                       ----            ----             ----             ----
Net periodic benefit expense (income)                  $128            $ (7)            $123             $(14)
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

                                     ITEM 2

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Slade's Ferry Bancorp., a Massachusetts corporation, is a bank holding company headquartered in Somerset, Massachusetts with consolidated assets of $605.4 million, consolidated net loans and leases of $426.7 million, consolidated deposits of $430.1 million and consolidated shareholders' equity of $49.8 million as of June 30, 2006. We conduct our business principally through our wholly-owned subsidiary, Slade's Ferry Trust Company (referred to herein as the "Bank"), a Massachusetts-chartered trust company. Our common stock is quoted on the Nasdaq Capital Market under the symbol "SFBC."

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

As used throughout this report, the terms "we," "our," "us," or the "Company" refer to Slade's Ferry Bancorp. and its consolidated subsidiary, unless the context otherwise requires.

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2006 AND DECEMBER 31, 2005
------------------------------------------------------------------------

GENERAL
-------

Total assets increased by $19.5 million, or 3.3%, from $585.9 million at December 31, 2005 to $605.4 million at June 30, 2006. Total net loans increased by $17.1 million, or 4.2%, from $409.6 million to $426.7 million. Deposits increased by $14.2 million, or 3.4%, from $415.8 million to $430.1 million. The increase in deposits was partially offset by a decrease in Federal Home Loan Bank advances of $4.8 million.

CASH AND CASH EQUIVALENTS
-------------------------

Cash and cash equivalents increased by $9.5 million, from $20.0 million at December 31, 2005 to $29.5 million at June 30, 2006. This increase was due primarily to uninvested proceeds from an investment exchange at June 30, 2006 (see "Investment Portfolio", below).

INVESTMENT PORTFOLIO
--------------------

The main objectives of our investment portfolio are to achieve a competitive rate of return over a reasonable time period and to provide liquidity.

Our total investment portfolio decreased from $129.9 million at December 31, 2005 to $122.3 million at June 30, 2006, a decrease of 5.9%. The decrease is the result of sales, maturities, calls and paydowns of certain state and municipal obligations and mortgage-backed securities. Those funds were used to provide liquidity for current loan growth.

An overriding investment strategy is to allow the investment portfolio to decrease through normal paydowns and maturities and reinvest these funds into higher yielding loans or investments. At June 30, 2006, the portfolio duration was approximately 3.1 years which was within our investment policy limit of 5 years. We do not purchase investments with imbedded derivative characteristics, or free-standing derivative instruments such as swaps, options, or futures.


SECURITIES AVAILABLE FOR SALE

Securities not designated as held-to-maturity are designated as available for sale. Although we do not anticipate the sale of these securities, the designation as available for sale allows the flexibility to alter the investment strategy and sell these securities when conditions warrant. Additionally, marketable equity securities that have no maturity date must be designated as available-for-sale. These securities are carried at fair value. The available-for-sale securities portfolio includes obligations and mortgage-backed securities of government-sponsored enterprises, corporate debt and equity securities. Available-for-sale securities decreased from $94.3 million at December 31, 2005 to $88.7 million at June 30, 2006.

On June 20, 2006, the Board of Directors approved a strategy to restructure the available-for-sale investment portfolio through the sale of approximately $14.5 million of low-yielding obligations of government-sponsored enterprises. Realized losses amounted to $176,000 or 1.2% of the underlying cost basis of these securities. All purchases and sales relating to this reinvestment strategy were reflected in the financial statements as of June 30, 2006.

The following table shows the amortized cost basis and fair value of securities available for sale at June 30, 2006 and December 31, 2005.


                                                  June 30, 2006            December 31, 2005
                                              ----------------------     ---------------------
                                              Amortized       Fair       Amortized      Fair
                                                Cost          Value        Cost         Value
                                              ---------       -----      ---------      -----
                                                                (In thousands)
Debt Securities:
  Government-sponsored enterprises             $34,450       $33,504      $50,443      $49,581
  Corporate                                      9,517         9,057        9,564        9,014
  Mortgage-backed                               42,640        41,867       31,574       31,232
                                               -------       -------      -------      -------
      Total debt securities                     86,607        84,428       91,581       89,827
                                               -------       -------      -------      -------

Marketable equity securities                     3,306         3,151        3,426        3,271
Mutual funds                                     1,215         1,165        1,205        1,200
                                               -------       -------      -------      -------

      Total securities available for sale      $91,128       $88,744      $96,212      $94,298
                                               =======       =======      =======      =======

SECURITIES HELD TO MATURITY

The held-to-maturity portfolio consists of mortgage-backed securities and securities issued by states and municipalities. These securities are carried at amortized cost. Held-to-maturity securities decreased from $29.3 million at December 31, 2005 to $27.2 million at June 30, 2006. Management has designated these mortgage-backed securities to secure advances from the FHLB. We have the positive intent and ability to hold these securities to maturity.

The following table shows the amortized cost basis and fair value of securities held to maturity at June 30, 2006 and December 31, 2005.


                                                  June 30, 2006            December 31, 2005
                                              ----------------------     ---------------------
                                              Amortized       Fair       Amortized      Fair
                                                Cost          Value        Cost         Value
                                              ---------       -----      ---------      -----
                                                                (In thousands)
State and municipal obligations                $ 6,098       $ 6,164      $ 6,766      $ 6,892
Mortgage-backed securities                      21,137        20,111       22,540       21,966
                                               -------       -------      -------      -------

      Total securities held to maturity        $27,235       $26,275      $29,306      $28,858
                                               =======       =======      =======      =======

LOANS
-----

Our loan portfolio consists primarily of residential and commercial real estate loans, construction and land development loans, commercial loans, home equity lines of credit and consumer loans originated primarily in our market area. There are no foreign loans outstanding. Interest rates charged on loans are affected principally by the demand for such loans, the supply of money available for lending purposes and the rates offered by the our competitors. Total net loans were 70.5% of total assets at June 30, 2006, as compared to 69.9% of total assets at December 31, 2005.

MULTI-FAMILY AND COMMERCIAL REAL ESTATE LENDING

We originate multi-family and commercial real estate loans that are generally secured by five or more unit apartment buildings and properties used for business purposes, such as small office buildings, restaurants or retail facilities. Loans secured by multi-family and commercial real estate properties generally involve larger principal amounts and a greater degree of risk than one-to-four family residential mortgage loans. Because payments on loans secured by multi-family and commercial real estate properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. We seek to minimize these risks through our underwriting standards.

Multi-family and commercial real estate loans totaled $211.3 million and comprised 49.0% of the total gross loan portfolio at June 30, 2006. At December 31, 2005, the multi-family and commercial real estate loan portfolio totaled $213.8 million, or 51.6% of total gross loans.

RESIDENTIAL LENDING

We currently offer fixed-rate, one-to-four family mortgage loans with terms from 10 to 30 years and a number of adjustable-rate mortgage ("ARM") loans with terms of up to 30 years and interest rates that adjust every one or three years from the outset of the loan.

We generally underwrite our residential real estate loans to comply with secondary market standards established by the Federal National Mortgage Association. Although loans are underwritten to standards that make them readily saleable, we have not chosen to sell these loans. Rather, we maintain them in our portfolio, consistent with our income and interest rate risk management targets.

Residential real estate loans totaled $127.0 million and comprised 29.4% of the total gross loan portfolio at June 30, 2006. At December 31, 2005, the residential real estate loan portfolio totaled $120.3 million, or 29.1% of total gross loans. Due to competitive pricing, our residential loan portfolio continues to increase.

COMMERCIAL LOANS

Commercial business loans consist of loans and lines predominantly collateralized by inventory, furniture and fixtures, and accounts receivable. In assessing the collateral for this type of loan, we apply a 50% liquidation value to inventories; 25% to furniture, fixtures and equipment; and 70% to accounts receivable less than 90 days of the invoice date.

Commercial loans totaled $50.0 million and comprised 11.6% of the total gross loan portfolio at June 30, 2006. At December 31, 2005, the commercial loan portfolio totaled $38.1 million, or 9.2% of total gross loans. With the implementation of our loan portfolio management team, our commercial loan officers are able to concentrate their efforts on this aspect of business development.

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

Construction and land development loans totaled $23.3 million and comprised 5.4% of total gross loan portfolio at June 30, 2006. At December 31, 2005, the construction and land development loans totaled $21.5 million or 5.2% of total gross loans. Again with the implementation of our loan portfolio management team, our commercial loan officers are able to manage their efforts on business development.

HOME EQUITY LINES OF CREDIT

Home equity lines of credit are secured by second mortgages on owner-occupied, one-to-four family residences located in our primary market area. Interest rates on our home equity lines of credit are generally indexed to the Wall Street Journal Prime Rate and adjust on a monthly basis.

Home equity lines of credit totaled $17.1 million and comprised 4.0% of the total gross loan portfolio at June 30, 2006. At December 31, 2005, home equity lines of credit totaled $17.9 million, or 4.3% of total gross loans.

CONSUMER LENDING

Consumer loans secured by rapidly depreciable assets such as recreational vehicles and automobiles entail greater risks than one-to-four family residential mortgage loans. Consumer loans are typically made based on the borrower's ability to repay the loan through continued financial stability. We endeavor to minimize risk by reviewing the borrower's repayment history on past debts, and assessing the borrower's ability to meet existing obligations on the proposed loan. Consumer loans are both secured and unsecured borrowings. Consumer loans totaled $2.7 million and comprised 0.6% of the total gross loan portfolio at June 30, 2006. At December 31, 2005, the consumer loans totaled $2.6 million, or 0.6% of total gross loans.

The following table summarizes our loan portfolio by category at June 30, 2006 and December 31, 2005.

                                                                                             Percentage
                                              June 30, 2006        December 31, 2005     Increase/(Decrease)
                                              -------------        -----------------     -------------------
                                                                  (Dollars in thousands)
Real estate mortgage loans:
  Commercial                                    $211,280                $213,815                -1.19%
  Residential                                    126,943                 120,345                 5.48%
  Construction and land development               23,359                  21,490                 8.70%
  Home equity lines of credit                     17,122                  17,915                -4.43%
Commercial, financial and agricultural            50,015                  38,111                31.24%
Consumer loans                                     2,671                   2,623                 1.83%
                                                --------                --------               ------
    Total loans                                  431,390                 414,299                 4.13%
Less: Allowance for loan losses                   (4,366)                 (4,333)                0.76%
    Net deferred loan fees                          (346)                   (356)               -2.81%
                                                --------                --------               ------
      Loans, net                                $426,678                $409,610                 4.17%
                                                ========                ========               ======

The increases in the loan portfolio are the result of the continued demand by small businesses for commercial and industrial loans and the normal origination process for residential loans. These increases were partially offset by a weaker overall general market environment relating to commercial real estate and home equity lines of credit.


The following table presents information with respect to non-performing loans at the dates indicated.


                                                                   At June 30, 2006    At December 31, 2005
                                                                   ----------------    --------------------
                                                                            (Dollars in thousands)

Non-accrual loans                                                      $   441               $   906
Loans 90 days or more past due and still accruing                            -                     -
                                                                       -------               -------

   Total non-performing loans                                          $   441               $   906
                                                                       =======               =======

Percentage of non-accrual loans to total loans                            0.10%                 0.22%

Percentage of allowance for loan losses to non-accrual loans            990.02%               478.26%

The $441,000 in non-accrual loans as of June 30, 2006 consists of $402,000 of commercial real estate loans, $34,000 of residential real estate loans and $5,000 of consumer loans. There were no restructured or impaired loans included in non-accrual loans for the six months ended June 30, 2006.

It is our policy to manage our loan portfolio in order to recognize problem loans at an early stage and thereby minimize loan losses. Loans are considered delinquent when any payment of principal or interest is one month or more past due. We generally commence collection procedures when accounts are 15 days past due. Generally, when a loan becomes past due 90 days or more, management discontinues the accrual of interest and reverses previously accrued interest, unless the credit is well-secured and in process of collection. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. When a loan, or any portion of a loan, is determined to be uncollectible, it is charged off to the Allowance for Loan Losses. If applicable, any real estate securing the loan is acquired through foreclosure, and recorded as Other Real Estate Owned at the then fair market value, and thereby reducing the amount required to be charged against the Allowance for Loan Losses.

Management defines non-performing loans to include non-accrual loans, loans past due 90 days or more and still accruing, and restructured loans not performing in accordance with amended terms.

Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114") applies to all loans except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. For loans that are classified as impaired an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loans is lower than the carrying value of that loan. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. We do not separately identify consumer loans for impairment disclosures. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principle or interest when due according to the contractual terms of the loan agreement.

                      ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

The table below illustrates the changes in the Allowance for Loan Losses for the periods indicated.

                                                       Six Months Ended June 30,
                                                       -------------------------
                                                          2006         2005
                                                          ----         ----
                                                        (Dollars in thousands)

Balance at beginning of period                            $4,333       $4,101
Charge-offs:
  Real estate mortgage loans:
    Commercial                                                 -            -
    Residential                                                -            -
    Home equity lines of credit                                -            -
Commercial, financial and agricultural loans                   -            -
Consumer                                                       6            -
                                                          ------       ------

                                                               6            -
                                                          ------       ------
Recoveries:
  Real estate mortgage loans:
    Commercial                                                 -            -
    Residential                                                -            -
    Home equity lines of credit                                -           16
Commercial, financial and agricultural loans                   -           32
Consumer                                                       -            9
                                                          ------       ------

                                                               -           57
                                                          ------       ------
      Net loan recoveries (charge-offs)                       (6)          57
Provision for loan losses                                     39           65
                                                          ------       ------
      Balance at end of period                            $4,366       $4,223
                                                          ======       ======

Allowance for loan losses as a percent of loans             1.02%        1.08%
                                                          ======       ======
Ratio of net loan recoveries (charge-offs) to
 average loans outstanding                                  0.00%       -0.01%
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

As the composition of the loan portfolio gradually changes and diversifies from higher credit risk weighted loans, such as commercial real estate and commercial, to residential and home equity loans, a lower overall reserve allowance rate will be required. After thorough review and analysis of the adequacy of the loan loss allowance, management determined a provision for losses of $39,000 was required for the six months ended June 30, 2006 as compared to a provision of $65,000 for the six months ended June 30, 2005. The allowance for loan losses as a percentage of total loans outstanding declined from 1.05% at December 31, 2005 to 1.01% at June 30, 2006. The decline in the provision for loan losses in 2006, as compared to the same period in 2005, was primarily attributable to refinements in calculating the risk components inherent in our loan portfolio. These refinements in the allocated risk factors attributable to all loan pools were finalized in the second quarter of 2006.

This table below shows an allocation of the allowance for loan losses at the dates indicated. The unallocated portion of the allowance for loan losses is reflected in the allocation for real estate mortgage loans.



                                                   June 30, 2006                    December 31, 2005
                                         ------------------------------------------------------------------
                                                      Percent of Loans in                  Percent of Loans
                                                       Each Category to                    in Each Category
                                         Amount           Total Loans         Amount        to Total Loans
                                         ------       -------------------     ------       ----------------
                                                               (Dollars in thousands)

Commercial                               $  775              11.6%            $  905               9.2%

Real estate construction                    247               5.4%               248               5.2%

Real estate mortgage                      3,157              82.4%             3,056              85.0%

Consumer                                    187               0.6%               124               0.6%
                                         ------------------------             ------------------------

                                         $4,366             100.0%            $4,333             100.0%
                                         ========================             ========================

DEPOSITS
--------

We continue our efforts to competitively price deposit products and develop and maintain relationship banking with our customers. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition from local branches of nationwide and regional banks as well as local banks and credit unions. Our total deposits increased from $415.8 million at December 31, 2005 to $430.1 million at June 30, 2006, an increase of $14.2 million or 3.4%. The increase in total deposits was primarily attributable to increases in term deposits. A $10.0 million certificate of deposit from the Commonwealth of Massachusetts that is to be used to assist in promoting job growth through loans to qualifying small businesses, and other reinvestments from lower-yielding deposit products made up the majority of this increase.

The following table presents deposits by category at June 30, 2006 and December 31, 2005.


                                                                                         Percentage
                                           June 30, 2006      December 31, 2005      Increase/(Decrease)
                                           ------------------------------------------------------------
                                                              (Dollars in thousands)

Demand deposits                              $ 80,710             $ 80,705                  0.01%
NOW                                            53,118               55,493                 -4.28%
Regular and other savings                      82,288               87,146                 -5.57%
Money market deposits                          27,595               29,835                 -7.51%
                                             --------             --------                  ----
    Total non-certificate accounts            243,711              253,179                 -3.74%
                                             --------             --------                  ----

Term certificates less than $100,000          120,723              116,861                  3.30%
Term certificates of $100,000 or more          65,634               45,806                 43.29%
                                             --------             --------                  ----
    Total certificate accounts                186,357              162,667                 14.56%
                                             --------             --------                  ----
    Total deposits                           $430,068             $415,846                  3.42%
                                             ========             ========                  ====

BORROWINGS
----------

Short- and long-term advances from the Federal Home Loan Bank of Boston totaling $103.0 million at June 30, 2006, as compared to $107.9 million at December 31, 2005, a decrease of $4.8 million or 4.5%. Our strategy is to utilize advances from the Federal Home Loan Bank in conjunction with the investment portfolio runoffs to fund loans as required. There was no change in the balance of our subordinated debentures.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED
------------------------------------------------------------
JUNE 30, 2006 AND 2005
----------------------

GENERAL
-------

Net income decreased from $1.9 million or $0.47 per share on a diluted basis, for the six months ended June 30, 2005 to $1.5 million or $0.37 per share on a diluted basis, for the six months ended June 30, 2006, a decrease of 21.30%. Net interest and dividend income increased by $86,000 or 1.00%, from $8.9 million to $9.0 million when comparing the six months ended June 30, 2005 and 2006. Over the same period, the provision for loan losses decreased from $65,000 to $39,000. Non-interest income increased by $140,000 or 12.62% from $1.1 million to $1.2 million for the six months ended June 30, 2005 and 2006. Non-interest expenses increased by $765,000 or 11.03%, from $6.9 million for the six months ended June 30, 2005 to $7.7 million for the six months ended June 30, 2006.

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

Interest and dividend income increased by $2.1 million or 15.40%, to $15.9 million for the six months ended June 30, 2006 from $13.8 million for the six months ended June 30, 2005. This increase is attributable to the growth in the loan portfolio and higher yields on loans. The average balance of loans increased by $35.5 million or 9.23% and the yield on the loan portfolio increased from 5.76% for the six months ended June 30, 2005 to 6.30% for the six months ended June 30, 2006. The increase was principally the result of a greater volume and higher rates earned on commercial and real estate loans reflecting current market conditions. Interest and dividends on investments decreased by $29,000, on a fully taxable equivalent basis, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005, respectively. The decrease was due to a combination of higher rates and reduced average balances, and the lack of a second quarter dividend declaration by the Federal Home Loan Bank of Boston. Based on preliminary information from the Federal Home Loan Bank, it is expected that this dividend will be declared in the third quarter of 2006.

INTEREST EXPENSE
----------------

Total interest expense increased by $2.0 million or 41.58%, from $4.9 million for the six months ended June 30, 2005 to $6.9 million for the six months ended June 30, 2006. Market interest rates and our own deposit rates have also increased. Interest on deposits increased by $1.6 million or 59.29% when comparing the six months ended June 30, 2006 and 2005. In response to competitive pressures and the rising rate environment, we raised rates on certain deposit products with the most significant increases in certificate of deposit and certain money-market based products. As a result of the rate increases, the weighted average cost of deposits increased from 1.66% for the six months ended June 30, 2005 to 2.49% for the six months ended June 30, 2006. Interest expense associated with the Federal Home Loan Borrowings increased by $380,000 due to a combination of rate increases and volume increases related to the need to fund loan growth. Interest expense associated with subordinated debentures increased by $103,000, the result of increased market interest rates. The debentures carry an adjustable rate of interest tied to the three-month LIBOR rate.

NET INTEREST MARGIN
-------------------

As a result of the current interest rate environment and our corresponding rate increases on deposit accounts, the net interest margin has compressed 15 basis points from 3.46% for the six months ended June 30, 2005 to 3.31% at June 30, 2006. The compression in net interest margin was mostly due to the rise in short term rates and the prolonged flatness of the yield curve, which has reduced the gap between short and intermediate-term interest rates and the spread between what banks earn on loans and securities and pay on deposits and borrowings.


PROVISION FOR LOAN LOSSES
-------------------------

After thorough review and analysis of the adequacy of the loan loss reserve, management deemed it prudent to provide $39,000 for possible loan losses for the six months ended June 30, 2006 compared to $65,000 for possible loan losses for the six months ended June 30, 2005. The decline in the provision for loan losses in 2006 was attributable to continued improvements in the overall loan quality, combined with the refinements made in the allocated risk factors attributable to all components of our loan portfolio, during the six months ended June 30, 2006, as compared to the same period in 2005.

The following table sets forth our average assets, liabilities, and stockholders' equity, interest income earned and interest paid, average rates earned and paid, net interest spread and the net interest margin for the six months ended June 30, 2006 and 2005. Average balances reported are daily averages.

                                                                       Six Months Ended June 30,
                                         ------------------------------------------------------------------------------------
                                                           2006                                        2005
                                         ----------------------------------------    ----------------------------------------
                                         Average         Interest         Average    Average         Interest         Average
                                         Balance      Income/Expense       Rate      Balance      Income/Expense       Rate
                                         ----------------------------------------    ----------------------------------------
Assets:                                                                 (Dollars in thousands)
------
Interest earning assets (2)
Loans:
  Commercial                             $ 44,416        $ 1,658           7.53%     $ 30,272        $   907           6.04%
  Commercial real estate                  228,745          7,319           6.45%      220,402          6,561           6.00%
  Residential real estate                 144,352          4,066           5.68%      131,579          3,457           5.30%
  Consumer                                  2,557             77           6.07%        2,312             68           5.93%
                                         -----------------------                     -----------------------
    Total loans                           420,070         13,120           6.30%      384,565         10,993           5.76%
Federal funds sold                          2,738             64           4.71%       12,606            157           2.51%
  Taxable debt securities                 109,752          2,394           4.40%      106,927          2,235           4.21%
  Tax-exempt debt securities (1)            6,260            208           6.69%        8,127            271           6.72%
  Marketable equity securities              4,355             74           3.43%        4,809             83           3.48%
  FHLB stock                                6,304             82           2.62%        5,485            112           4.12%
  Other investments                           650             18           5.58%          775             11           2.86%
                                         -----------------------                     -----------------------
  Total interest earning assets           550,129         15,960           5.85%      523,294         13,862           5.34%
Allowance for loan losses                  (4,358)       -------                       (4,163)       -------
  Deferred loan fees                         (330)                                       (401)
  Cash and due from banks                  12,951                                      18,311
  Other assets                             26,229                                      25,575
                                         --------                                    --------
                                         $584,621                                    $562,616
                                         ========                                    ========

Liabilities and Stockholders' Equity:
Interest bearing liabilities
  Savings accounts                       $ 83,637        $   529           1.28%     $ 91,619        $   468           1.03%
  NOW accounts                             56,715            361           1.28%       48,242            231           0.97%
  Money market accounts                    26,898            258           1.93%       37,311            218           1.18%
  Time deposits                           169,791          3,019           3.59%      141,333          1,699           2.42%
  FHLB advances                           110,998          2,365           4.30%      104,460          1,985           3.83%
  Subordinated debt                        10,310            394           7.71%       10,310            291           5.69%
                                         -----------------------                     -----------------------
    Total interest bearing liabilities    458,349          6,926           3.05%      433,275          4,892           2.28%
  Demand deposits                          73,868        -------                       79,334        -------
  Other liabilities                           842                                       2,594
                                         --------                                    --------
    Total liabilities                     533,059                                     515,203
    Total stockholders' equity             51,562                                      47,413
                                         --------                                    --------
                                         $584,621                                    $562,616
                                         ========                                    ========

      Net interest income                                $ 9,034                                     $ 8,970
                                                         =======                                     =======
Net interest spread                                                        2.80%                                       3.06%
                                                                           ====                                        ====
Net interest margin                                                        3.31%                                       3.46%
                                                                           ====                                        ====

(1)  On a fully taxable basis based on tax rate of 35.0% for 2006 and 2005. Interest income on investments and net interest income includes a fully taxable equivalent adjustment of $74,000 in 2006 and $96,000 in 2005.
(2)  Average balance includes non-accruing loans. The effect of including such loans, although not material, is to reduce the average rate earned on the Company's loans.

The following table presents the changes in components of net interest income for the six months ended June 30, 2006 and 2005, which are the result of changes in interest rates and the changes that the result of changes in volume of the underlying asset or liability. Changes that are attributable to the changes in both rate and volume have been allocated equally to rate and volume.

                                         Six Months Ended June 30,
                                     2006 vs. 2005 Increase (Decrease)
                                     ---------------------------------
                                     Total        Due to       Due to
                                     Change       Volume        Rate
                                     ---------------------------------
                                               (In thousands)

Commercial loans                     $  751       $ 492        $  259
Commercial real estate                  758         255           503
Residential real estate                 609         349           260
Consumer loans                            9           7             2
Federal funds sold                      (93)       (177)           84
Taxable debt securities                 159          60            99
Tax-exempt debt securities              (63)        (62)           (1)
Marketable equity securities             (9)         (8)           (1)
FHLB Stock                              (30)         14           (44)
Other investments                         7          (3)           10
                                     --------------------------------
    Total interest income             2,098         927         1,171
                                     --------------------------------

Savings accounts                         61         (46)          107
NOW accounts                            130          45            85
Money market accounts                    40         (80)          120
Time deposits                         1,320         391           929
FHLB advances                           380         129           251
Subordinated debt                       103           -           103
                                     --------------------------------
    Total interest expense            2,034         439         1,595
                                     --------------------------------
      Net interest income            $   64       $ 488        $ (424)
                                     ================================

NON-INTEREST INCOME
-------------------

Non-interest income increased from $1.1 million for the six months ended June 30, 2005 to $1.2 million for the six months ended June 30, 2006, an increase of $140,000 or 12.6%. Service charges on deposit accounts increased by $239,000 or 56.9% from $420,000 for the six months ended June 30, 2005 to $659,000 for the six months ended June 30, 2006. This was the result of an increase in overdraft fees with the implementation of an overdraft protection program partially offset by a decrease in service charges on checking accounts. For the six months ended June 30, 2006, and in accordance with the previously-mentioned investment portfolio restructuring strategy, we recognized losses on the sale of securities, including certain low-yielding investments in order to acquire higher yielding assets, in the amount of $169,000 when compared to a gain of $17,000 for the six months ended June 30, 2005. Cash surrender value increases pertaining to bank-owned life insurance policies decreased $45,000 to $213,000 for the six months ended June 30, 2006 from $258,000 for the six months ended June 30, 2005. Additionally, other income increased from $363,000 for the six months ended June 30, 2005 to $546,000 for the six months ended June 30, 2006, primarily as a result of increased commissions earned on the sale of non-deposit investment products, combined with increased volumes in official check fees and debit card income.

NON-INTEREST EXPENSE
--------------------

Non-interest expense increased from $6.9 million for the six months ended June 30, 2005 to $7.7 million for the six months ended June 30, 2006, an increase of $765,000 or 11.0%. Salaries and employee benefits increased by $303,000 or 7.4%, from $4.1 million for the six months ended June 30, 2005 to $4.4 million for the six months ended June 30, 2006. The increase in salaries and benefits includes the adoption of SFAS 123(R) effective January 1, 2006 applicable to the Company's stock-based employee compensation plan which resulted in the recognition of $136,000 in expense, and settlement accounting recognized on the Bank's defined benefit pension plan totaling $133,000. Occupancy and equipment expense for the six months ended June 30, 2006 increased $174,000 to $983,000 as compared to $809,000 for the six months ended June 30, 2005. The increase was the result of additional depreciation expense incurred from both the Assonet branch that was opened April 2005 and the upgrade in software associated with the modernization of teller and platform systems. Professional fees increased $186,000 due primarily to the outsourcing of our internal audit function commencing January 1, 2006 and consultations regarding accounting and regulatory matters. Marketing expense decreased $141,000 to $187,000 for the six months ended June 30, 2006 from $328,000 for the six months ended June 30, 2005 which is attributable to the timing of certain advertising and community sponsorship initiatives in 2006. Other expense increased $243,000 or 22.3% from $1.1 million for the six months ended June 30, 2005 to $1.3 million for the six months ended June 30, 2006. This increase was due to the increased volume of internet banking and cash management fees, increased postage cost, the outsourcing of our courier service, and the increase of meetings and committee fees for two additional Board members when compared to June 30, 2005.

PROVISION FOR INCOME TAXES
--------------------------

Income before income taxes was $3.0 million for the six months ended June 30, 2005 as compared to $2.5 million for the six months ended June 30, 2006. Provision for income taxes totaled $1.0 million and $935,000 for the six months ended June 30, 2005 and 2006, respectively, representing effective tax rates of 34.65% and 37.88%, respectively. The increase in the overall tax rate was due to a decline in income for the Bank's subsidiaries which are taxed at a lower state tax rate, a decline in federally exempt municipal income and a decrease in cash surrender value of life insurance, which is tax-exempt income, recognized in the six months ended June 30, 2006 compared to 2005.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
--------------------------------------------------------------
JUNE 30, 2006 AND 2005
----------------------

GENERAL
-------

Net income decreased from $848,000 or $0.21 per share on a diluted basis, for the three months ended June 30, 2005 to $626,000 or $0.15 per share on a diluted basis, for the three months ended June 30, 2006, a decrease of 26.2%. Net interest and dividend income remained stable when comparing the three months ended June 30, 2005 and 2006. The provision for loan losses decreased by $15,000 for the three months ended June 30, 2006. Non-interest income increased by $6,000 or 1.1% from $540,000 to $546,000 for the three months ended June 30, 2005 and 2006. Non-interest expense increased by $330,000 or 9.1%, from $3.6 million for the three months ended June 30, 2005 to $4.0 million for the three months ended June 30, 2006.

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

Interest and dividend income increased by $921,000 or 13.0%, from $7.1 million for the three months ended June 30, 2005 to $8.0 million for the three months ended June 30, 2006. This increase can be attributed to both the growth in the loan portfolio as well as an increase in yields on loans. The average balance of loans increased by $29.6 million or 7.52% and an increase in yield on the loan portfolio from 5.84% for the three months ended June 30, 2005 to 6.34% for the three months ended June 30, 2006. The increase was the result of a greater volume and higher rates earned on commercial and real estate loans reflecting current market conditions. Interest and dividends on investments decreased by $45,000, on a fully taxable equivalent basis, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. The decrease was due to a combination of higher rates off set by a reduction in average balances, and the lack of a second quarter dividend declaration by the Federal Home Loan Bank of Boston. Preliminary indications from the Federal Home Loan Bank are that this dividend will be declared in the third quarter of 2006.

INTEREST EXPENSE
----------------

Total interest expense increased by $949,000 or 35.33%, from $2.7 million for the three months ended June 30, 2005 to $3.6 million for the three months ended June 30, 2006. In response to competitive pressures and the rising rate environment, we raised rates on certain deposit products with the most significant increases in certificate of deposit and certain money-market based products. As a result of the rate increases, the weighted average cost of deposits increased from 1.82% for the three months ended June 30, 2005 to 2.65% for the three months ended June 30, 2006. The interest expense on Federal Home Loan Bank borrowings increased $135,000 during this same time period due primarily to associated rate increases. Interest expense associated with subordinated debentures increased by $15,000, the result of increased market interest rates. The debentures carry an adjustable rate of interest tied to the three-month LIBOR rate.

NET INTEREST MARGIN
-------------------

As a result of the current interest rate environment and our corresponding rate increases on deposit accounts, the net interest margin has compressed 14 basis points from 3.36% for the three months ended June 30, 2005 to 3.22% at June 30, 2006. The compression in net interest margin was mostly due to the rise in short term rates and the prolonged flatness of the yield curve, which has reduced the gap between short and intermediate-term interest rates and the spread between what banks earn on loans and securities and pay on deposits and borrowings.

PROVISION FOR LOAN LOSSES
-------------------------

After thorough review and analysis of the adequacy of the loan loss reserve, management deemed it prudent to provide no provision for possible loan losses for the three months ended June 30, 2006 compared to $15,000 for possible loan losses for the three months ended June 30, 2005. The decline in the provision for loan losses in 2006 was attributable to continued improvements in the overall loan quality, combined with refinements made in the allocated risk factors attributable to all components of our loan portfolio, during the three months ended June 30, 2006, as compared to the same period in 2005.

The following table sets forth our average assets, liabilities, and stockholders' equity, interest income earned and interest paid, average rates earned and paid, net interest spread and the net interest margin for the three months ended June 30, 2006 and 2005. Average balances reported are daily averages.


                                                                  Three Months Ended June 30,
                                       --------------------------------------------------------------------------------------
                                                            2006                                       2005
                                       -----------------------------------------   -----------------------------------------
                                          Average          Interest      Average       Average         Interest      Average
                                          Balance       Income/Expense    Rate         Balance      Income/Expense    Rate
                                       -----------------------------------------   -----------------------------------------
Assets:                                                               (Dollars in thousands)
------
Interest earning assets (2)
Loans:
  Commercial                             $   46,111       $      885      7.70%        $  32,019       $     491      6.15%
  Commercial real estate                    228,558            3,710      6.51%          224,863           3,414      6.09%
  Residential real estate                   145,725            2,051      5.65%          134,281           1,786      5.33%
  Consumer                                    2,565               39      6.10%            2,225              36      6.49%
                                         ---------------------------                   -------------------------
    Total loans
                                            422,959            6,685      6.34%          393,388           5,727      5.84%
  Federal funds sold                          4,387               53      4.85%           13,051              92      2.83%
  Taxable debt securities                   108,068            1,182      4.39%          107,093           1,113      4.17%
  Tax-exempt debt securities (1)              6,099              102      6.68%            7,787             129      6.66%
  Marketable equity securities                4,344               35      3.23%            4,653              23      1.98%
  FHLB stock                                  6,304                -      0.00%            5,905              63      4.28%
  Other investments                             650               10      6.17%              799               7      3.51%
                                         ---------------------------                   -------------------------
    Total interest earning assets           552,811            8,067      5.85%          532,676           7,154      5.39%
                                                          ----------                                   ---------
   Allowance for loan losses                (4,373)                                      (4,205)
   Deferred loan fees                         (310)                                        (486)
   Cash and due from banks                   13,932                                       18,115
   Other assets                              26,432                                       25,057
                                         ----------                                   ----------
                                         $  588,492                                   $  571,157
                                         ==========                                   ==========

Liabilities and Stockholders'
-----------------------------
Equity:
Interest bearing liabilities
   Savings accounts                      $   82,199       $      272       1.33%       $  93,492       $     264       1.13%
   NOW accounts                              57,648              188       1.31%          26,789             151       2.26%
   Money market accounts                     25,709              149       2.32%          56,829              99       0.70%
   Time deposits                            175,539            1,647       3.76%         144,393             943       2.62%
   FHLB advances                            110,802            1,209       4.38%         110,118           1,074       3.91%
   Subordinated debt                         10,310              170       6.61%          10,310             155       6.03%
                                         ---------------------------                   -------------------------
      Total interest bearing
        liabilities                         462,207            3,635       3.15%         441,931           2,686       2.44%
                                                          ----------                                   ---------
   Demand deposits                           73,494                                       79,401
   Other liabilities                            707                                        2,388
                                         ----------                                   ----------
         Total liabilities                  536,408                                      523,720
         Total stockholders' equity          52,084                                       47,437
                                         ----------                                   ----------
                                         $  588,492                                   $  571,157
                                         ==========                                   ==========

                 Net interest income                     $     4,432                                   $   4,468
                                                         ===========                                   =========
Net interest spread                                                        2.70%                                       2.95%
                                                                         =======                                     =======
Net interest margin                                                        3.22%                                       3.36%
                                                                         =======                                     =======

(1)  On a fully taxable basis based on tax rate of 35.0% for 2006 and 2005. Interest income on investments and net interest income includes a fully taxable equivalent adjustment of $37,000 in 2006 and $45,000 in 2005.

(2)  Average balance includes non-accruing loans. The effect of including such loans, although not material, is to reduce the average rate earned on the Company's loans.

The following table presents the changes in components of net interest income for the three months ended June 30, 2006 and 2005, which are the result of changes in interest rates and the changes that the result of changes in volume of the underlying asset or liability. Changes that are attributable to the changes in both rate and volume have been allocated equally to rate and volume.

                                                      Three Months Ended June 30,
                                                   2006 vs. 2005 Increase (Decrease)
                                            --------------------------------------------
                                              Total            Due to           Due to
                                              Change           Volume            Rate
                                            --------------------------------------------
                                                           (In thousands)
Commercial loans                            $      395       $      251        $     144
Commercial real estate                             296               57              239
Residential real estate                            265              157              108
Consumer loans                                       3                5               (2)
Federal funds sold                                 (39)             (83)              44
Taxable debt securities                             69               10               59
Tax-exempt debt securities                         (28)             (28)               -
Marketable equity securities                        12               (2)              14
FHLB Stock                                         (63)               2              (65)
Other investments                                    3               (2)               5
                                            ---------------------------------------------
   Total interest income
                                                   913              367              546
                                            ---------------------------------------------


Savings accounts                                     8              (35)              43
NOW accounts                                        37              137             (100)
Money market accounts                               50            (117)              167
Time deposits                                      704              233              471
FHLB advances                                      135                7              128
Subordinated debt                                   15                -               15
                                            ---------------------------------------------
   Total interest expense                          949              225              724
                                            ---------------------------------------------
        Net interest income                 $      (36)      $      142        $    (178)
                                            =============================================

NON-INTEREST INCOME
-------------------

Non-interest income increased from $540,000 for the three months ended June 30, 2005 to $546,000 for the three months ended June 30, 2006, an increase of $6,000 or 1.11%. Increases in service charges on deposit accounts and increases in the volumes of official check fees and debit card income were offset primarily by recognized losses on the sale of securities, including certain low-yielding investments in order to acquire higher yielding assets, in accordance with the previously-mentioned investment portfolio restructuring strategy.

NON-INTEREST EXPENSE
--------------------

Non-interest expense increased from $3.6 million for the three months ended
June 30, 2005 to $4.0 for the three months ended June 30, 2006, an increase of $330,000 or 9.11%. Salaries and employee benefits increased by $167,000 or 7.88%, from $2.1 million for the three months ended June 30, 2005 to $2.3 million for the three months ended June 30, 2006. The increase in salaries and benefits includes the adoption of SFAS 123(R) effective January 1, 2006 applicable to the Company's stock-based employee compensation plan which resulted in the recognition of $71,000 in expense and settlement accounting recognized on the Bank's defined benefit pension plan totaling $133,000, which were partially offset by other reductions in salary expense with associated benefit costs due to outsourcing initiatives. Occupancy and equipment expense for the three months ended June 30, 2006 increased $90,000 to $490,000 as compared to $400,000 for the three months ended June 30, 2005. The increase was the result of additional depreciation expense incurred from both the Assonet branch that was opened April 2005 and the upgrade in software associated with the modernization of teller and platform systems. Professional fees increased $81,000 as a result of outsourcing the internal audit function commencing January 1, 2006. Marketing expense decreased $120,000 to $109,000 for the three months ended June 30, 2006 from $229,000 for the three months ended June 30, 2005 which is attributable to the timing of certain advertising and community sponsorship initiatives in 2006. Other expense increased $112,000 or 19.79% from $566,000 for the three months ended June 30, 2005 to $678,000 for the three months ended June 30, 2006. The increase in other expense was due to the recognition of $42,000 of losses due to implementation of an overdraft protection program combined with expenses attributable to the increased volumes of internet banking and cash management fees, postal cost increases, the outsourcing of our courier service, and the increase of meetings and committee fees for two additional Board of Director members when compared to the three months ended June 30, 2005.

PROVISION FOR INCOME TAXES
--------------------------

Income before income taxes was $1.3 million for the three months ended June 30, 2005 as compared to $1.0 million for the three months ended June 30, 2006. Provision for income taxes totaled $478,000 and $363,000 million for the three months ended June 30, 2005 and 2006, respectively, representing effective tax rates of 36.05% and 36.70%, respectively. The increase in the overall tax rate was due to a decline in income for the Bank's subsidiaries which are taxed at a lower state tax rate, a decline in federally exempt municipal income and a decrease in the cash surrender value of life insurance, which is tax-exempt income, recognized in the three months ended 2006 compared to 2005.

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

Management seeks to promote deposit growth while controlling the cost of funds. Sales-oriented programs to attract new depositors and the cross-selling of various products to its existing customer base are currently in place. Management reviews, on an ongoing basis, possible new products, with particular attention to products and services, which will aid in retaining our base of lower-costing deposits.

Maturities and sales of investment securities provide us with liquidity. Our policy of purchasing shorter-term debt securities reduces market risk in the bond portfolio while providing significant cash flow. For the six months ended June 30, 2006, cash flow from maturities of securities was $7.7 million and the proceeds from sales of securities totaled $15.1 million. In comparison maturities of securities aggregated $10.8 million, and the proceeds from sales of securities aggregated $1.8 million for the six months ended June 30, 2005. Purchases of securities for the six months ended June 30, 2006 totaled $6.4 million without the due to broker amount reflected on the June 30, 2006 balance sheet as compared to $20.8 million at June 30, 2005.

Amortization and pay-offs of the loan portfolio also provide us with significant liquidity. Traditionally, amortization and pay-offs are reinvested into loans.

We have also used borrowed funds as a source of liquidity. At June 30, 2006, the Bank's outstanding borrowings from the Federal Home Loan Bank of Boston were $103.0 million. The Bank has the capacity to borrow in excess of additional $40.0 million at the Federal Home Loan Bank.

Loan originations for the six months ended June 30, 2006 totaled $58.4 million. Commitments to originate loans at June 30, 2006 were $6.5 million, excluding unadvanced construction funds totaling $16.6 million, unadvanced commercial lines of credit totaling $18.2 million and unadvanced home equity lines totaling $16.7 million. Management believes that adequate liquidity is available to fund loan commitments utilizing deposits, loan amortization, maturities of securities, or borrowings.

Liquidity declined marginally during the six months ended June 30, 2006 due primarily to a greater reliance on Federal Home Loan Bank borrowings.

CAPITAL
-------

At June 30, 2006, our total shareholders' equity was $49.8 million, an increase of $993,000 from $48.9 million at December 31, 2005. Additions to shareholders' equity consisted primarily of net income of $1.5 million for the six months ended June 30, 2006. In addition, there were 16,842 shares issued at a value of $302,000, pursuant to our Dividend Reinvestment Program, in lieu of cash dividends or for optional cash contributions. Furthermore, stock option exercises resulted in the issuance of 28,000 shares common stock at a value of $305,000, including a tax benefit compensation expense of $82,000 and stock-based compensation of $136,000. These additions were offset by dividends declared of $749,000, the purchase of treasury stock of $230,000, the contribution of $100,000 to a trust for the purchase of our common stock and an accumulated other comprehensive loss of $286,000.

In May 2006, the Board authorized the purchase of 50,000 shares of common stock to be held in trust for future restricted stock awards under the 2004 Equity Incentive Plan. The $100,000, which is reflected on our balance sheet as unearned compensation under stockholder's equity has been contributed to the trust to fund the purchase of some of these shares. No shares have been awarded to date.

Under the requirements for Risk Based and Leverage Capital of the federal banking agencies, a minimum level of capital will vary among banks based on safety and soundness of operations. Risk Based Capital ratios are calculated with reference to risk-weighted assets, which include both on and off balance sheet exposure.

In addition to meeting the required levels, the Company's and the Bank's capital ratios met the criteria of the well-capitalized category established by the federal banking agencies at June 30, 2006 and at December 31, 2005. The Tier I Capital leverage ratio and Tier I Capital to risk weighted assets ratio for Slade's Ferry Bancorp are 10.11% and 14.97%, respectively, at June 30, 2006. Slade's Ferry Bancorp's Tier I Capital leverage ratio and Tier I Capital to risk weighted assets ratio at December 31, 2005 were 10.07% and 14.66%, respectively. The Tier I Capital leverage ratio and Tier I Capital to risk weighted assets ratio for the Bank are 8.73% and 12.00%, respectively, at June 30, 2006. The Bank's Tier I Capital leverage ratio and Tier I Capital to risk weighted assets ratio at December 31, 2005 were 8.56% and 12.51%, respectively.

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

The income simulation model currently utilizes a 200 basis point increase and decrease in interest rate shocks. The interest rate movements used assume an instant and parallel change in interest rates and no implementation of any strategic plans are made in response to the change in rates. Prepayment speeds for loans are based on median dealer forecasts for each interest rate scenario.

The Board of Directors has established a risk limit of a 5.00% change in net interest income for each 100 basis point shift in market interest rates. The limit provides an internal tolerance level to control interest rate risk. We are within our policy-mandated risk limit for net interest income at risk.

The following table reflects our estimated exposure as a percentage of net interest income and the change in basis points for the next twelve months, assuming an immediate change in interest rates set forth below:

       Rate Change        Estimated Exposure as a Percentage         Change
      (Basis Points)            of Net Interest Income           (Basis Points)
-------------------------------------------------------------------------------

           +200                        -10.90%                        (19)
           -200                          2.77%                          6

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

       Rate Change                 Economic Value                   Change from
      (Basis Points)                  of Equity                     Flat Rates
-------------------------------------------------------------------------------

           Flat                        12.97%                           N/A
           +200                        11.55%                         -1.42%
           -200                        13.07%                          0.10%

                                     ITEM 4

                             CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2006 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure. In connection with the rules regarding disclosure and control procedures, we intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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


                                     ITEM 2

           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides certain information with respect to our purchase of our common stock during the three months ended June 30, 2006.

---------------------------------------------------------------------------------------------------------------------------
                                                                           (c) Total Number
                                                                               of Shares          (d) Maximum Number (or
                                              (a) Total                    Purchased as Part     Approximate Dollar Value)
                                              Number of    (b) Average        of Publicly        of Shares that may yet be
                                               Shares      Price Paid      Announced Plans or     Purchased under the Plans
                Period                        Purchased     per Share          Programs               or Programs (1)
---------------------------------------------------------------------------------------------------------------------------
   April 1, 2006 through April 30, 2006          -             N/A                -                        N/A
---------------------------------------------------------------------------------------------------------------------------
   May 1, 2006 through May 31, 2006            6,000 (2)    $   17.40             -                        N/A
---------------------------------------------------------------------------------------------------------------------------
   June 1, 2006 through June 30, 2006          5,000 (2)    $   17.01             -                        N/A
---------------------------------------------------------------------------------------------------------------------------
                 Total                        11,000        $   17.22             -                        N/A
---------------------------------------------------------------------------------------------------------------------------

(1)  On July 18, 2006 the Company announced a stock repurchase plan pursuant to which the Company may repurchase up to 208,036 shares of its outstanding common stock. The shares shown in this table were not repurchased pursuant to this plan.

(2)  These shares were purchased privately negotiated sales.

                                     ITEM 3

                         DEFAULTS UPON SENIOR SECURITIES

                                      None.


                                     ITEM 4

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Company's Shareholders was held on May 17, 2006 with the following mater being voted upon and with the indicated results:

ELECTION OF DIRECTORS FOR TERMS EXPIRING IN 2009

                                                               Votes
                                               --------------------------------
                 Nominee                          For                  Withheld
-------------------------------------          ---------               --------

Peter G. Collias                               3,008,394                30,212
Melvyn A. Holland                              2,995,917                42,689
Jean F. MacCormack                             3,010,035                28,571
Shaun O'Hearn, Sr.                             2,998,389                40,217
Carl Ribeiro                                   3,011,199                27,407
William J. Sullivan                            2,997,201                41,405

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

                                       SLADE'S FERRY BANCORP.
                                       --------------------------------------
                                       (Registrant)


August 11, 2006                        /s/ Mary Lynn D. Lenz
------------------------------         --------------------------------------
(Date)                                 Mary Lynn D. Lenz
                                       President and
                                       Chief Executive Officer



August 11, 2006                        /s/ Deborah A. McLaughlin
-------------------------------        --------------------------------------
(Date)                                 Deborah A. McLaughlin
                                       Executive Vice President
                                       Chief Financial Officer and Chief
                                       Operations Officer


                                              EXHIBIT INDEX

Exhibit No.   Description                                                                            Item
-----------   -----------                                                                            ----

3.1           Amended and Restated Articles of Incorporation of Slade's Ferry Bancorp.               (1)

3.2           Amended and Restated Bylaws of Slade's Ferry Bancorp.                                  (2)

3.3           Articles of Amendment to the Amended and Restated Articles of Incorporation            (3)
              of Slade's Ferry Bank

10.1          Slade's Ferry Bancorp. 1996 Stock Option Plan, as amended                              (4)

10.2          Supplemental Executive Retirement Agreement between Slade's Ferry Bancorp.             (5)
              and Manuel J. Tavares

10.3          Form of Director Supplemental Retirement Program Director Agreement,                   (6)
              Exhibit 1 thereto (Slade's Ferry Trust Company Director Supplemental
              Retirement Program Plan) and Endorsement Method Split Dollar Plan
              Agreement thereunder.

10.4          Form of Directors' Paid-up Insurance Policy (part of the Director Supplemental         (7)
              Retirement Program).

10.5          Supplemental Executive Retirement Agreement between Slade's Ferry Bancorp.             (8)
              and Mary Lynn D. Lenz

10.6          Employment Agreement between Slade's Ferry Bancorp. and Mary Lynn D. Lenz              (9)

10.7          Employment Agreement between Slade's Ferry Bancorp. and Deborah A. McLaughlin         (10)

10.8          Employment Agreement between Slade's Ferry Bancorp. and Manuel J. Tavares             (11)

10.9          Form Change of Control Agreement                                                      (12)

10.10         Severance Pay Plan                                                                    (13)

10.11         Slade's Ferry Bancorp. 2004 Equity Incentive Plan                                     (14)

11.1          Statement Regarding Computation of Per Share Earnings

14.1          Code of Ethics                                                                        (15)

31.1          Rule 13a-14(a)/15d-14(a) Certification of the CEO

31.2          Rule 13a-14(a)/15d-14(a) Certification of the CFO

32.1          Section 1350 Certification of the CEO

32.2          Section 1350 Certification of the CFO

(1)  Incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with the Commission on April 14, 1997.
(2)  Incorporated by reference to the Registrant's Form 8-K filed with the Commission on June 22,
     2006.
(3)  Incorporated by reference to the Registrant's Form 8-K filed with the Commission on December
     21, 2004.
(4)  Incorporated by reference to the Registrant's Form 10-Q/A for the quarter ended June 30, 1999.
(5)  Incorporated by reference to the Registrant's Form 10-K/ASB for the fiscal year ended December
     31, 1996.
(6)  Incorporated by reference to Exhibit 10 to the Registrant's Form 10-Q/A for the quarter ended
     March 31, 1999.
(7)  Incorporated by reference to Exhibit 10 to the Registrant's Form 10-Q/ASB for the quarter ended
     June 30, 1998.


(8)  Incorporated by reference to Exhibit 10.10 to the Registrant's Form 10-Q/A for the quarter ended March 31, 2003.
(9)  Incorporated by reference to Exhibit 10.11 to the Registrant's Form 10-Q/A for the quarter ended June 30, 2004.
(10) Incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-Q/A for the quarter ended
     September 30, 2004.
(11) Incorporated by reference to Exhibit 10.8 to the Registrant's Form 10-Q/A for the quarter ended
     September 30, 2004.
(12) Incorporated by reference to the Registrant's Form 8-K filed with the Commission on January 13,
     2005.
(13) Incorporated by reference to the Registrant's Form 8-K filed with the Commission on January 14,
     2005.
(14) Incorporated by reference to Appendix C to the Registrant's Proxy Statement filed on April 9,
     2004.
(15) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31,
     2003.