Form 10-Q
period 2006-09-30
SLADES FERRY BANCORP
filed 2006-11-14
CIK 857499

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended   September 30, 2006
                        ------------------

Commission file number  000-23904
                        ---------

                             SLADE'S FERRY BANCORP.
           --------------------------------------------------------
           (Exact name of registrant as specified in its character)

Massachusetts                                 04-3061936
-------------------------------               ------------------------------
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)               Identification Number)

100 Slade's Ferry Avenue                      02726
Somerset, Massachusetts                       ------------------------------
-------------------------------               (Zip code)
(Address of principal executive offices)

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

             Common stock ($0.01 par value) 4,156,583 outstanding
                        shares as of October 31, 2006.
             ----------------------------------------------------

                               TABLE OF CONTENTS
                                    Part I

ITEM 1 - Financial Statements (Unaudited)                                     3

         Consolidated Balance Sheets - September 30, 2006 and
          December 31, 2005
       * Consolidated Statements of Income - Three Months Ended September 30, 2006 and 2005
       * Consolidated Statements of Income - Nine Months Ended September 30, 2006 and 2005
       * Consolidated Statement of Changes in Stockholder's Equity - Nine Months Ended September 30, 2006
       * Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2006 and 2005
       * Notes to Consolidated Financial Statements

ITEM 2 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          14
ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk          37

ITEM 4 - Controls and Procedures                                             39

                                    Part II

ITEM 1 - Legal Proceedings                                                   40

ITEM 1A - Risk Factors                                                       40

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds         40

ITEM 3 - Defaults Upon Senior Securities                                     41

ITEM 4 - Submission of Matters to a Vote of Security Holders                 41

ITEM 5 - Other Information                                                   41

ITEM 6 - Exhibits                                                            41

                                                        ITEM 1

                                                 FINANCIAL STATEMENTS

                                         SLADE'S FERRY BANCORP. AND SUBSIDIARY
                                              CONSOLIDATED BALANCE SHEETS
                                                      (Unaudited)

                                                                             September 30, 2006     December 31, 2005
                                                                             ------------------     -----------------
Assets                                                                                     (In thousands)
------
Cash and due from banks                                                           $ 11,841              $ 17,782
Interest-bearing demand deposits with other banks                                    1,102                    36
Federal funds sold                                                                   2,000                 2,200
                                                                                  --------              --------
      Cash and cash equivalents                                                     14,943                20,018
Interest-bearing certificates of deposit with other banks                              100                   100
Securities available for sale                                                      107,409                94,298
Securities held to maturity (fair value approximates of $25,120
 as of September 30, 2006 and $28,858 as of December 31, 2005)                      25,752                29,306
Federal Home Loan Bank stock, at cost                                                6,856                 6,304
Loans, net of allowance for loan losses of $4,374 at September 30, 2006
 and $4,333 at December 31, 2005                                                   426,430               409,610
Premises and equipment, net                                                          5,710                 5,917
Goodwill                                                                             2,173                 2,173
Accrued interest receivable                                                          2,459                 2,298
Bank-owned life insurance                                                           12,204                11,884
Deferred tax assets, net                                                             2,048                 2,089
Other assets                                                                         1,684                 1,917
                                                                                  --------              --------
                                                                                  $607,768              $585,914
                                                                                  ========              ========
Liabilities and Stockholders' Equity
------------------------------------
Deposits:
  Noninterest-bearing                                                             $ 76,638              $ 80,705
  Interest-bearing                                                                 346,033               335,141
                                                                                  --------              --------
      Total deposits                                                               422,671               415,846
Short-term borrowings                                                                    -                 7,000
Long-term borrowings                                                               120,938               100,865
Subordinated debentures                                                             10,310                10,310
Accrued expenses and other liabilities                                               3,092                 3,038
                                                                                  --------              --------
      Total liabilities                                                            557,011               537,059
Stockholders' equity:
  Common stock, par value $0.01 per share; authorized 10,000,000 shares;
   issued and outstanding 4,154,355 shares at September 30, 2006 and
   4,132,200 shares at December 31, 2005                                                42                    41
  Additional paid-in capital                                                        31,463                31,014
  Retained earnings                                                                 20,446                18,998
  Accumulated other comprehensive loss                                                (719)               (1,198)
  Unearned compensation                                                               (475)                    -
                                                                                  --------              --------
      Total stockholders' equity                                                    50,757                48,855
                                                                                  --------              --------
                                                                                  $607,768              $585,914
                                                                                  ========              ========

The accompanying notes are an integral part of these consolidated financial statements.

                                  SLADE'S FERRY BANCORP. AND SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF INCOME
                                               (Unaudited)

                                                                    Three Months Ended September 30,
                                                                            2006             2005
                                                                            ----             ----
                                                                    (In thousands, except per share data)
Interest and dividend income:
  Interest and fees on loans                                             $    7,077       $    5,943
  Interest and dividends on securities:
    Taxable                                                                   1,501            1,388
    Tax-exempt                                                                   61               83
  Interest on federal funds sold                                                 44               41
  Other interest                                                                 10                7
                                                                         ----------       ----------
      Total interest and dividend income                                      8,693            7,462
Interest expense:
  Interest on deposits                                                        2,616            1,672
  Interest on Federal Home Loan Bank advances                                 1,196            1,142
  Interest on subordinated debentures                                           217              166
                                                                         ----------       ----------
      Total interest expense                                                  4,029            2,980
                                                                         ----------       ----------
Net interest and dividend income                                              4,664            4,482
Provision for loan losses                                                         -               44
                                                                         ----------       ----------
Net interest income, after provision for loan losses                          4,664            4,438
Noninterest income:
  Service charges on deposit accounts                                           373              203
  Loss on sales of assets                                                        (5)              (1)
  Gain on sales of loans                                                          -               50
  Gain on sales and calls of available-for-sale securities, net                  19               10
  Increase in cash surrender value of life insurance policies                   107              106
  Other income                                                                  238              234
                                                                         ----------       ----------
      Total noninterest income                                                  732              602
Noninterest expense:
  Salaries and employee benefits                                              2,044            2,148
  Occupancy and equipment expense                                               478              444
  Professional fees                                                             378              372
  Marketing expense                                                              86              162
  Other expense                                                                 752              556
                                                                         ----------       ----------
      Total noninterest expense                                               3,738            3,682
                                                                         ----------       ----------
Income before income taxes                                                    1,658            1,358
Provision for income taxes                                                      615              458
                                                                         ----------       ----------
      Net income                                                         $    1,043       $      900
                                                                         ==========       ==========

Earnings per share:
  Basic                                                                  $     0.25       $     0.22
                                                                         ==========       ==========
  Diluted                                                                $     0.25       $     0.22
                                                                         ==========       ==========
Average common shares outstanding:
  Basic                                                                   4,162,753        4,122,631
                                                                         ==========       ==========
  Diluted                                                                 4,174,460        4,145,566
                                                                         ==========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                  SLADE'S FERRY BANCORP. AND SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF INCOME
                                               (Unaudited)

                                                                       Nine Months Ended September 30,
                                                                            2006             2005
                                                                            ----             ----
                                                                    (In thousands, except per share data)
Interest and dividend income:
  Interest and fees on loans                                             $   20,197       $   16,937
  Interest and dividends on securities:
    Taxable                                                                   4,051            3,817
    Tax-exempt                                                                  196              258
  Interest on federal funds sold                                                109              198
  Other interest                                                                 27               18
                                                                         ----------       ----------
      Total interest and dividend income                                     24,580           21,228
Interest expense:
  Interest on deposits                                                        6,783            4,288
  Interest on Federal Home Loan Bank advances                                 3,561            3,127
  Interest on subordinated debentures                                           612              457
                                                                         ----------       ----------
      Total interest expense                                                 10,956            7,872
                                                                         ----------       ----------
Net interest and dividend income                                             13,624           13,356
Provision for loan losses                                                        39              109
                                                                         ----------       ----------
Net interest income, after provision for loan losses                         13,585           13,247
Noninterest income:
  Service charges on deposit accounts                                         1,032              623
  Gain (loss) on sales of assets                                                 (5)              51
  Gain (loss) on sales and calls of available-for-sale securities, net         (150)              27
  Gain on sales of loans                                                          -               50
  Increase in cash surrender value of life insurance policies                   320              363
  Other income                                                                  784              597
                                                                         ----------       ----------
      Total noninterest income                                                1,981            1,711
Noninterest expense:
  Salaries and employee benefits                                              6,442            6,243
  Occupancy and equipment expense                                             1,461            1,253
  Professional fees                                                           1,178              986
  Marketing expense                                                             273              490
  Other expense                                                               2,086            1,647
                                                                         ----------       ----------
      Total noninterest expense                                              11,440           10,619
                                                                         ----------       ----------
Income before income taxes                                                    4,126            4,339
Provision for income taxes                                                    1,550            1,491
                                                                         ----------       ----------
      Net income                                                         $    2,576       $    2,848
                                                                         ==========       ==========

Earnings per share:
  Basic                                                                  $     0.62       $     0.69
                                                                         ==========       ==========
  Diluted                                                                $     0.62       $     0.69
                                                                         ==========       ==========
Average common shares outstanding:
  Basic                                                                   4,079,396        4,104,304
                                                                         ==========       ==========
  Diluted                                                                 4,094,752        4,132,128
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

                                              SLADE'S FERRY BANCORP. AND SUBSIDIARY
                                    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                           (Unaudited)

                                                                                           Accumulated
                                          Shares of              Additional                   Other
                                           Common      Common     Paid-in     Retained    Comprehensive     Unearned
                                            Stock      Stock      Capital     Earnings        Loss        Compensation     Total
                                          ---------------------------------------------------------------------------------------
                                                                   (In thousands, except per share data)
Balance at December 31, 2005              4,132,200     $41       $31,014     $18,998       $(1,198)         $   -        $48,855
Comprehensive income:

  Net income                                      -       -             -       2,576             -              -          2,576

  Other comprehensive income                      -       -             -           -           479              -            479
                                                                                                                          -------
    Comprehensive income                                                                                                    3,055
                                                                                                                          -------
Issuance of common stock                     25,260       -           448           -             -              -            448

Stock options exercised                      28,000       1           304           -             -                           305

Tax benefit of stock options exercised            -       -            82           -             -                           82

Stock-based compensation                          -       -           185           -             -                           185

Purchase of treasury stock                  (31,105)      -          (570)          -             -                          (570)

Unearned compensation                             -       -             -           -             -           (475)          (475)

Dividends declared ($.27 per share)               -       -             -      (1,128)            -              -         (1,128)
                                          ---------------------------------------------------------------------------------------
Balance at September 30, 2006             4,154,355     $42       $31,463     $20,446       $  (719)         $(475)       $50,757
                                          =======================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                                  SLADE'S FERRY BANCORP. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)

                                                                           Nine Months Ended September 30,
                                                                           -------------------------------
                                                                                2006             2005
                                                                                ----             ----
                                                                                   (In thousands)
Cash flows from operating activities:
Net income                                                                    $  2,576         $  2,848
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Amortization, net of accretion of securities                                      74              202
  Loss (gain) on sales and calls of available-for-sale securities, net             150              (27)
  Change in net deferred loan fees                                                 (45)               3
  Provision for loan losses                                                         39              109
  Deferred tax provision (benefit)                                                (152)             127
  Depreciation and amortization                                                    653              604
  Loss (gain) on sale of assets                                                      5              (51)
  Gain on sale of loans                                                              -              (50)
  Increase in cash surrender value of life insurance                              (320)            (351)
  Stock-based compensation                                                         185                -
  Net change in:
    Other assets                                                                   233              282
    Accrued interest receivable                                                   (161)            (307)
    Other liabilities                                                               54              630
                                                                              --------         --------
      Net cash provided by operating activities                                  3,291            4,019
                                                                              --------         --------

Cash flows from investing activities:
  Activity in available-for-sale securities:
    Purchases                                                                  (35,714)         (27,665)
    Sales                                                                       15,382            2,263
    Maturities, calls and paydowns                                               7,790            8,811
  Activity in held-to-maturity securities:
    Maturities, calls and paydowns                                               3,515            5,404
  Purchases of Federal Home Loan Bank stock                                       (552)          (1,654)
  Loan principal originations, net                                             (16,812)         (33,584)
  Recoveries of loans previously charged off, net                                   (2)              64
  Capital expenditures                                                            (475)          (1,167)
  Proceed from sale of property and equipment                                       24               29
  Proceeds from sale of investment real estate                                       -              653
  Proceeds from sales of loans                                                       -               50
  Redemption of life insurance policy                                                -              120
                                                                              --------         --------
      Net cash used in investing activities                                    (26,844)         (46,676)
                                                                              --------         --------

The accompanying notes are an integral part of these consolidated financial statements.

                                  SLADE'S FERRY BANCORP. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                               (Unaudited)

                                                                           Nine Months Ended September 30,
                                                                           -------------------------------
                                                                                2006             2005
                                                                                ----             ----
                                                                                   (In thousands)
Cash flows from financing activities:
  Net decrease in noninterest-bearing deposits                                $ (4,067)        $ (1,451)
  Net increase in interest-bearing deposits                                     10,892            6,885
  Short-term advances from Federal Home Loan Bank                               33,000           10,800
  Long-term advances from Federal Home Loan Bank                                40,000           33,000
  Payments on Federal Home Loan Bank short-term advances                       (40,000)          (8,000)
  Payments on Federal Home Loan Bank long-term advances                        (19,927)         (12,312)
  Proceeds from issuance of common stock                                           448              482
  Stock options exercised                                                          305              316
  Purchase of treasury stock                                                      (570)               -
  Unearned compensation                                                           (475)               -
  Dividends paid                                                                (1,128)          (1,110)
                                                                              --------         --------
      Net cash provided by financing activities                                 18,478           28,610
                                                                              --------         --------

Net decrease in cash and cash equivalents                                       (5,075)         (14,047)
Cash and cash equivalents at beginning of period                                20,018           35,194
                                                                              --------         --------
Cash and cash equivalents at end of period                                    $ 14,943         $ 21,147
                                                                              ========         ========

Supplemental disclosures:
  Interest paid                                                               $ 11,039         $  4,772
  Income taxes paid                                                           $    737         $    883

The accompanying notes are an integral part of these consolidated financial statements.

                     SLADE'S FERRY BANCORP. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                              September 30, 2006

Note A - Basis of Presentation
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the management of Slade's Ferry Bancorp. (the "Company"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Note C - Stock Based Compensation
---------------------------------

The Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, ("SFAS 123(R)" or the "Statement") effective January 1, 2006 applicable to the Company's stock-based employee compensation plans. The Company's stock-based compensation plans are described in Note 15 to the Company's consolidated financial statements included in its Form 10-K for the year ended December 31, 2005. No changes have been made to the plans during the nine months ended September 30, 2006. In accordance with SFAS No. 123(R), for the nine months ended September 30, 2006, the Company is expensing, on a straight line basis, the previously unrecognized compensation costs related to the non-vested portion of awards granted and outstanding as of January 1, 2006 based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123. Fair value has been determined using the Black-Scholes option-pricing model. Compensation costs are now being recognized over the period the employee is required to provide services to obtain the award. The impact of adopting SFAS No. 123(R) was a reduction of income before income taxes of $185,000 and a reduction of net income by $122,000 for the nine months ended September 30, 2006. Basic and diluted earnings per share were reduced by $0.03 per share, respectively. The impact of adopting SFAS No. 123(R) was a reduction of income before income taxes of $49,000 and a reduction of net income of $32,000 for the three months ended September 30, 2006. Basic and diluted earnings per share were reduced by $0.01 per share.

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

A summary of the status of the Company's stock option plans (shares in thousands) are presented below:

                                                        Stock Options Outstanding
                                                       ---------------------------
                                  Shares Available                Weighted-Average
Options                              for Grant         Shares     Exercise Price
-----------------------------     ----------------     ------     -----------------
Balance at December 31, 2005            164             255            $15.92
Granted                                  (8)              8             18.40
Stock options exercised                   -             (28)            10.89
Shares vested                             -               -                 -
Forfeited or expired                      -              (4)            14.18
                                        ---             ---

Balance at September 30, 2006           156             231
                                        ===             ===

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2006 was $4.56. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $200,000.

A summary of options outstanding (shares in thousands) at September 30, 2006 is as follows:

                                                                   Stock Options
                                                            ---------------------------
                                                            Outstanding     Exercisable
                                                            -----------     -----------
Total number of shares                                           231             203
Weighted average exercise price                               $18.18          $18.03
Aggregate intrinsic value (in thousands)                      $    -          $   26
Weighted average remaining contractual term (in months)            8               8

The fair value of each option award is estimated on the date of grant based on a number of factors including volatilities, dividends, and expected terms. Listed below is a summary of the factors we employed:

                                                      September 30, 2006
                                                      ------------------

Expected volatility                                       24% - 33%
Weighted-average volatility                                  29%
Expected dividends                                          1.90%
Expected term (in years)                                    5 - 10
Risk-free rate                                          3.98% - 5.22%

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") Statement No. 123(R), "Accounting for Stock-Based Compensation," to stock-based employee compensation for the three and nine months ended September 30, 2005.

                                                           Three Months Ended     Nine Months Ended
                                                             September 30,          September 30,
                                                                  2005                   2005
                                                           ------------------     -----------------
                                                            (In thousands, except per share data)
Net income, as reported                                          $ 900                 $2,848
Deduct: stock-based employee compensation expense
        determined under fair value method, net of
        related tax effects                                         41                    123
                                                                 -----                 ------

Net income, pro forma                                            $ 859                 $2,725
                                                                 =====                 ======

Earnings per share - basic                 As reported           $0.22                 $ 0.69
                                                                 =====                 ======

                                           Pro forma             $0.21                 $ 0.66
                                                                 =====                 ======

Earnings per share - assuming dilution     As reported           $0.22                 $ 0.69
                                                                 =====                 ======

                                           Pro forma             $0.21                 $ 0.66
                                                                 =====                 ======

Note D - Pension Plan

The components of net periodic pension expense are as follows:

                                   Three Months Ended September 30,     Nine Months Ended September 30,
                                   --------------------------------     -------------------------------
                                          2006          2005                  2006          2005
                                          ----          ----                  ----          ----
                                                              (In thousands)
Interest cost                             $ 15          $ 21                  $ 48          $  64
Expected return on plan assets             (26)          (37)                  (84)          (111)
Settlements                                108           167                   241            167
Recognized net actuarial loss                6             9                    21             26
                                          ----          ----                  ----          -----
Net periodic benefit expense              $103          $160                  $226          $ 146
                                          ====          ====                  ====          =====

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2005 that it expects to make no contributions to the plan in 2006.


Recent Accounting Pronouncements
--------------------------------

Defined Benefit Pension and Other Postretirement Plans

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, "Shared-Based Payment (Revised 2004)" (SFAS 123R). See Note C for further information on the Company's share-based compensation plans.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets" (SFAS 156). This statement amends SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. Consistent with SFAS No. 140, SFAS 156 requires companies to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. However, the statement permits a company to choose either the amortized cost method or fair value measurement method for each class of separately recognized servicing assets. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements. The Company plans to adopt SFAS 156 at the beginning of 2007 and the adoption of this statement will have no material impact on its consolidated financial statements.

In September 2006, the FASB Issued Statement of Financial Account Standards No. 157, "Fair Value Measurements" (SFAS 157). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company's consolidated financial statements.

In September 2006, the Financial Accounting Standards Board issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans". This Statement will require employers, such as the Bank, to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. Specifically, the new standard requires an employer to
(a) recognize on its balance sheet an asset for a plan's over-funded status or a liability for a plan's under-funded status, (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year, and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur.

The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for the Bank at the end of its fiscal year ending December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end balance sheet is effective for the Bank's fiscal year ending December 31, 2008. Management is in the process of evaluating the impact of this Statement on the Bank's consolidated financial statements.

In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises' financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effects of FIN 48.

On September 13, 2006, the Securities and Exchange Commission "SEC" issued a Staff Accounting Bulleting N. 108 (SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. It is anticipated that SAB 108 will not have a significant impact on the reported results of operations or financial condition.

On September 20, 2006, the FASB ratified EITF 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangement." ("EITF 06-4). This issue addresses accounting for split-dollar life insurance arrangements after the employer purchases a life insurance policy on the covered employee. This EITF states that an obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits. Under EITF 06-4, the obligation is not settled upon entering into an insurance agreement. Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company is in the process of analyzing the implications of EITF 06-4.

Also on September 20, 2006, the FASB ratified EITF 06-5, "Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance." This issue addresses how an entity should determine the amount that could be realized under the insurance contract at the balance sheet date in applying FTB 85-4 and if the determination could be on an individual or group policy basis. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The company is in the process of analyzing the implication of EITF 06-5.

                                    ITEM 2

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Slade's Ferry Bancorp., a Massachusetts corporation, is a bank holding company headquartered in Somerset, Massachusetts with consolidated assets of $607.8 million, consolidated net loans and leases of $426.4 million, consolidated deposits of $422.7 million and consolidated shareholders' equity of $50.8 million as of September 30, 2006. We conduct our business principally through our wholly-owned subsidiary, Slade's Ferry Trust Company (referred to herein as the "Bank"), a Massachusetts-chartered trust company. Our common stock is quoted on the Nasdaq Capital Market under the symbol "SFBC."

Forward-looking Statements
--------------------------

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the strength of the company's capital and asset quality. Such statements may be identified by words such as "believes," "will," "expects," "project," "may," "could," "developments," "strategic," "launching," "opportunities," "anticipates," "estimates," "intends," "plans," "targets" and similar expressions. These statements are based upon the current beliefs and expectations of management and are subject to significant risks and uncertainties. Actual results may differ materially from those set forth in the forward-looking statements as a result of numerous factors.

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

Should one or more of these risks materialize or should underlying beliefs or assumptions prove incorrect, our All subsequent written and oral forward-looking statements attributable to Slade's Ferry Bancorp. or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth above. We do does not intend or undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

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

Comparison of Financial Condition at September 30, 2006 and December 31, 2005
-----------------------------------------------------------------------------

General

Total assets increased by $21.9 million, or 3.7%, from $585.9 million at December 31, 2005 to $607.8 million at September 30, 2006. Our total investment portfolio increased from $130.0 million at December 31, 2005 to $140.1 million at September 30, 2006, an increase of 7.8%. Total net loans increased by $16.8 million, or 4.1%, from $409.6 million to $426.4 million. Deposits increased by $6.8 million, or 1.6%, from $415.8 million to $422.7 million. Total short and long-term borrowings also increased $13.1 million, or 12.1%, from $107.9 million at December 31, 2005 to $120.9 million at September 30, 2006.

Cash and Cash Equivalents

Cash and cash equivalents decreased by $5.1 million, from $20.0 million at December 31, 2005 to $14.9 million at September 30, 2006. This decrease, together with the increases in deposits and borrowings, was used to fund the securities and loan growth.

Investment Portfolio

The main objectives of our investment portfolio are to achieve a competitive rate of return over a reasonable time period and to provide liquidity.

Our normal investment strategy is to allow the investment portfolio to decrease through normal paydowns and maturities and reinvest these funds into higher yielding loans or investments. At September 30, 2006, the portfolio duration was approximately 4.1 years which was within our investment policy limit of 5 years. We do not purchase investments with imbedded derivative characteristics, or free-standing derivative instruments such as swaps, options, or futures.


Securities Available for Sale

Securities not designated as held-to-maturity are designated as available for sale. Although we do not anticipate the sale of these securities, the designation as available for sale allows the flexibility to alter the investment strategy and sell these securities when conditions warrant. Additionally, marketable equity securities that have no maturity date must be designated as available-for-sale. These securities are carried at fair value. The available-for-sale securities portfolio includes obligations of government-sponsored enterprises and mortgage-backed securities of government-sponsored enterprises, corporate debt and equity securities. Available-for-sale securities increased from $94.3 million at December 31, 2005 to $107.4 million primarily as a result of the above-mentioned $20.0 million purchase of securities in the three months ending September 30, 2006.

In the three month period ending June 20, 2006, the Board of Directors approved a strategy to restructure the available-for-sale investment portfolio through the sale of approximately $14.5 million of low-yielding obligations of government-sponsored enterprises. Realized losses amounted to $176,000 or 1.2% of the underlying cost basis of these securities.

The following table shows the amortized cost basis and fair value of securities available for sale at September 30, 2006 and December 31, 2005.

                                              September 30, 2006         December 31, 2005
                                            ----------------------     -------------------
                                            Amortized       Fair       Amortized      Fair
                                              Cost         Value         Cost         Value
                                            ----------------------     ---------------------
                                            (In thousands)
Debt Securities:
  Government-sponsored enterprises          $ 34,456      $ 33,801      $50,443      $49,581
  Corporate                                    9,244         8,993        9,564        9,014
  Mortgage-backed                             60,317        60,065       31,574       31,232
                                            --------      --------      -------      -------
    Total debt securities                    104,017       102,859       91,581       89,827
                                            --------      --------      -------      -------

Marketable equity securities                   3,337         3,356        3,426        3,271
Mutual funds                                   1,215         1,194        1,205        1,200
                                            --------      --------      -------      -------

    Total securities available for sale     $108,569      $107,409      $96,212      $94,298
                                            ========      ========      =======      =======

Securities Held to Maturity

The held-to-maturity portfolio consists of mortgage-backed securities and securities issued by states and municipalities. These securities are carried at amortized cost. Held-to-maturity securities decreased from $29.3 million at December 31, 2005 to $25.8 million at September 30, 2006. Management has designated these mortgage-backed securities to secure advances from the Federal Home Loan Bank of Boston. We have the positive intent and ability to hold these securities to maturity.

The following table shows the amortized cost basis and fair value of securities held to maturity at September 30, 2006 and December 31, 2005.

                                           September 30, 2006         December 31, 2005
                                          ---------------------     ---------------------
                                          Amortized      Fair       Amortized      Fair
                                            Cost         Value        Cost         Value
                                          ---------------------     ---------------------
                                                          (In thousands)
State and municipal obligations            $ 5,002      $ 5,071      $ 6,766      $ 6,892
Mortgage-backed securities                  20,750       20,049       22,540       21,966
                                           -------      -------      -------      -------

    Total securities held to maturity      $25,752      $25,120      $29,306      $28,858
                                           =======      =======      =======      =======

Loans

Our loan portfolio consists of residential and commercial real estate loans, construction and land development loans, commercial loans, home equity lines of credit and consumer loans originated primarily in our market area. There are no foreign loans outstanding. Interest rates charged on loans are affected principally by the demand for such loans, the supply of money available for lending purposes and the rates offered by our competitors. Total net loans were 70.2% of total assets at September 30, 2006, compared to 69.9% of total assets at December 31, 2005.

Multi-Family and Commercial Real Estate Lending

We originate multi-family and commercial real estate loans that are generally secured by five or more unit apartment buildings and properties used for business purposes, such as small office buildings, restaurants or retail facilities. These loans generally involve larger principal amounts and a greater degree of risk than one-to-four family residential mortgage loans. Because payments on loans secured by multi-family and commercial real estate properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. We seek to minimize these risks through our underwriting standards.

Multi-family and commercial real estate loans totaled $214.2 million and comprised 49.7% of the total gross loan portfolio at September 30, 2006. At December 31, 2005, the multi-family and commercial real estate loan portfolio totaled $213.8 million, or 51.6% of total gross loans.

Residential Lending

We currently offer fixed-rate, one-to-four family mortgage loans with terms from 10 to 30 years and a number of adjustable-rate mortgage loans with terms of up to 30 years and interest rates that adjust every one or three years from the outset of the loan.

We generally underwrite our residential real estate loans to comply with secondary market standards established by the Federal National Mortgage Association. Although loans are underwritten to standards that make them readily saleable, we have not chosen to sell these loans. Rather, we maintain them in our portfolio, consistent with our income and interest rate risk management targets.

Residential real estate loans totaled $128.5 million and comprised 29.8% of the total gross loan portfolio at September 30, 2006. At December 31, 2005, the residential real estate loan portfolio totaled $120.3 million, or 29.0% of total gross loans. Due to competitive pricing, our residential loan portfolio continues to increase, and grew 6.8% as a function of total gross loan portfolio dollars when comparing September 30, 2006 to December 31, 2005.

Commercial Loans

Commercial business loans consist of loans and lines predominantly collateralized by inventory, furniture and fixtures, and accounts receivable. In assessing the collateral for this type of loan, we apply a 50% liquidation value to inventories; 25% to furniture, fixtures and equipment; and 70% to accounts receivable less than 90 days of the invoice date.

Commercial loans totaled $47.1 million and comprised 10.9% of the total gross loan portfolio at September 30, 2006. At December 31, 2005, the commercial loan portfolio totaled $38.1 million, or 9.2% of total gross loans. With the implementation of our loan portfolio management team, our commercial loan officers are able to concentrate their efforts on this aspect of business development.

Construction Lending

Fixed-rate construction loans are originated for the development of one-to-four family residential properties. Although we do not generally make loans secured by raw land, our policies permit the origination of such loans. We do not, however, engage in speculative housing development. Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspections by an independent construction specialist warrant.

Construction and land development loans totaled $21.3 million and comprised 4.9% of total gross loan portfolio at September 30, 2006. At December 31, 2005, construction and land development loans totaled $21.5 million or 5.2% of total gross loans. With the implementation of our loan portfolio management team, our commercial loan officers are able to manage their efforts on business development.

Home Equity Lines of Credit

Home equity lines of credit are secured by second mortgages on owner-occupied, one-to-four family residences located in our primary market area. Interest rates on our home equity lines of credit are generally indexed to the Wall Street Journal Prime Rate and adjust on a monthly basis.

Home equity lines of credit totaled $17.1 million and comprised 4.0% of the total gross loan portfolio at September 30, 2006. At December 31, 2005, home equity lines of credit totaled $17.9 million, or 4.3% of total gross loans.

Consumer Lending

Consumer loans are either secured or unsecured by rapidly depreciable assets such as recreational vehicles and automobiles and entail greater risks than one-to-four family residential mortgage loans. Consumer loans are typically made based on the borrower's ability to repay the loan through continued financial stability. We endeavor to minimize risk by reviewing the borrower's repayment history on past debts and assessing the borrower's ability to meet existing obligations on the proposed loan. Consumer loans are both secured and unsecured borrowings. Consumer loans totaled $2.9 million and comprised 0.7% of the total gross loan portfolio at September 30, 2006. At December 31, 2005, the consumer loans totaled $2.6 million, or 0.6% of total gross loans.

The following table summarizes our loan portfolio by category at September 30, 2006 and December 31, 2005.

                                                                                                  Percentage
                                                 September 30, 2006     December 31, 2005     Increase/(Decrease)
                                                 ------------------     -----------------     -------------------
                                                                      (Dollars in thousands)
Real estate mortgage loans:
  Commercial                                          $214,227              $213,815                  0.19%
  Residential                                          128,534               120,345                  6.80%
  Construction and land development                     21,268                21,490                 -1.03%
  Home equity lines of credit                           17,064                17,915                 -4.75%
Commercial, financial and agricultural loans            47,111                38,111                 23.62%
Consumer loans                                           2,911                 2,623                 10.98%
                                                      --------              --------                -------
      Total loans                                      431,115               414,299                  4.06%
Less: Allowance for loan losses                         (4,374)               (4,333)                 0.95%
      Net deferred loan fees                              (311)                 (356)               -12.64%
                                                      --------              --------                -------
      Loans, net                                      $426,430              $409,610                  4.11%
                                                      ========              ========                =======

The increases in the loan portfolio are the result of the continued demand by small businesses for commercial and industrial loans and the normal origination process for residential loans. These increases were partially offset by a weaker overall general market environment relating to commercial real estate and home equity lines of credit.

The following table presents information with respect to non-performing loans at September 30, 2006 and December 31, 2005.

                                                                 September 30, 2006     December 31, 2006
                                                                 ------------------     -----------------
                                                                          (Dollars in thousands)
Non-accrual loans                                                     $    497              $    906
Loans 90 days or more past due and still accruing                            -                     -
                                                                      --------              --------

    Total non-performing loans                                        $    497              $    906
                                                                      ========              ========

Percentage of non-accrual loans to total gross loans                     0.12%                 0.22%

Percentage of allowance for loan losses to non-accrual loans           880.08%               478.26%

The $497,000 of non-accrual loans as of September 30, 2006 consists of $464,000 of commercial real estate loans, $28,000 of residential real estate loans and $5,000 of consumer loans. There were no restructured loans included in non-accrual loans for the nine months ended September 30, 2006.

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

Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114") applies to all loans except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. We do not separately identify consumer loans for impairment disclosures. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principle or interest when due according to the contractual terms of the loan agreement.

The following is a summary of information pertaining to impaired and non-accrual loans:

                                                                    September 30, 2006       December 31, 2006
                                                                    ------------------       -----------------
                                                                               (Dollars in thousands)
Impaired loans without a valuation allowance                              $  497                   $  49
Impaired loans with a valuation allowance                                      -                     906
                                                                          ------                   -----
   Total impaired loans                                                   $  497                   $ 955
                                                                          ======                   =====

Valuation allowance related to impaired loans                             $    -                   $  87
                                                                          ======                   =====
   Total non-accrual loans                                                $  497                   $ 906
                                                                          ======                   =====

Total loans past-due ninety days or more and still accruing               $   15                   $   -
                                                                          ======                   =====

                                   Analysis of Allowance for Loan Losses

The table below illustrates the changes in the Allowance for Loan Losses for the periods indicated.

                                                                            Nine Months Ended September 30,
                                                                            -------------------------------
                                                                                2006             2005
                                                                                ----             ----
                                                                                (Dollars in thousands)
Balance at beginning of period                                                  $4,333           $4,101
Charge-offs:
  Real estate mortgage loans:
    Commercial                                                                       -                -
    Residential                                                                      -                -
    Home equity lines of credit                                                      -                -
Commercial, financial and agricultural loans                                         -                -
Consumer                                                                            12                -
                                                                                ------           ------
                                                                                    12                -
                                                                                ------           ------
Recoveries:
  Real estate mortgage loans:
    Commercial                                                                       -                -
    Residential                                                                      5                -
    Home equity lines of credit                                                      -               16
Commercial, financial and agricultural loans                                         9               39
Consumer                                                                             -                9
                                                                                ------           ------
                                                                                    14               64
                                                                                ------           ------
      Net loan recoveries (charge-offs)                                              2               64
Provision for loan losses                                                           39              109
                                                                                ------           ------
      Balance at end of period                                                  $4,374           $4,274
                                                                                ======           ======

Allowance for loan losses as a percent of loans                                  1.01%            1.07%
                                                                                ======           ======
Ratio of net loan recoveries (charge-offs) to average loans outstanding          0.00%            0.01%
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

The allowance consists of specific, general and unallocated components. For loans that are classified as impaired, a specific allowance is established when the discounted cash flow (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The amount of the unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

As the composition of the loan portfolio changes and diversifies over time, management must revaluate the adequacy of allowance for loan losses. After thorough review and analysis of the adequacy of the loan loss allowance, management determined a provision for losses of $39,000 was required for the nine months ended

September 30, 2006 as compared to a provision of $109,000 for the nine months ended September 30, 2005. The allowance for loan losses as a percentage of total loans outstanding declined from 1.05% at December 31, 2005 to 1.01% at September 30, 2006. The decline in the provision for loan losses in 2006, as compared to the same period in 2005, was primarily attributable to refinements made in calculating the risk components inherent in our loan portfolio, and the continued positive credit quality trends inherent in our loan portfolio. These refinements in the allocated risk factors attributable to all loan pools were finalized in the second quarter of 2006.

This table below shows an allocation of the allowance for loan losses at the dates indicated. The unallocated portion of the allowance for loan losses is reflected in the allocation for real estate mortgage loans.

                               September 30, 2006         December 31, 2005
                             ----------------------     ----------------------
                                         Percent of                 Percent of
                                          Loans in                   Loans in
                                            Each                       Each
                                        Category to                Category to
                             Amount     Total Loans     Amount     Total Loans
                             ----------------------     ----------------------
                                          (Dollars in thousands)

Commercial                   $  750        10.9%        $  905         9.2%

Real estate construction        202         4.9%           248         5.2%

Real estate mortgage          3,216        83.5%         3,056        85.0%

Consumer                        206         0.7%           124         0.6%
                             -------------------        -------------------

                             $4,374       100.0%        $4,333       100.0%
                             ===================        ===================

Deposits

We continue our efforts to competitively price deposit products and develop and maintain banking relationships with our customers. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition from local branches of nationwide and regional banks as well as local banks and credit unions. Our total deposits increased from $415.8 million at December 31, 2005 to $422.7 million at September 30, 2006, an increase of $6.8 million or 1.6%. The increase in total deposits was whollly attributable to increases in term deposits. A $10.0 million certificate of deposit from the Commonwealth of Massachusetts that is to be used to assist in promoting job growth through loans to qualifying small businesses, and other reinvestments from lower-yielding deposit products made up the majority of this increase offset by run off in other non-certificate deposit products.

The following table presents deposits by category at September 30, 2006 and December 31, 2005.

                                                                                           Percentage
                                          September 30, 2006     December 31, 2005     Increase/(Decrease)
                                          ------------------     -----------------     -------------------
                                                               (Dollars in thousands)
Demand deposits                                $ 76,638              $ 80,705                 -5.04%
NOW                                              49,388                55,493                -11.00%
Regular and other savings                        79,413                87,146                 -8.87%
Money market deposits                            26,795                29,835                -10.19%
                                               --------              --------                -------
  Total non-certificate accounts                232,234               253,179                 -8.27%
                                               --------              --------                -------

Term certificates less than $100,000            122,290               116,861                  4.65%
Term certificates of $100,000 or more            68,147                45,806                 48.77%
                                               --------              --------                -------
  Total certificate accounts                    190,437               162,667                 17.07%
                                               --------              --------                -------
  Total deposits                               $422,671              $415,846                  1.64%
                                               ========              ========                =======

Borrowings

There was no change in the balance of our subordinated debentures from December 31, 2005 to September 30, 2006. Short- and long-term advances from the Federal Home Loan Bank of Boston totaled $120.9 million at September 30, 2006, as compared to $107.9 million at December 31, 2005, an increase of $13.1 million, or 12.1%. This increase primarily represents the difference between the growth in our loans and investment securities compared to the growth in our deposits and the reductions in our cash equivalents. Our strategy is to obtain an appropriate overall cost of funds utilizing deposit growth combined with advances from the Federal Home Loan Bank to support our loan growth, and investment securities increases, if any.

Comparison of Results of Operations for the Three Months Ended September 30,
----------------------------------------------------------------------------
2006 and 2005
-------------

General

Net income increased from $900,000 or $0.22 per share on a diluted basis, for the three months ended September 30, 2005 to $1.0 million or $0.25 per share on a diluted basis, for the three months ended September 30, 2006, a 15.9% increase. Net interest and dividend income remained relatively stable, with large offsetting increases in interest income and interest expense, when comparing the three months ended September 30, 2005 and 2006. The provision for loan losses decreased by $44,000 for the three months ended September 30, 2006. Non-interest income increased by $130,000 or 21.6% from $602,000 to $732,000 for the three months ended September 30, 2005 and 2006. Non-interest expense increased by $56,000 or 1.5%, to $3.7 million for the three months ended September 30, 2006 when compared to September 30, 2005.

Interest Income

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

Interest and dividend income increased by $1.2 million or 16.5%, from $7.5 million for the three months ended September 30, 2005 to $8.7 million for the three months ended September 30, 2006. The majority of this increase can be attributed to growth in the loan portfolio and an increase in yields on loans. The average balance of loans increased by $33.9 million or 8.5% and the yield on the loan portfolio increased from 5.9% for the three months ended September 30, 2005 to 6.5% for the three months ended September 30, 2006. The increases resulted from a greater volume and higher rates earned on commercial and real estate loans reflecting current market conditions. Interest and dividends on investments increased by $97,000 for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The increase was primarily the result of the equivalent of two Federal Home Loan Bank of Boston dividend payments in the third quarter of 2006, after not declaring a second quarter dividend, compared to only one dividend payment in the comparable period in the prior year.

Interest Expense

Total interest expense increased by $1.0 million or 35.2%, from $3.0 million for the three months ended September 30, 2005 to $4.0 million for the three months ended September 30, 2006. In response to competitive pressures and the rising rate environment, we raised rates on certain deposit products with the most significant increases in certificate of deposit and certain money-market based products. As a result of the rate increases and a large movement of balances from lower yielding deposit products to higher yielding term products, the weighted average cost of deposits increased from 2.04% for the three months ended September 30, 2005 to 2.97% for the three months ended September 30, 2006. The interest expense on Federal Home Loan Bank borrowings increased $54,000 during this same time period due primarily to associated rate and volume increases. Interest expense associated with subordinated debentures increased by $51,000, the result of increased market interest rates. The debentures carry an adjustable rate of interest tied to the three-month LIBOR rate.

Net Interest Margin

As a result of the current interest rate environment and our corresponding rate increases on deposit accounts, the net interest margin has compressed 1 basis point from 3.32% for the three months ended September 30, 2005 to 3.31% at September 30, 2006. The compression in net interest margin was mostly due to the growth in an environment with an inverted yield curve and low yielding loans and investments, combined with intense competition for deposits.

Provision for Loan Losses

After thorough review and analysis of the adequacy of the loan loss reserve, management deemed it prudent not to provide a provision for possible loan losses for the three months ended September 30, 2006 compared to $44,000 for possible loan losses for the three months ended September 30, 2005. The decline in the provision for loan losses in 2006 was attributable to continued improvements in the overall loan quality, combined with the refinements made in the allocated risk factors attributable to all components of our loan portfolio, during the first six months of 2006.

The following table sets forth our average assets, liabilities, and stockholders' equity, interest income earned and interest paid, average rates earned and paid, net interest spread and the net interest margin for the three months ended September 30,
2006 and 2005. Average balances reported are daily averages.

                                                                    Three Months Ended September 30,
                                           -----------------------------------------------------------------------------------
                                                            2006                                        2005
                                           ---------------------------------------     ---------------------------------------
                                           Average         Interest        Average     Average         Interest        Average
                                           Balance      Income/Expense      Rate       Balance      Income/Expense      Rate
                                           ---------------------------------------     ---------------------------------------
Assets:                                                                  (Dollars in thousands)
-------
Interest earning assets (2)
Loans:
  Commercial                               $ 50,928        $   984          7.67%      $ 33,618        $   597          7.05%
  Commercial real estate                    229,519          3,864          6.68%       223,813          3,450          6.12%
  Residential real estate                   148,845          2,142          5.71%       138,309          1,858          5.33%
  Consumer                                    2,660             87         12.98%         2,306             38          6.54%
                                           -----------------------                     -----------------------
    Total loans                             431,952          7,077          6.50%       398,046          5,943          5.92%
  Federal funds sold                          2,947             44          5.92%         4,916             41          3.31%
  Taxable debt securities                   108,547          1,288          4.71%       120,487          1,284          4.23%
  Tax-exempt debt securities (1)              5,654             94          6.59%         7,703            128          6.58%
  Marketable equity securities                4,331             40          3.66%         4,021             38          3.75%
  FHLB stock                                  6,415            173         10.70%         6,188             66          4.23%
  Other investments                             650             10          6.11%         1,184              7          2.35%
                                           -----------------------                     -----------------------
    Total interest earning assets           560,496          8,726          6.18%       542,545          7,507          5.49%
  Allowance for loan losses                  (4,368)       -------                       (4,228)       -------
  Deferred loan fees                           (326)                                       (383)
  Cash and due from banks                    12,970                                      14,734
  Other assets                               38,009                                      26,650
                                           --------                                    --------
                                           $606,781                                    $579,318
                                           ========                                    ========

Liabilities and Stockholders' Equity:
-------------------------------------
Interest bearing liabilities
  Savings accounts                         $ 80,255        $   302          1.49%      $ 95,498        $   304          1.26%
  NOW accounts                               53,506            170          1.26%        48,786            146          1.19%
  Money market accounts                      26,966            182          2.68%        30,028            101          1.33%
  Time deposits                             187,837          1,962          4.14%       150,647          1,121          2.95%
  FHLB advances                             106,472          1,196          4.46%       114,025          1,142          3.97%
  Subordinated debt                          10,310            217          8.35%        10,310            166          6.39%
                                           -----------------------                     -----------------------
    Total interest bearing liabilities      465,346          4,029          3.44%       449,294          2,980          2.63%
  Demand deposits                            75,343        -------                       79,441        -------
  Other liabilities                          16,269                                       2,119
                                           --------                                    --------
    Total liabilities                       556,958                                     530,854
    Total stockholders' equity               49,823                                      48,464
                                           --------                                    --------
                                           $606,781                                    $579,318
                                           ========                                    ========

Net interest income                                        $ 4,697                                     $ 4,527
                                                           =======                                     =======
Net interest spread                                                         2.74%                                       2.86%
                                                                           =====                                        ====
Net interest margin                                                         3.32%                                       3.31%
                                                                           =====                                        ====

(1)   On a fully taxable basis based on tax rate of 35.0% for 2006 and 2005. Interest income on investments and net interest income includes a fully taxable equivalent adjustment of $33,000 in 2006 and $45,000 in 2005.
(2)   Average balance includes non-accruing loans. The effect of including such loans, although not material, is to reduce the average rate earned on the Company's loans.

                                                              26

The following table presents the changes in components of net interest income for the three months ended September 30, 2006 and 2005, which are the result of changes in interest rates and changes that in the volume of the underlying asset or liability. Changes that are attributable to the changes in both rate and volume have been allocated equally to rate and volume.

                                 Three Months Ended September 30,
                                 2006 vs. 2005 Increase (Decrease)
                                 ---------------------------------
                                  Total       Due to      Due to
                                  Change      Volume       Rate
                                 ---------------------------------
                                          (In thousands)

Commercial loans                  $  387      $ 330        $ 57
Commercial real estate               414         90         324
Residential real estate              284        147         137
Consumer loans                        49          7          42
Federal funds sold                     3        (23)         26
Taxable debt securities                4       (134)        138
Tax-exempt debt securities           (34)       (34)          -
Marketable equity securities           2          3          (1)
FHLB Stock                           107          3         104
Other investments                      3         (6)          9
                                  -----------------------------
  Total interest income            1,219        383         836
                                  -----------------------------


Savings accounts                      (2)       (53)         51
NOW accounts                          24         15           9
Money market accounts                 81        (15)         96
Time deposits                        841        319         522
FHLB advances                         54        (80)        134
Subordinated debt                     51          -          51
                                  -----------------------------
  Total interest expense           1,049        186         863
                                  -----------------------------
    Net interest income           $  170      $ 197        $(27)
                                  =============================

Non-Interest Income

Non-interest income increased from $602,000 for the three months ended September 30, 2005 to $732,000 for the three months ended September 30, 2006, an increase of $130,000 or 21.6%. The growth was primarily attributable to increases in service charges on deposit accounts attributable to the introduction of an overdraft protection program and increases in the volumes of official check fees and debit card income offset by the non recurrence of a gain on the sale of loans in the three months ended September 30, 2005.

Non-Interest Expense

Non-interest expense increased by $56,000 to $3.7 million for the three months ended September 30, 2006 as compared to the same three month period in 2005. The change is primarily related to increased expenses associated with the outsourcing of substantial portions of back office operations to minimize risk, increase efficiency and utilize advanced technologies which were partially offset by savings in salary expenses.

Provision for Income Taxes

Income before income taxes was $1.4 million for the three months ended September 30, 2005 compared to $1.7 million for the three months ended September 30, 2006. Provision for income taxes totaled $458,000 and $615,000 million for the three months ended September 30, 2005 and 2006, respectively, representing effective tax rates of 33.7% and 37.1%, respectively. The increase in the overall tax rate was due to a decline in income for the Bank's subsidiaries which are taxed at a lower state tax rate and a decline in federally exempt municipal income.

Comparison of Results of Operations for the Nine Months Ended September 30,
---------------------------------------------------------------------------
2006 and 2005
-------------

General

Net income decreased from $2.8 million or $0.69 per share on a diluted basis, for the nine months ended September 30, 2005 to $2.6 million or $0.62 per share on a diluted basis, for the nine months ended September 30, 2006, a decrease of 9.6%. Net interest and dividend income increased by $268,000 or 2.0%, from $13.4 million to $13.6 million when comparing the nine months ended September 30, 2005 and 2006. Over the same period, the provision for loan losses decreased from $109,000 to $39,000. Non-interest income increased by $270,000 or 15.8% from $1.7 million to $2.0 million for the nine months ended September 30, 2005 and 2006. Non-interest expenses increased by $821,000 or 7.7%, from $10.6 million for the nine months ended September 30, 2005 to $11.4 million for the nine months ended September 30, 2006.

Interest Income

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

Interest and dividend income increased by $3.4 million or 15.8%, to $24.6 million for the nine months ended September 30, 2006 from $21.2 million for the nine months ended September 30, 2005. This increase is primarily attributable to the growth in the loan portfolio and higher yields on loans. The average balance of loans increased by $35.8 million or 9.2% and the yield on the loan portfolio increased from 5.8% for the nine months ended September 30, 2005 to 6.4% for the nine months ended September 30, 2006. The increases were principally the result of a greater volume and higher rates earned on commercial and real estate loans reflecting current market conditions. Interest and dividends on investments increased by $92,000, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The increase was due to higher rates reduced by lower average balances.

Interest Expense

Total interest expense increased by $3.1 million or 39.2%, from $7.9 million for the nine months ended September 30, 2005 to $11.0 million for the nine months ended September 30, 2006. Market interest rates together with our own deposit rates have increased. Interest on deposits increased by $2.5 million or 58.2% when comparing the nine months ended September 30, 2006 and 2005. In response to competitive pressures and the rising rate environment, we raised rates on certain deposit products with the most significant increases in certificate of deposit and certain money-market based products. As a result of the rate increases, the weighted average cost of deposits increased from 1.79% for the nine months ended September 30, 2005 to 2.66% for the nine months ended September 30, 2006. Interest expense associated with the Federal Home Loan Borrowings increased by $434,000 due to a combination of rate and volume increases related to the need to fund loan growth. Interest expense associated with subordinated debentures increased by $155,000, the result of increased market interest rates. The debentures carry an adjustable rate of interest tied to the three-month LIBOR rate.

Net Interest Margin

As a result of the current interest rate environment and our corresponding rate increases on deposit accounts, the net interest margin has compressed 9 basis points from 3.41% for the nine months ended September 30, 2005 to 3.32% at September 30, 2006. The compression in net interest margin was mostly due to the growth in an environment with an inverted yield curve and low yielding loans and investments, combined with intense competition for deposits.


Provision for Loan Losses

After thorough review and analysis of the adequacy of the loan loss reserve, management deemed it prudent to provide $39,000 for possible loan losses for the nine months ended September 30, 2006 compared to $109,000 for possible loan losses for the nine months ended September 30, 2005. The decline in the provision for loan losses in 2006 was attributable to continued improvements in the overall loan quality, combined with the refinements made in the allocated risk factors attributable to all components of our loan portfolio, during the nine months ended September 30, 2006, as compared to the same period in 2005.

The following table sets forth our average assets, liabilities, and stockholders' equity, interest income earned and interest paid, average rates earned and paid, net interest spread and the net interest margin for the nine months ended September 30,
2006 and 2005. Average balances reported are daily averages.

                                                                     Nine Months Ended September 30,
                                           -----------------------------------------------------------------------------------
                                                            2006                                        2005
                                           ---------------------------------------     ---------------------------------------
                                           Average         Interest        Average     Average         Interest        Average
                                           Balance      Income/Expense      Rate       Balance      Income/Expense      Rate
                                           ---------------------------------------     ---------------------------------------
Assets:                                                                  (Dollars in thousands)
-------
Interest earning assets (2)
Loans:
  Commercial                               $ 46,611        $ 2,643          7.58%      $ 31,397        $ 1,504          6.40%
  Commercial real estate                    229,006         11,183          6.53%       220,750         10,038          6.08%
  Residential real estate                   145,864          6,208          5.69%       133,893          5,288          5.28%
  Consumer                                    2,592            163          8.41%         2,279            107          6.28%
                                           -----------------------                     -----------------------
    Total loans                             424,073         20,197          6.37%       388,319         16,937          5.83%
  Federal funds sold                          2,811            109          5.14%        10,021            198          2.64%
  Taxable debt securities                   109,321          3,683          4.51%       111,464          3,517          4.22%
  Tax-exempt debt securities (1)              6,057            302          6.66%         7,985            397          6.65%
  Marketable equity securities                4,347            112          3.44%         4,681            121          3.46%
  FHLB stock                                  6,341            256          5.40%         5,721            179          4.18%
  Other investments                             650             27          5.55%           775             18          3.11%
                                           -----------------------                     -----------------------
    Total interest earning assets           553,600         24,686          5.96%       528,966         21,367          5.40%
  Allowance for loan losses                  (4,361)       -------                       (4,185)       -------
  Deferred loan fees                           (329)                                       (394)
  Cash and due from banks                    12,958                                      16,539
  Other assets                               26,234                                      26,281
                                           --------                                    --------
                                           $588,102                                    $567,207
                                           ========                                    ========

Liabilities and Stockholders' Equity:
-------------------------------------
Interest bearing liabilities
  Savings accounts                         $ 82,533        $   830          1.34%      $ 92,926        $   772          1.11%
  NOW accounts                               55,633            531          1.28%        48,422            377          1.04%
  Money market accounts                      26,921            440          2.19%        34,858            320          1.23%
  Time deposits                             175,866          4,982          3.79%       144,474          2,819          2.61%
  FHLB advances                             109,447          3,561          4.35%       107,697          3,127          3.88%
  Subordinated debt                          10,310            612          7.94%        10,310            457          5.93%
                                           -----------------------                     -----------------------
    Total interest bearing liabilities      460,710         10,956          3.18%       438,687          7,872          2.40%
  Demand deposits                            74,334        -------                       78,579        -------
  Other liabilities                          12,641                                       2,229
                                           --------                                    --------
    Total liabilities                       547,685                                     519,495
    Total stockholders' equity               40,417                                      47,712
                                           --------                                    --------
                                           $588,102                                    $567,207
                                           ========                                    ========

Net interest income                                        $13,730                                     $13,495
                                                           =======                                     =======
Net interest spread                                                         2.78%                                       3.00%
                                                                           =====                                        ====
Net interest margin                                                         3.32%                                       3.41%
                                                                           =====                                        ====

(1)   On a fully taxable basis based on tax rate of 35.0% for 2006 and 2005. Interest income on investments and net interest income includes a fully taxable equivalent adjustment of $106,000 in 2006 and $139,000 in 2005.
(2)   Average balance includes non-accruing loans. The effect of including such loans, although not material, is to reduce the average rate earned on the Company's loans.

                                                              31

The following table presents the changes in components of net interest income for the nine months ended September 30, 2006 and 2005, which are the result of changes in interest rates and changes in the volume of the underlying asset or liability. Changes that are attributable to the changes in both rate and volume have been allocated equally to rate and volume.

                                  Nine Months Ended September 30,
                                 2006 vs. 2005 Increase (Decrease)
                                 ---------------------------------
                                  Total       Due to      Due to
                                  Change      Volume       Rate
                                 ---------------------------------
                                          (In thousands)

Commercial loans                  $1,139      $  826      $  313
Commercial real estate             1,145         385         760
Residential real estate              920         492         428
Consumer loans                        56          16          40
Federal funds sold                   (89)       (211)        122
Taxable debt securities              166         (70)        236
Tax-exempt debt securities           (95)        (96)          1
Marketable equity securities          (9)         (9)          -
FHLB Stock                            77          21          56
Other investments                      9          (4)         13
                                  ------------------------------
   Total interest income           3,319       1,350       1,969
                                  ------------------------------


Savings accounts                      58         (95)        153
NOW accounts                         154          61          93
Money market accounts                120        (101)        221
Time deposits                      2,163         702       1,461
FHLB advances                        434          52         382
Subordinated debt                    155           -         155
                                  ------------------------------
   Total interest expense          3,084         619       2,465
                                  ------------------------------
        Net interest income       $  235      $  731      $ (496)
                                  ==============================

Non-Interest Income

Non-interest income increased from $1.7 million for the nine months ended September 30, 2005 to $2.0 million for the nine months ended September 30, 2006, an increase of $270,000 or 15.8%. Service charges on deposit accounts increased by $409,000 or 65.7% from $623,000 for the nine months ended September 30, 2005 to $1.0 million for the nine months ended September 30, 2006. This was the result of an increase in overdraft fees with the implementation of an overdraft protection program partially offset by a decrease in service charges on checking accounts. For the nine months ended September 30, 2006, losses recognized on the sale of assets and securities amounted to $155,000 when compared to gains of $128,000 for the nine months ended September 30, 2005. The losses were primarily attributable to the sale of low-yielding securities in the second quarter of 2006 which was part of a restructuring strategy to obtain higher-yielding investments. Cash surrender value increases pertaining to bank-owned life insurance policies decreased $43,000 to $320,000 for the nine months ended September 30, 2006 from $363,000 for the nine months ended September 30, 2005. Additionally, other income increased from $597,000 for the nine months ended September 30, 2005 to $784,000 for the nine months ended September 30, 2006, an increase of $187,000 or 31.3%, primarily as a result of increased commissions earned on the sale of non-deposit investment products, combined with increased volumes in official check fees and debit card income.

Non-Interest Expense

Non-interest expense increased from $10.6 million for the nine months ended September 30, 2005 to $11.4 million for the nine months ended September 30, 2006, an increase of $821,000 or 7.3%. Salaries and employee benefits increased by $199,000 or 3.2%, from $6.2 million for the nine months ended September 30, 2005 to $6.4 million for the nine months ended September 30, 2006. The increase in salaries and benefits includes the adoption of SFAS 123(R) effective January 1, 2006 applicable to the Company's stock-based employee compensation plan which resulted in the recognition of $185,000 in expense, an increase in the Bank's defined benefit plan expense of $80,000 which includes the recognition of settlement accounting. The increases were partially offset by salary reductions attributable to the outsourcing of substantial portions of our back room operations. Occupancy and equipment expense for the nine months ended September 30, 2006 increased $208,000 to $1.5 million as compared to $1.3 million for the nine months ended September 30, 2005. The increase was the result of additional depreciation expense incurred from both our Assonet branch that was opened April 2005 and the upgrade in software associated with the modernization of teller and platform systems. Professional fees increased $192,000 due primarily to the outsourcing of our internal audit function commencing January 1, 2006 and consultations regarding accounting and regulatory matters. Marketing expense decreased $217,000 to $273,000 for the nine months ended September 30, 2006 from $490,000 for the nine months ended September 30, 2005 which is attributable to the timing of certain advertising and community sponsorship initiatives in 2006. Other expense increased $439,000 or 26.7% from $1.6 million for the nine months ended September 30, 2005 to $2.1 million for the nine months ended September 30, 2006. This increase was due to the increased volume of internet banking and cash management fees, increased postage cost, the outsourcing of our courier service, and the increase of meetings and committee fees for two additional Board members.

Provision for Income Taxes

Income before income taxes was $4.3 million for the nine months ended September 30, 2005 as compared to $4.1 million for the nine months ended September 30, 2006. Provision for income taxes totaled $1.5 million and $1.6 million for the nine months ended September 30, 2005 and 2006, respectively, representing effective tax rates of 34.4% and 37.6%, respectively. The increase in the overall tax rate was primarily due to a decline in income for the Bank's subsidiaries which are taxed at a lower state tax rate and a decline in federally exempt municipal income for the nine months ended September 30, 2006 compared to 2005.

Liquidity
---------

Our principal sources of funds are customer deposits, amortization and payoff of existing loan principal, and sales, amortization or maturities of various investment securities. The Bank is a voluntary member of the Federal Home Loan Bank of Boston and as such, may take advantage of the Federal Home Loan Bank of Boston's borrowing programs to enhance liquidity and leverage its favorable capital position. The Bank also may draw on lines of credit at the Federal Home Loan Bank of Boston or the Federal Reserve Board, and enter into repurchase or reverse repurchase agreements with authorized brokers. These various sources of liquidity are used to fund withdrawals, new loans, and investments.

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

Maturities and sales of investment securities provide us with liquidity. Our policy of purchasing shorter-term debt securities reduces market risk in the bond portfolio while providing significant cash flow. For the nine months ended September 30, 2006, cash flow from maturities of securities was $11.3 million and the proceeds from sales of securities totaled $15.4 million. In comparison, maturities of securities aggregated $14.2 million, and the proceeds from sales of securities aggregated $2.3 million for the nine months ended September 30, 2005. Purchases of securities for the nine months ended September 30, 2006 totaled $35.7 million compared to $27.7 million at September 30, 2005.

Amortization and pay-offs of the loan portfolio also provide us with significant liquidity. Traditionally, amortization and pay-offs are reinvested into loans.

We have also used borrowed funds as a source of liquidity. At September 30, 2006, the Bank's outstanding borrowings from the Federal Home Loan Bank of Boston were $120.9 million. The Bank has the capacity to borrow in excess of additional $25.7 million at the Federal Home Loan Bank.

Loan originations for the nine months ended September 30, 2006 totaled $84.4 million. Commitments to originate loans at September 30, 2006 were $5.5 million, excluding unadvanced construction funds totaling $13.3 million, unadvanced commercial lines of credit totaling $18.6 million and unadvanced home equity lines totaling $16.1 million. Management believes that adequate liquidity is available to fund loan commitments utilizing deposits, loan amortization, maturities of securities, or borrowings.


Capital
-------

At September 30, 2006, our total shareholders' equity was $50.8 million, an increase of $1.9 million from $48.9 million at December 31, 2005. Additions to shareholders' equity consisted primarily of net income of $2.6 million and accumulated other comprehensive income of $479,000 for the nine months ended September 30, 2006. In addition, there were 25,260 shares of common stock issued at a value of $448,000, pursuant to our Dividend Reinvestment Program, in lieu of cash dividends or for optional cash contributions. Furthermore, stock option exercises resulted in the issuance of 28,000 shares common stock at a value of $305,000, plus a related tax benefit of $82,000 and stock-based compensation of $185,000. These additions were offset by dividends declared of $1.1 million, the repurchase of 31,105 shares of treasury stock for $570,000, and the contribution of $475,000 to a trust for the purchase of our common stock to be used for restricted stock awards. In May 2006, the Board authorized the purchase of 50,000 shares of common stock to be held in trust for future restricted stock awards under the 2004 Equity Incentive Plan. The $475,000, which is reflected on our balance sheet as unearned compensation under stockholder's equity has been contributed to the trust to fund the purchase of some of these shares. No shares have yet been awarded.

Under the requirements for Risk Based and Leverage Capital of the federal banking agencies, a minimum level of capital will vary among banks based on safety and soundness of operations. Risk Based Capital ratios are calculated with reference to risk-weighted assets, which include both on and off balance sheet exposure.

In addition to meeting the required levels, the Company's and the Bank's capital ratios met the criteria of the well-capitalized category established by the federal banking agencies at September 30, 2006 and at December 31, 2005. The Tier I Capital leverage ratio and Tier I Capital to risk weighted assets ratio for Slade's Ferry Bancorp are 9.86% and 14.04%, respectively, at September 30, 2006. Slade's Ferry Bancorp's Tier I Capital leverage ratio and Tier I Capital to risk weighted assets ratio at December 31, 2005 were 10.07% and 14.66%, respectively. The Tier I Capital leverage ratio and Tier I Capital to risk weighted assets ratio for the Bank are 8.80% and 12.22%, respectively, at September 30, 2006. The Bank's Tier I Capital leverage ratio and Tier I Capital to risk weighted assets ratio at December 31, 2005 were 8.56% and 12.51%, respectively.

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

                                    ITEM 3

           QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We consider interest rate risk to be a significant market risk as it could potentially have an effect on our financial condition and results of operation. The definition of interest rate risk is the exposure of our earnings to adverse movements in interest rates, arising from the differences in the timing of repricing of assets and liabilities; the differences in the various pricing indices inherent in our assets and liabilities; and the effects of overt and embedded options in our assets and liabilities. Our Asset/Liability Committee, comprised of the executive management, is responsible for managing and monitoring interest rate risk, and reviewing with the Board of Directors, at least quarterly, the interest rate risk positions, the impact changes in interest rates could have on net interest income, and the maintenance of interest rate risk exposure within approved guidelines.

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

The income simulation model currently utilizes a 200 basis point increase and decrease in interest rate shocks. The interest rate movements used assume an instant and parallel change in interest rates with no ability to implement any strategic plans in response to the change in rates. Prepayment speeds for loans are based on median dealer forecasts for each interest rate scenario.

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

The following table reflects our estimated exposure as a percentage of net interest income and the change in basis points for the next twelve months, assuming an immediate change in interest rates set forth below:


       Rate Change       Estimated Exposure as a Percentage         Change
      (Basis Points)           of Net Interest Income           (Basis Points)
      ------------------------------------------------------------------------

           +200                        12.36%                        (22)
           -200                         5.95%                         11

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

      Rate Change       Economic Value     Change from
     (Basis Points)       of Equity        Flat Rates
     -------------------------------------------------

          Flat              13.02%             N/A
          +200              11.39%           -1.63%
          -200              12.99%           -0.03%

                                    ITEM 4

                            CONTROLS AND PROCEDURES


(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2006 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure. In connection with the rules regarding disclosure and control procedures, we intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b) Changes in Internal Controls over Financial Reporting

There were no changes in the Company's internal controls over financial reporting identified in connection with the Company's evaluation of its disclosure controls and procedures that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affects the Company's internal control over financial reporting.

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


                                    ITEM 2

          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides certain information with respect to our purchase of our common stock during the three months ended September 30, 2006.

                                                                       (c) Total Number of        (d) Maximum Number (or
                                         (a) Total                     Shares Purchased as     Approximate Dollar Value) of
                                         Number of     (b) Average      Part of Publicly          Shares that may yet be
                                          Shares       Price Paid      Announced Plans or      Purchased under the Plans or
               Period                    Purchased      per Share         Programs (1)                 Programs (1)

---------------------------------------------------------------------------------------------------------------------------

July 1, 2006 through July 31, 2006             -           N/A                    -                      208,036
---------------------------------------------------------------------------------------------------------------------------
Aug. 1, 2006 through Aug. 31, 2006         4,560         $18.08               4,560                      203,476
---------------------------------------------------------------------------------------------------------------------------
Sept. 1, 2006 through Sept. 30, 2006      13,545         $19.04              13,545                      189,931
---------------------------------------------------------------------------------------------------------------------------
               Total                      18,105         $18.80              18,105                      189,931
---------------------------------------------------------------------------------------------------------------------------

(1)   On July 18, 2006 the Company announced a stock repurchase plan pursuant to which the Company may repurchase up to
      208,036 shares of its outstanding common stock. The shares shown in this table in column (c) were repurchased in the months indicated, and the shares reflected in column (d) could still be repurchased as of the respective month end under the plan.

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

                                        SLADE'S FERRY BANCORP.
                                        -----------------------------------
                                        (Registrant)


November 14, 2006                       /s/ Mary Lynn D. Lenz
------------------------------          -----------------------------------
(Date)                                  Mary Lynn D. Lenz
                                        President and
                                        Chief Executive Officer


November 14, 2006                       /s/ Deborah A. McLaughlin
------------------------------          -----------------------------------
(Date)                                  Deborah A. McLaughlin
                                        Executive Vice President
                                        Chief Financial Officer and Chief
                                        Operations Officer

                                              EXHIBIT INDEX

Exhibit No.     Description                                                                        Item
-----------     -----------                                                                        ----

3.1             Amended and Restated Articles of Incorporation of Slade's Ferry Bancorp.            (1)

3.2             Amended and Restated Bylaws of Slade's Ferry Bancorp.                               (2)

3.3             Articles of Amendment to the Amended and Restated Articles of Incorporation         (3)
                of Slade's Ferry Bank

10.1            Slade's Ferry Bancorp. 1996 Stock Option Plan, as amended                           (4)

10.2            Supplemental Executive Retirement Agreement between Slade's Ferry Bancorp.          (5)
                and Manuel J. Tavares

10.3            Form of Director Supplemental Retirement Program Director Agreement,                (6)
                Exhibit 1 thereto (Slade's Ferry Trust Company Director Supplemental
                Retirement Program Plan) and Endorsement Method Split Dollar Plan
                Agreement thereunder.

10.4            Form of Directors' Paid-up Insurance Policy (part of the Director Supplemental      (7)
                Retirement Program).

10.5            Supplemental Executive Retirement Agreement between Slade's Ferry Bancorp.          (8)
                and Mary Lynn D. Lenz

10.6            Employment Agreement between Slade's Ferry Bancorp. and Mary Lynn D. Lenz           (9)

10.7            Employment Agreement between Slade's Ferry Bancorp. and Deborah A. McLaughlin      (10)

10.8            Employment Agreement between Slade's Ferry Bancorp. and Manuel J. Tavares          (11)

10.9            Form Change of Control Agreement                                                   (12)

10.10           Severance Pay Plan                                                                 (13)

10.11           Slade's Ferry Bancorp. 2004 Equity Incentive Plan                                  (14)

11.1            Statement Regarding Computation of Per Share Earnings

14.1            Code of Ethics                                                                     (15)

31.1            Rule 13a-14(a)/15d-14(a) Certification of the CEO

31.2            Rule 13a-14(a)/15d-14(a) Certification of the CFO

32.1            Section 1350 Certification of the CEO

32.2            Section 1350 Certification of the CFO

--------------------
(1)   Incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with the
      Commission on April 14, 1997.
(2)   Incorporated by reference to the Registrant's Form 8-K filed with the Commission on June 22, 2006.
(3)   Incorporated by reference to the Registrant's Form 8-K filed with the Commission on December 21,
      2004.
(4)   Incorporated by reference to the Registrant's Form 10-Q/A for the quarter ended June 30, 1999.
(5)   Incorporated by reference to the Registrant's Form 10-K/ASB for the fiscal year ended December 31,
      1996. (6)
(6)   Incorporated by reference to Exhibit 10 to the Registrant's Form 10-Q/A for the quarter ended
      March 31, 1999.
(7)   Incorporated by reference to Exhibit 10 to the Registrant's Form 10-Q/ASB for the quarter ended
      June 30, 1998.


(8)   Incorporated by reference to Exhibit 10.10 to the Registrant's Form 10-Q/A for the quarter ended
      March 31, 2003.
(9)   Incorporated by reference to Exhibit 10.11 to the Registrant's Form 10-Q/A for the quarter ended
      June 30, 2004.
(10)  Incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-Q/A for the quarter ended
      September 30, 2004.
(11)  Incorporated by reference to Exhibit 10.8 to the Registrant's Form 10-Q/A for the quarter ended
      September 30, 2004.
(12)  Incorporated by reference to the Registrant's Form 8-K filed with the Commission on January 13,
      2005.
(13)  Incorporated by reference to the Registrant's Form 8-K filed with the Commission on January 14,
      2005.
(14)  Incorporated by reference to Appendix C to the Registrant's Proxy Statement filed on April 9, 2004
(15)  Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31,
      2003.