Form 10-K
period 2006-12-31
SLADES FERRY BANCORP
filed 2007-03-30
CIK 857499

                                   FORM 10-K

  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----- ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $.01 par value

Name of each exchange on which registered:  Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:  None.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
                           Yes  [ ]          No  [X]

The aggregate market value of the common equity of Slade's Ferry Bancorp., held by nonaffiliates of the registrant as of June 30, 2006 was approximately $61,137,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the Registrant's fiscal year end of December 31, 2006 are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

Part I

Forward-Looking Statements                                                    2

ITEM 1  - Business                                                            3

ITEM 1A - Risk Factors                                                       18

ITEM 1B - Unresolved Staff Comments                                          20

ITEM 2  - Properties                                                         21

ITEM 3  - Legal Proceedings                                                  22

ITEM 4  - Submission of Matters to a Vote of Security Holders                22

Part II

ITEM 5  - Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities                  23

ITEM 6  - Selected Consolidated Financial Data                               26

ITEM 7  - Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          27

ITEM 7A - Quantitative and Qualitative Disclosures About Market Risk         45

ITEM 8  - Financial Statements and Supplementary Data                        47

ITEM 9  - Changes In and Disagreements With Accountants on Accounting
          and Financial Disclosure                                           47

ITEM 9A - Controls and Procedures                                            47

ITEM 9B - Other Information                                                  47

Part III

ITEM 10 - Directors, Executive Officers and Corporate Governance             48

ITEM 11 - Executive Compensation                                             48

ITEM 12 - Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                    48

ITEM 13 - Certain Relationships and Related Transactions, and
          Director Independence                                              49

ITEM 14 - Principal Accountant Fees and Services                             49

Part IV

ITEM 15 - Exhibits, Financial Statement Schedules                            50

Signatures                                                                   51

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

                                     ITEM 1

BUSINESS

GENERAL

Slade's Ferry Bancorp., a Massachusetts corporation, is a bank holding company headquartered in Somerset, Massachusetts with assets of $607.8 million, net loans of $422.4 million, deposits of $424.0 million and stockholders' equity of $51.2 million as of December 31, 2006. We conduct our business principally through our wholly-owned subsidiary, Slade's Ferry Trust Company (referred to herein as the "Bank"), a Massachusetts-chartered trust company. As a bank holding company, we are subject to the Bank Holding Company Act of 1956, as amended (the "BHCA"), and the rules and regulations of the Federal Reserve Board (the "FRB") under the BHCA. We are additionally subject to the provisions of the Massachusetts General Laws applicable to commercial bank and trust companies and other depository institutions and their holding companies and applicable regulations of the Massachusetts Division of Banks (the "Division"). We are also subject to the rules and regulations of the Securities and Exchange Commission (the "SEC") as our common stock is registered with the SEC and is quoted on the Nasdaq Capital Market. The Bank's deposit accounts are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Company (the "FDIC"). The Bank is subject to extensive regulation, examination and supervision by the Division as its primary corporate regulator, and by the FDIC as its deposit insurer and primary federal regulator. Any change in laws and regulations, whether by the Division, the FDIC, the FRB or the SEC or through legislation, could have a material adverse impact on our operation.

Our main office is located at 100 Slade's Ferry Avenue, Somerset,
Massachusetts, 02726, and our telephone number is (508) 675-2121. Slade's Ferry Bancorp. was organized for the purpose of becoming the holding company of the Bank. Slade's Ferry Bancorp.'s acquisition of the Bank was completed on April 1, 1990.

We had asset growth of $21.8 million or 3.7% and our level of deposits increased by $8.2 million, or by 2.0%, during 2006. Aside from deposits, we increased borrowings from the Federal Home Loan Bank of Boston (the "FHLB") by $11.2 million, or by 10.4% during 2006. This activity funded an increase in loans totaling $12.8 million or 3.1%, and an increase in investments totaling $7.2 million or 5.5%.

While we evaluate opportunities to acquire other banks or bank facilities as they arise and may in the future acquire other banks, financial institutions, or bank facilities, we do not currently have plans for in any such acquisition.

We are committed to the philosophy of serving the needs of customers within our market area. We believe that our comprehensive retail, small business, commercial and industrial, and commercial real estate products enable us to compete effectively. We do not have any major target accounts, nor do we derive a material portion of our deposits from any single depositor. We concentrate our operations in the area of retail banking and we service the needs of the local communities. Our loans are not concentrated within any single industry or group of related industries.

We currently have nine full service banking facilities, plus a drive up complex, which extend east from Seekonk, Massachusetts to Fairhaven, Massachusetts. These facilities service numerous communities in Southeastern Massachusetts and contiguous areas of Rhode Island. We also provide limited banking services at the Somerset High School in Somerset, Massachusetts. We opened our newest facility, located in Assonet, Massachusetts in early 2005. This branch is a state-of-the-art, full-service banking office, designed to provide superior customer convenience and service. We own and operate eight full service automated teller machines ("ATM") and one ATM dispenser.

The Bank maintains three wholly-owned subsidiaries. Two of these, Slade's Ferry Securities Corporation ("SFSC"), and Slade's Ferry Securities Corporation II ("SFSCII") are Massachusetts securities corporations on which, under current Massachusetts law, income is taxed at 1.32%, as compared to the Massachusetts bank taxation rate of 10.5%. In exchange for this lower tax rate, the assets of any Massachusetts security corporation are limited to certain securities, including United States Treasury and agency securities, obligations of government-sponsored enterprises, mortgage-backed securities, corporate debt securities and marketable equity securities. Investment securities with book values totaling $18.9 million and $27.2 million were held at SFSC and SFSC II, respectively, at December 31, 2006.

Slade's Ferry Realty Trust ("SFRT") owns and manages our land and buildings.

Slade's Ferry Loan Company ("SFLC") was a Rhode Island Company founded for the purpose of generating loans in the State of Rhode Island. Because the Bank has received authorization to generate loans in Rhode Island directly, SFLC was dissolved in early 2005.

Slade's Ferry Statutory Trust I, a Connecticut statutory trust was formed on March 17, 2004 by the Company, and completed the sale of $10,000,000 of floating rate trust preferred securities in a private placement as part of a pooled trust preferred securities transaction.

Our major customer accounts as of December 31, 2006 consisted of approximately 32,000 personal savings, checking and money market accounts, and approximately 6,930 personal and commercial certificates of deposit and individual retirement accounts. Our commercial base consists of approximately 3,340 checking, money market, and corporate accounts.

As we continued to grow in 2006, we maintained our commitment to customer service. We continued our systems upgrades during 2006 with the introduction of check imaging, document imaging, inquiry and report-writer enhancements, and bio-identity security measures. All of the upgrades allow customers to more easily access their own personal information, while simultaneously allowing our employees the ability to serve our customers more effectively and efficiently.

SERVICES

We engage in a broad range of banking activities, including demand, savings and time deposits, related personal and commercial checking account services, real estate mortgages, commercial and installment lending, payroll services, money orders, travelers checks, Visa, MasterCard, ATM card, safe deposit rentals and automatic teller machines. We also offer certain non-traditional banking services including investments, life insurance, annuities, and cash management services, and we also provide a range of internet-based services for both consumer and commercial customers.

LENDING ACTIVITIES

Our loan portfolio consists primarily of residential, multi-family and commercial real estate, construction and land development, and commercial loans, home equity lines of credit and consumer loans originated primarily in our market area. There are no foreign loans outstanding. The interest rates we charge on loans are affected principally by the demand for such loans, the supply of money available for lending purposes and the rates offered by our competitors. These factors are affected by general and economic conditions, monetary policies of the federal government, including the FRB, legislative tax policies and governmental budgetary matters. We originate residential mortgage loans, home equity lines of credit, fixed-rate equity loans, commercial business loans, consumer loans and commercial real estate loans. Total net loans were 69.5% of total assets at December 31, 2006, as compared to 69.9% of total assets at December 31, 2005. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation", for detailed portfolio information.

Multi-Family and Commercial Real Estate Lending

We originate multi-family and commercial real estate loans that are generally secured by five or more unit apartment buildings and properties used for business purposes such as small office buildings, restaurants or retail facilities. Our multi-family and commercial real estate underwriting policies provide that such real estate loans may be made in amounts of up to 80% of the appraised value of the property, subject to our current loans-to-one-borrower limit, which was $11.5 million at December 31, 2006. Our multi-family and commercial real estate loans are generally made with terms of up to 20 years and are offered with interest rates that adjust periodically. In reaching a decision on whether to make a multi-family or commercial real estate loan, we consider the net operating income of the property, the borrower's expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have debt service coverage ratios (earnings before debt service to debt service requirements) of at least 1.20 times. Environmental impact surveys are generally required for all commercial real estate loans. Generally, all multi-family and commercial real estate loans made to companies, partnerships and other business entities require personal guarantees by the principals. We may choose not to require a personal guarantee on such loans depending on the creditworthiness of the borrower and the amount of the down payment and other mitigating circumstances.

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

Multi-family and commercial real estate loans totaled $209.2 million and comprised 49.0% of our total gross loan portfolio at December 31, 2006. At December 31, 2005, multi-family and commercial real estate loans totaled $213.8 million, or 51.6% of our total gross loan portfolio.

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

The origination of adjustable-rate residential mortgage loans and short-term fixed-rate mortgage loans, as opposed to 30-year, fixed-rate residential mortgage loans, generally helps reduce our exposure to increases in interest rates. However, adjustable-rate loans generally pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. Periodic and lifetime caps on interest rate increases help to reduce the risks associated with adjustable-rate loans but also limit the interest rate sensitivity of such loans. Prior to 2006, there was a continued period of low market interest rates that was the impetus for our customers to continue to finance home purchases with fixed-rate loans or to refinance ARM loans into fixed-rate loans. Interest rates began to rise in 2006 but were accompanied by declines in property values resulting in a dearth of residential lending and refinancing activity slowed considerably during 2006.

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

Residential real estate loans totaled $132.4 million and comprised 31.0% of our total gross loan portfolio at December 31, 2006. At December 31, 2005, residential real estate loans totaled $120.3 million, or 29.1% of our total gross loan portfolio.

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

Commercial loans totaled $47.7 million and comprised 11.2% of our total gross loan portfolio at December 31, 2006. At December 31, 2005, commercial loans totaled $38.1 million, or 9.2% of our total gross loan portfolio.

Construction Lending

We originate fixed-rate construction loans for the development of one-to-four family residential properties. In certain situations, construction loans are underwritten to allow borrowers to prefund reserves which are the source of interest repayments during the construction phase of the project. Although we do not generally make loans secured by raw land, our policies permit the origination of such loans. Construction loans are generally offered to experienced local developers operating in our primary market area and to individuals for the construction of their primary residences. Construction loans are generally offered with terms of up to 24 months and may be made in amounts of up to 70% of the appraised value of the property, as improved. In the case of construction loans to individuals for the construction of their primary residences, loans up to 90% of the appraisal value may be made. Loans made to individuals are generally written on a construction-to-permanent basis. Land loans of up to 80% of the appraised value may be made. Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspections by an independent construction specialist warrant. Generally, if the borrower is a company, partnership or other business entity, personal guarantees by the principals are required for all construction loans.

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

Construction and land development loans totaled $21.0 million and comprised 4.9% of our total gross loan portfolio at December 31, 2006. At December 31, 2005, construction and land development loans totaled $21.5 million, or 5.2% of our total gross loan portfolio.

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

Home equity lines of credit totaled $13.9 million and comprised 3.3% of our total gross loan portfolio at December 31, 2006. At December 31, 2005, home equity lines of credit totaled $17.9 million, or 4.3% of our total gross loan portfolio.

Consumer Lending

Loans secured by rapidly depreciable assets such as recreational vehicles and automobiles entail greater risks than one-to-four family, residential mortgage loans. In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, collections on these loans are dependent on the borrower's continuing financial stability and, therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default. Accordingly, we originate consumer loans typically based on the borrower's ability to repay the loan through continued financial stability. We endeavor to minimize risk by reviewing the borrower's repayment history on past debts, and assessing the borrower's ability to meet existing obligations on the proposed loans. Because of the proliferation of manufacturers' discount financing and automobile leasing, origination of automobile loans has diminished significantly in the last five years, accounting for the continued decrease in consumer loans as a percentage of our loan portfolio.

Consumer loans totaled $2.8 million and comprised 0.6% of our total gross loan portfolio at December 31, 2006. At December 31, 2005, consumer loans totaled $2.6 million, or 0.6% of our total gross loan portfolio.

Loan Approval Procedures and Authority

The Bank's Board of Directors establishes the Bank's lending policies and loan approval limits. The Board has authorized certain officers to consider and approve loans within their designated authority as established by the Board, typically at ranges up to $500,000 for commercial loans, and up to $417,000 for residential loans. The President and Chief Executive Officer and the Senior Vice President of Lending have authority to approve loans to $500,000 individually, or up to $1 million upon their joint concurrence. In addition, the Bank's Board of Directors has established an Executive Committee that approves or denies all loan requests in excess of individual lending authorities up to a maximum of $5,000,000. All loan relationships in excess of $5,000,000 require the approval of the Board.

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

We utilize both a "held-to-maturity" category and an "available-for-sale" category, as defined in Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", to manage the investment portfolio. Our investment policy requires Board approval before a trading account can be established. The held-to-maturity category was originally established for holding high-yielding municipal securities. Beginning in the third quarter of 2004, certain mortgage-backed securities designated as collateral for FHLB advances were also designated as held-to-maturity. Management has the ability and intent to hold these securities to their contractual maturity. Held-to-maturity securities totaled $24.6 million at December 31, 2006, while available-for-sale securities totaled $105.6 million as compared to $29.3 million and $94.3 million, respectively, at December 31, 2005.

We primarily utilize obligations of U.S. Government-sponsored enterprises and mortgage-backed securities as investment vehicles. High-quality corporate bonds and municipal securities are purchased when an exceptional opportunity to enhance investment yields arises. Purchases of these investments are limited to securities that carry a rating of "Baa1" (Moody's) or "BBB+" (Standard and Poor's), in order to control credit risk within the investment portfolio. Among other investment criteria, it is management's goal to maintain a total portfolio duration of less than 5 years. At December 31, 2006, the portfolio duration was estimated at 3.14 years.

Excess cash is sold on an overnight basis into federal funds or overnight deposits at the FHLB. At December 31, 2006 federal funds sold totaled $1.9 million or 0.3% of total assets, as compared to $2.2 million, or 0.4% of total assets at December 31, 2005.

Under Massachusetts Law, the Bank is permitted to invest in marketable equity securities. Management views equity securities as a source of current income as well as a source of capital gain income, given appreciation in the portfolio. Limits on asset quality, holding size, overall portfolio size and composition are in place to protect us from undue market risk. All equity securities are classified as available-for-sale.

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

Customers have access to deposit funds at any of our ten office locations, all of which are equipped with Automated Teller Machines. Additionally, the Bank is a member of the NYCE Network, enabling customers to have access to their funds worldwide. We also provide balance inquiry and funds transfer telephonically. Our website, www.sladesferry.com, provides customers with the ability to manage their accounts and pay bills online. Business customers who utilize our cash management program have the ability to transfer funds and originate wire transfers or Automatic Clearing House transactions through the website as well.

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

NON-DEPOSIT INVESTMENT PRODUCTS

We offer a variety of stock, bonds and other registered securities, mutual funds, annuities, and insurance products offered through third-party sales arrangements with Linsco Private Ledger, Inc. and the Savings Bank Life Insurance Company of Massachusetts ("SBLI").

BORROWING ACTIVITIES

In order to fund additional asset growth, we have the ability to borrow at the FHLB of Boston. The FHLB limits borrowings to 30% of assets, and requires an investment in FHLB stock in an amount equal to 4.5% of total borrowings. These borrowings are collateralized by our residential loan portfolio, certain commercial real estate loans, and certain obligations and mortgage-backed securities of government-sponsored enterprises. Management views borrowing as not only a funding mechanism, but as a tool to manage the levels of interest rate risk inherent in the balance sheet. In addition, we maintain borrowing lines of credit with correspondent banks to meet short-term liquidity needs.

During 2006 we utilized FHLB advances to enhance our interest rate risk position. In prior years, we had used amortizing advances to "match-fund" certain commercial loans. As management has taken a whole-balance sheet approach to interest rate risk management, the use of matched funding strategies has decreased, in favor of the use of bullet and community development advances, deployed in a laddered approach. Because the FHLB attaches significant prepayment penalties to long-term advances, management does not anticipate prepayment of the amortizing advances.

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

In order to expand our market area, we opened our newest facility located in Assonet, Massachusetts in early 2005. This branch is a state-of-the-art, full-service banking office, designed to provide superior customer convenience and service. We believe that the addition of this branch has added to the diversity in our loan portfolio and add a new pool of potential depositors.

EMPLOYEES

At December 31, 2006, we had 111 full-time and 27 part-time employees. We believe that employee relations are good, and there are no known disputes between management and employees.

All employees are eligible to participate in our Retirement Savings 401(k) Plan and Profit Sharing Plan. Additionally, certain officers may participate in the Slade's Ferry Bancorp. Stock Option Plan, and certain executive officers may participate in a supplemental executive retirement program.

Our performance-based incentive programs for officers and employees have supported, and we believe they will continue to support our growth, by giving employees a stake in our overall performance and for balancing profit, growth and productivity.

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

In addition, a bank holding company that does not qualify and elect to be treated as a financial holding company under the Gramm-Leach-Bliley Financial Services Modernization Act is generally prohibited from engaging in, or acquiring, direct or indirect control of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the FRB to be so closely related to banking or managing or controlling banks as to be permissible. Bank holding companies that do qualify as a financial holding company may engage in activities that are financial in nature or incident to activities which are financial in nature. Bank holding companies may qualify to become a financial holding company if they meet certain criteria set forth by the FRB. The Company has not elected to become a financial holding company.

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

ACQUISITION OF THE COMPANY OR THE BANK

Federal Restrictions

Under the federal Change in Bank Control Act, any person (including a company), or group acting in concert, seeking to acquire control of the Company or the Bank will be required to submit prior notice to the FRB. Under the Change in Bank Control Act, the FRB has 60 days within which to act on such notices, taking into consideration factors, including the financial and managerial resources of the acquirer, the convenience and needs of the communities served by the

Company and the Bank, and the anti-trust effects of the acquisition. The term "control" is defined generally under the BHCA to mean the ownership or power to vote 25% or more of any class of voting securities of an institution or the ability to control in any manner the election of a majority of the institution's directors. Additionally under the Bank Merger Act sections of the Federal Deposit Insurance Act, the prior approval of an insured institution's primary federal regulator is required for an insured institution to merge with or transfer assets to another insured institution or an uninsured institution. Similarly, Massachusetts law requires 60-days notice to, and a nonobjection from, the Commissioner of the Division in advance of any acquisition of control of the Company or the Bank.

BANK REGULATION

MASSACHUSETTS BANKING REGULATION

General

The Bank is subject to Massachusetts statute and the rules and regulations of the Division establishing the powers of the Bank, investment limitations and minimum standards relative to the security and protection of the Bank for the benefit of Bank employees and the general public.

Loans-to-One-Borrower Limitations

With specified exceptions, the total obligations of a single borrower to a Massachusetts-chartered commercial bank and trust company may not exceed 20% of the Bank's capital. A commercial bank and trust company may lend additional amounts up to 100% of its retained earnings account if secured by collateral meeting the requirements of the Massachusetts banking laws. The Bank currently complies with applicable loans-to-one-borrower limitations.

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

FEDERAL BANKING REGULATION

Capital Requirements

FDIC regulations require insured banks, such as the Bank, to maintain minimum levels of capital. The FDIC regulations define two classes of capital known as Tier 1 and Tier 2 capital.

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

Institutions with significant interest rate risk may be required to hold additional capital. The agencies also issued a joint policy statement providing guidance on interest rate risk management, including a discussion of the critical factors affecting the agencies' evaluation of interest rate risk in connection with capital adequacy. The Bank was considered "well-capitalized" under FDIC guidelines at December 31, 2006.

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

Before making a new investment or engaging in a new activity not permissible for a national bank or not otherwise permissible under Section 24 or the FDIC regulations thereunder, an insured bank must seek approval from the FDIC to make such investment or engage in such activity. The FDIC will not approve the activity unless the Bank meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the FDIC insurance funds.

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

Deposit Insurance

The FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund on March 31, 2006. The Bank is a member of the Deposit Insurance Fund and pays its deposit insurance assessments to the Deposit Insurance Fund.

Pursuant to the FDICIA, the Federal Deposit Insurance Corporation established a system for setting deposit insurance premiums based upon the risks a particular bank or savings association posed to its deposit insurance fund. Effective January 1, 2007, the FDIC established a risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under the assessment system, the FDIC assigns an institution to one of four risk categories, with the first category having two sub-categories based on the institution's most recent supervisory and capital evaluations, designed to measure risk. Assessment rates currently range from 0.05% of deposits for an institution in the highest sub-category of the highest category to 0.43% of deposits for an institution in the lowest category. The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%. The FDIC allows the use of credits for assessments previously paid, and the Bank has been notified that it has credits that will offset certain assessments.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments, set by the FDIC quarterly, will continue until the Financing Corporation bonds mature in 2017 through 2019.

Under the FDIA, the FDIC may terminate the insurance of an institution's deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The Bank's management does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Transactions with Affiliates of the Bank

Transactions between an insured bank, such as the Bank, and any of its affiliates are governed by Sections 23A and 23B of the Federal Reserve Act (the "FRA"), as interpreted by the FRB's Regulation W. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the Bank. A subsidiary of a bank that is not also a depository institution is not treated as an affiliate of the Bank for purposes of Sections 23A and 23B.

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

Under Section 23B, affiliated transactions, including covered transactions under Section 23A and other transactions between the Bank and its affiliates, must be on terms which are as favorable to the Bank as comparable transactions with non-affiliates. The Bank is also prohibited, in most cases, from acquiring low-quality assets from an affiliate.

Loans to Insiders

The Bank's authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the FRB. Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank's capital. The regulations allow small discounts on fees on residential mortgages for directors, officers and employees. In addition, extensions for credit in excess of certain limits must be approved by the Bank's Board of Directors.

Section 402 of the Sarbanes-Oxley Act of 2002 prohibits the extension of personal loans to directors and executive officers of issuers (as defined in Sarbanes-Oxley). The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as the Bank, that are subject to the insider lending restrictions of Section 22(h) of the Federal Reserve Act.

Community Reinvestment Act

Under the Community Reinvestment Act ("CRA"), any insured depository institution, including the Bank, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the FDIC, in connection with its examination of a commercial bank and trust company, to assess the depository institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications for additional branches and acquisitions.

The CRA requires the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system and requires public disclosure of an institution's CRA rating. The Bank received a "Satisfactory" rating on its last CRA exam July 18, 2005. The Bank's obligation under the CRA are generally consistent with its obligations under the Massachusetts Community Reinvestment Act. See "- Massachusetts Banking Regulation - Community Reinvestment Act."

Nontraditional Mortgage Product Risk

In September of 2006, the federal banking agencies, including the FDIC, published final guidance for institutions that originate or service nontraditional or alternative mortgage products, defined to include all residential mortgage loan products that allow borrowers to defer repayment on principal or interest, such as interest-only mortgages and payment option adjustable-rate mortgages. At this time the Bank does not originate or service nontraditional or alternative mortgage products.

Concentrations in Commercial Real Estate Loans

In December of 2006, the FDIC along with other federal banking regulators adopted guidance entitled "Concentrations in Commercial Real Estate (CRE) Lending, Sound Risk Management Practices," or the CRE Guidance, to address concentrations of commercial real estate loans in institutions. The CRE Guidance reinforces and enhances the FDIC's existing regulations and guidelines for real estate lending and loan portfolio management, and establishes specific commercial real estate lending thresholds at which a concentration of commercial real estate loan is deemed to exist. The CRE Guidance applies to institutions with an accumulation of credit concentration exposures and asks that the banks quantify the additional risk such exposures may pose, including stratification of the commercial real estate portfolio by, among other things, property type, geographic market, tenant concentrations, tenant industries, developer concentrations and risk rating. In addition, an institution should perform periodic market analyses for the various property types and geographic markets represented in its portfolio. Further, an institution with commercial real estate concentration risk should also perform portfolio level stress tests or sensitivity analysis to quantify the impact of changing economic conditions on asset quality, earnings and capital. The Bank believes that the CRE Guidance will not have a material impact on the conduct of its business, and the Bank will be able to effectively implement requirements and suggestions set forth in the CRE Guidance during 2007.

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

FEDERAL RESERVE SYSTEM

Under Federal Reserve Board regulations, the Bank is required to maintain noninterest-earning reserves against its transaction accounts. Current FRB regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $45.8 million or less, subject to adjustment by the Federal Reserve Board. Total transaction accounts in excess of $45.8 million are required to have a reserve of 10% held against them, which are also subject to adjustment by the FRB. The first $8.0 million of otherwise reservable balances, subject to adjustments by the FRB, are exempted from the reserve requirements. The Bank is in compliance with these requirements. Because required reserves must be maintained in the form of vault cash, a noninterest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank's interest-earning assets.

FEDERAL HOME LOAN BANK SYSTEM

The Bank is a member of the Federal Home Loan Bank system, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank of Boston (the "FHLB"), is required to acquire and hold shares of capital stock in the FHLB in an amount equal to at least 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2006 of $6.9 million. The Federal Home Loan Banks are required to provide funds for certain purposes including contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.

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

      * A requirement that companies establish and maintain a system of internal control over financial reporting and that management provide an annual report regarding its assessment of the effectiveness of such internal control over financial reporting which, for the Company, is effective as of December 31, 2007.

            The Company's independent registered public accounting firm will be required to provide an attestation report with respect to management's assessment of the effectiveness of the Company's internal control over financial reporting effective as of December 31, 2008.

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

Although the Company has and will continue to incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, such compliance is not expected to have a material impact on its results of operations or financial condition.

FEDERAL SECURITIES LAWS

The Company's common stock is registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Thus, the Company is subject to information, proxy solicitation, insider trading restrictions, and other requirements under the Exchange Act.

                                    ITEM 1A

RISK FACTORS

Our loan portfolio includes loans with a higher risk of loss. We originate multi-family and commercial real estate loans, construction and land development loans, commercial loans, consumer loans, residential mortgage loans and home equity lines of credit primarily within our market area. Commercial mortgage, construction and land development loans, commercial, and consumer loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate. In addition, commercial real estate and commercial loans may also involve relatively large loan balances to individual borrowers or groups of borrowers. These loans also have greater credit risk than residential real estate for the following reasons:

      * Commercial Real Estate Loans. Repayment is dependent upon income being generated in amounts sufficient to cover operating expenses and debt service. Commercial mortgage loans represented 49.0% of total gross loans as of December 31, 2006.

      * Commercial Loans. Repayment is generally dependent upon the successful operation of the borrower's business. Commercial loans represented 11.2% of total gross loans as of December 31, 2006.

      * Construction and Land Development Loans. Construction financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction compared to the estimated cost (including interest) of construction and other assumptions, including the estimated time to sell residential properties. Construction and land development loans represented 4.9% of total gross loans as of December 31, 2006.

      * Consumer Loans. Consumer loans (such as personal lines of credit) may or may not be collateralized with assets that provide an adequate source of payment of the loan due to depreciation, damage, or loss. Consumer loans represented 0.6% of total gross loans as of December 31, 2006.

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

Material additions to our allowance for loan losses also would materially decrease our net income, and the charge-off of loans may cause us to increase the allowance. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We rely on our loan quality reviews, our historical loss experience and our evaluation of economic conditions, among other factors, in determining the amount of the allowance for loan losses. If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. As of December 31, 2006, the allowance for loan losses as a percent of year-end loans was 1.03%.

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

Our earnings may be adversely impacted by an increase in interest rates because a significant portion of our interest-earning assets are long-term, fixed rate mortgage-related assets that will not reprice as long-term interest rates increase, while a majority of our interest-bearing liabilities are expected to reprice as interest rates increase. Therefore, in an increasing interest rate environment, our cost of funds is expected to increase more rapidly than the yields earned on our loan portfolio and securities portfolio. An increasing rate environment is expected to cause a narrowing of our net interest rate spread and a decrease in our net interest income. The rising interest rate environment has compressed our net interest margin from 3.39% for the year ended December 31, 2005 to 3.26% for the year ended December 31, 2006.

Our local economy may affect our future growth possibilities. Our market area is principally located in southeastern Massachusetts and contiguous areas of Rhode Island. Our future growth opportunities depend on the growth and stability of our regional economy and our ability to expand our market area. A downturn in our local economy may limit funds available for deposit and may negatively affect our borrowers' ability to repay their loans on a timely basis, both of which could have an impact on our profitability.

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

We operate in a highly regulated environment, and changes in laws and regulations to which we are subject may adversely affect our results of operations. We are subject to extensive regulation, supervision and examination by the state of Massachusetts, as the Bank's chartering authority, and by the FDIC as the insurer of our deposits up to certain limits. We also belong to the FHLB System and, as a member, we are subject to certain limited regulations promulgated by the FHLB of Boston. This regulation and supervision limits the activities in which we may engage. The purpose of regulation and supervision is primarily to protect our depositors and borrowers and, in the case of FDIC regulation, the FDIC's insurance fund. Regulatory authorities have extensive discretion in the exercise of their supervisory and enforcement powers. They may, among other things, impose restrictions on the operation of a banking institution, the classification of assets by such institution and such institution's allowance for loan losses. Regulatory and law enforcement authorities also have wide discretion and extensive enforcement powers under various consumer protection and civil rights laws, including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act, and the Real Estate Settlement Procedures Act. Any change in the laws or regulations applicable to us, or in banking regulators' supervisory policies or examination procedures, whether by the Massachusetts Commissioner of Banks, the FDIC, other state or federal regulators, the United States Congress or the Massachusetts legislature could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We depend on our executive officers and key personnel to continue the implementation of our long-term business strategy and could be harmed by the loss of their services. We believe that our continued growth and future success will depend in large part upon the skills of our management team. The competition for qualified personnel in the financial services industry is intense, and the loss of our key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect our business. We cannot assure you that we will be able to retain our existing key personnel or attract additional qualified personnel. Although we have employment agreements with our president and chief executive officer, our executive vice president and chief financial officer/chief operations officer, and one senior vice president that contain non-compete provisions, the loss of the services of one or more of our executive officers and key personnel could impair our ability to continue to develop our business strategy.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud, and, as a result, investors and depositors could lose confidence in our financial reporting, which could adversely affect our business, the trading price of our stock and our ability to attract additional deposits. We will be required to include in our annual reports filed with the SEC a report of our management regarding internal control over financial reporting beginning with our annual report for the fiscal year ending December 31, 2007. In anticipation of this new obligation, we have continued to document and evaluate our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and SEC rules and regulations, which require an annual management report on our internal control over financial reporting, including, among other matters, management's assessment of the effectiveness of internal control over financial reporting. In addition, for the fiscal year ended December 31, 2008, our independent auditors will be required to render an opinion on both management's assessment and on the Company's internal control over financial reporting. Accordingly, management has retained outside consultants to assist us in (i) assessing and documenting the adequacy of our internal control over financial reporting, (ii) improving control processes, where appropriate, and (iii) verifying through testing that controls are functioning as documented. If we fail to identify and correct (remediate) any significant deficiencies in the design or operating effectiveness of our internal control over financial reporting or fail to prevent fraud, current and potential stockholders and depositors could lose confidence in our financial reporting, which could adversely affect our business, financial condition and results of operations, the trading price of our stock and our ability to attract additional deposits.

                                    ITEM 1B

UNRESOLVED STAFF COMMENTS

There were no unresolved staff comments as of December 31, 2006.

                                     ITEM 2

PROPERTIES

Our main office is located at 100 Slade's Ferry Avenue, Somerset, Massachusetts at the junctions of U.S. Routes 6, 138, and 103. We operate our business from nine office locations and one drive up complex in Assonet, Fairhaven, Fall River, New Bedford, Seekonk, Somerset and Swansea, Massachusetts. As of December 31, 2006, the following properties were owned through the Bank's wholly-owned subsidiary, Slade's Ferry Realty Trust:

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

North Swansea       2388 G.A.R. Highway         Swansea, MA            2,960

Seekonk             1400 Fall River Avenue      Seekonk, MA            2,300

Fairhaven           75 Huttleston Avenue        Fairhaven, MA         13,000

Ashley Boulevard    833 Ashley Boulevard        New Bedford, MA        2,655

The office listed below is leased by the Bank with a lease that expires in February 2010 with two options to extend the term for five year periods.

Assonet             58B South Main Street       Assonet, MA            2,000

The facility listed below is owned by the Bank, however, the land is leased with a lease that expires in November 2015.

Brayton Avenue
Drive-Up Complex    16 Stevens Street           Fall River, MA           549

The main office building contains approximately 42,000 square feet of usable space which we occupy for retail, administrative office, and banking operations space. The Seekonk office is an 8,800 square foot building of which we lease out 6,500 square feet to unrelated third party tenants.

We own an ATM dispenser, located at 58A South Main Street, Assonet, Massachusetts. We sublease the space on which the ATM dispenser is located. The original term of lease expires October 2010.

We have embarked on a multi-year project to upgrade, modernize and present a common design theme at all of our retail locations. As part of this project, the Company has signed agreements to remodel three of its facilities - Somerset, New Bedford, and North Somerset, Massachusetts. At December 31, 2006, commitments related to these agreements aggregated $1,649,000.

                                     ITEM 3

LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings that would have a material impact on our consolidated financial condition and results of operations.

                                     ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2006, no matters were submitted to a vote of our stockholders.

                                     PART II

                                     ITEM 5

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed in the Nasdaq Capital Market under the symbol SFBC. The following table sets forth the range of high and low bid price for our common stock as reported for the Nasdaq Capital Market by quarter for the two-year period ended:

                                           December 31,
                  --------------------------------------------------------------
                              2006                             2005
                  ---------------------------        ---------------------------
                  High Price        Low Price        High Price        Low Price
                  ----------        ---------        ----------        ---------

First Quarter       $20.09           $17.30            $20.80           $18.01
Second Quarter      $18.40           $16.10            $19.00           $18.01
Third Quarter       $19.49           $16.25            $20.25           $17.75
Fouth Quarter       $19.30           $16.88            $21.68           $18.18

During 2006, there were 42,443 shares of the Company's stock repurchased pursuant to a repurchase program announced in July, 2006. Additionally, there were 48,277 shares acquired pursuant to a deferred compensation arrangement whereby these shares may be awarded to directors and/or executives. No shares were awarded during the fiscal year ended December 31, 2006.

This table provides certain information with respect to our purchase of our common stock during the three months ended December 2006.

                                                                          Total Number of Shares              Maximum Number of
                                                                           Purchased as Part of            Shares that may yet be
                                Total Number of       Average Price      Publicly Announced Plans           Purchased under the
       Period                 Shares Purchased(2)     Paid per Share            or Programs                 Plans or Programs(1)
       ------                 -------------------     --------------     ------------------------          ----------------------
October 1, 2006 through
October 31, 2006                    11,425                $18.82                  5,615                            184,316

November 1, 2006 through
November 30, 2006                   15,131                $18.26                  4,441                            179,875

December 1, 2006 through
December 31, 2006                    9,178                $17.29                  1,282                            178,593
                                    ------                ------                 ------
Total                               35,734                $18.19                 11,338
                                    ======                ======                 ======

(1)   On July 18, 2006, the Company announced that its Board of Directors approved a repurchase program pursuant to which the
      Company may repurchase up to 208,036 shares of its common stock.
(2)   During the fourth quarter of 2006, 24,396 shares were repurchased in open market transactions to fund possible future restricted stock grants. These shares were purchased by an independent trustee and held in trust.

Holders

As of March 16, 2007, the record date for the annual meeting of shareholders, there were 1,220 holders of an aggregate of 4,050,291 shares of common stock issued and outstanding.

Dividends - History and Policy

Since the Company's inception in 1990, and prior thereto the Bank, has consistently paid dividends to shareholders since 1961. We paid four quarterly cash dividends of $.09 per share for a total of $.36 per share during each of 2005 and 2006.

The declaration of cash dividends is dependent on a number of factors, including regulatory limitations, and our operating results and financial condition. Our shareholders will be entitled to dividends only when, and if, declared by the Board of Directors out of funds legally available. Under the Massachusetts Business Corporation Law, a dividend may not be declared if the Company is insolvent or if the declaration of the dividend would render the Company insolvent.

Performance Graph

The following graph compares the performance of the Company for the periods indicated with the performance of the NASDAQ Stock Market and the performance of a group of banks in the $250 million to $500 million, $500 million to $1 billion and New England Bank indices assuming reinvestment of dividends.


[GRAPHIC OMITTED]


                                                          Period Ending
                              --------------------------------------------------------------------
Index                         12/31/01    12/31/02    12/31/03    12/31/04    12/31/05    12/31/06
--------------------------------------------------------------------------------------------------
Slade's Ferry Bancorp.          100.00       91.38      157.18      143.03      142.79      129.15
NASDAQ Composite                100.00       68.76      103.67      113.16      115.57      127.58
SNL $250M-$500M Bank Index      100.00      128.95      186.31      211.46      224.51      234.58
SNL $500M-$1B Bank Index        100.00      127.67      184.09      208.62      217.57      247.44
SNL New England Bank Index      100.00       75.43      124.46      131.63      131.49      155.20

Source: SNL Financial LC, Charlottesville, VA

                                     ITEM 6

SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected financial data of Slade's Ferry Bancorp. The following information is only a summary and should be read in conjunction with our consolidated financial statements and notes.

                                                                  At of for the Years Ended December 31,
                                                     ----------------------------------------------------------------
                                                         2006         2005          2004         2003          2002
                                                     ----------------------------------------------------------------
                                                                   (In thousands except per share data)
EARNINGS DATA
  Interest and dividend income                       $   33,401   $   28,919    $   24,106   $   20,617    $   22,037
  Interest expense                                       15,338       10,995         7,946        6,073         7,928
  Net interest income                                    18,063       17,924        16,160       14,544        14,109
  Provision (credit) for loan losses                         39          167           376         (602)         (310)
  Noninterest income                                      2,747        2,320         2,505        2,213         2,533
  Noninterest expense                                    14,903       13,896        12,785       12,668        12,877
  Income before income taxes                              5,868        6,181         5,504        4,691         4,075
  Provision for income taxes                              2,249        2,161         1,887        2,007         1,124
  Net income                                              3,619        4,020         3,617        2,684         2,951

  Return on average assets                                 0.61%        0.70%         0.70%        0.64%         0.74%
  Return on average equity                                 8.59%        8.36%         8.28%        6.47%         7.52%
  Net interest margin                                      3.26%        3.39%         3.44%        3.91%         3.89%
  Net interest spread                                      2.70%        2.96%         3.07%        3.48%         3.31%

  Basic earnings per share                           $     0.87   $     0.98    $     0.89   $     0.68    $     0.75
  Diluted earnings per share                         $     0.87   $     0.97    $     0.88   $     0.67    $     0.75
  Cash dividends declared per share                  $     0.36   $     0.36    $     0.36   $     0.36    $     0.36
  Dividend payout ratio                                   41.61%       36.84%        40.31%       53.32%        47.50%

 BALANCE SHEET DATA
  Assets                                             $  607,760   $  585,914    $  549,398   $  439,234    $  398,347
  Loans, net of deferred loan fees                      426,755      413,943       366,366      335,651       264,670
  Allowance for loan losses                               4,385        4,333         4,101        4,154         4,854
  Loans, net                                            422,370      409,610       362,265      331,497       259,816
  Goodwill                                                2,173        2,173         2,173        2,173         2,173
  Securities and FHLB Stock                             137,082      129,908       126,305       61,487        80,618
  Deposits                                              424,006      415,846       399,905      333,145       335,633
  Borrowings                                            129,368      118,175       100,596       60,475        19,185
  Stockholders' equity                                   51,245       48,855        46,601       42,537        40,623

  Average equity as a percentage of average assets         7.12%        8.40%         8.49%        9.97%         9.80%
  Shares outstanding at end of period                 4,102,242    4,132,200     4,068,423    3,995,857     3,937,763
  Book value (at end of period)                      $    12.49   $    11.82    $    11.45   $    10.65    $    10.32

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

2006 ITEMS OF SIGNIFICANCE

      * In 2006, we recorded net income of $3.6 million or $0.87 per share on a diluted basis compared to $4.0 million or $0.97 per share on a diluted basis in 2005. This represents a decrease of $401,000 or 10.0% in net income and $0.10 or 10.3% per share on a diluted basis between 2006 and 2005. The decrease was primarily due to a 39.5% increase in interest expense that was only partially offset by an increase in interest income of 15.5%. This resulted from a substantial migration of deposit monies to higher cost products combined with the higher costs of borrowed funds. Our return on average equity for the year ended December 31, 2006 was 8.59% compared to 8.36% for the year ended December 31, 2005.

      * 2006 experienced an inverted yield curve throughout the year. As a result, our net interest margin has compressed from 3.39% for the year ended December 31, 2005 to 3.26% for the year ended December 31, 2006.

      * The book value of our common stock increased from $11.82 per share at December 31, 2005 to $12.49 at December 31, 2006.

      * Total assets increased by $21.8 million, or 3.7% from the fiscal year ended December 31, 2005.

      * Total gross loans increased by $12.7 million, or 3.1% from the fiscal year ended December 31, 2005.

      * Capital adequacy ratios continue to meet the criteria of "well capitalized" under regulatory guidelines.

      * We continued our commitment to customer service by implementing check imaging, document imaging, inquiry and report-writer enhancements, and bio-identity security measures for employees in our efforts to serve customers more effectively and efficiently.

FINANCIAL CONDITION

Total assets increased by $21.8 million, or 3.7%, from $585.9 million at December 31, 2005 to $607.8 million at December 31, 2006. The increase in total assets during 2006 is the result of planned growth across the balance sheet. Total net loans increased from $409.6 million at December 31, 2005 to $422.4 million, an increase of $12.8 million or 3.1%, while the investment portfolio increased from $129.9 million at December 31, 2005 to $137.1 million at December 31, 2006, an increase of 5.5%. The combination of growth in deposits and FHLB advances funded the increase in loans and investments. Total deposits increased from $415.8 million at December 31, 2005 to $424.0 million at December 31, 2006, an increase of $8.2 million or 2.0%. Total FHLB advances increased by $11.2 million or 10.4%, to $119.1 million at December 31, 2006 from $107.9 million at December 31, 2005.

INVESTMENT PORTFOLIO

The main objectives of our investment portfolio are to achieve a competitive rate of return over a reasonable time period and to provide liquidity.

Our total investment portfolio increased from $129.9 million at December 31, 2005 to $137.1 million at December 31, 2006, an increase of 5.5%. The increase is the result of the investment of excess funds from both deposits and borrowings into obligations of government-sponsored entities and mortgage-backed securities, which were raised in accordance with our strategic plans. On June 20, 2006, the Board of Directors approved a strategy to restructure the available-for-sale investment portfolio through the sale of approximately $14.5 million of low-yielding obligations of government-sponsored enterprises. Realized losses amounted to $176,000 or 1.2% of the underlying cost basis of these securities.

Our current investment strategy has concentrated on the purchase of state and municipal obligations generally maturing or callable within five to seven years. Our investment policy also permits investments in mortgage-backed securities, usually having a longer weighted average life. Our investment policy, however, limits the duration of the aggregate investment portfolio to 5 years. At December 31, 2006, the portfolio duration was 3.1 years. We do not purchase investments with imbedded derivative characteristics, or free-standing derivative instruments such as swaps, options, or futures.

Securities Held to Maturity

The held-to-maturity portfolio consists of mortgage-backed securities and securities issued by states and municipalities. Held-to-maturity securities decreased from $29.3 million at December 31, 2005 to $24.6 million at December 31, 2006. The decrease resulted from the maturity, calls and paydowns of certain state and municipal obligations and mortgage-backed securities. Those funds were used to increase the available-for-sale portfolio to provide liquidity for future loan growth. Management has designated these mortgage-backed securities to secure advances from the FHLB. We have the positive intent and ability to hold these securities to maturity.

The following table shows the amortized cost basis and fair value of the major categories of investment securities held to maturity for the years indicated:

                                                                    December 31,
                                    --------------------------------------------------------------------------
                                             2006                      2005                        2004
                                    ---------------------      ---------------------     ---------------------
                                    Amortized      Fair        Amortized      Fair       Amortized      Fair
                                    Cost Basis     Value       Cost Basis     Value      Cost Basis     Value
                                    ---------------------      ---------------------     ---------------------
                                                                   (In thousands)
State and municipal obligations      $ 5,001      $ 5,069       $ 6,766      $ 6,892      $ 8,588      $ 8,928
Mortgage-backed securities            19,622       19,150        22,540       21,966       29,185       29,184
                                     -------      -------       -------      -------      -------      -------
Total securities held to maturity    $24,623      $24,219       $29,306      $28,858      $37,773      $38,112
                                     =======      =======       =======      =======      =======      =======

The following table shows the amortized cost basis of securities held to maturity with the weighted average interest yield for each maturity range.

                                               December 31, 2006
                               ---------------------------------------------
                                 State and
                                  Municipal      Mortgage-Backed
                               Obligations (2)    Securities (1)      Total
                               ---------------------------------------------
                                        (Dollars in thousands)
Maturity
--------
Within 1 year                      $1,611            $     -         $ 1,611
  Yield                             5.87%              0.00%           5.87%

After 1 year through 5 years        1,446                  -           1,446
  Yield                             6.34%              0.00%           6.34%
After 5 year through 10 years       1,223                  -           1,223
  Yield                             6.52%              0.00%           6.52%
Over 10 years                         721             19,622          20,343
  Yield                             6.95%              4.88%           4.95%
                                   ------            -------         -------
     Amount                        $5,001            $19,622         $24,623
                                   ======            =======         =======
     Yield                          6.32%              4.88%           5.17%
                                   ======            =======         =======

    1)    Mortgage-backed securities stated using contractual maturity.
    2)    On fully taxable equivalent basis based on tax rate of 35.0%.

Securities Available for Sale

Securities not designated as held-to-maturity are designated as available for sale. Although we do not anticipate the sale of these securities, the designation as available for sale allows us the flexibility to alter our investment strategies and sell these securities when conditions warrant. Additionally, marketable equity securities that have no maturity date must be designated as available-for-sale. These securities are carried at fair value. The available for sale securities portfolio includes obligations and mortgage-backed securities of government-sponsored enterprises, corporate debt and equity securities.

The following table shows the amortized cost basis and fair value of the major categories of securities available for sale at the dates indicated:

                                                                    December 31,
                                    --------------------------------------------------------------------------
                                             2006                      2005                        2004
                                    ----------------------     --------------------      ---------------------
                                    Amortized      Fair        Amortized     Fair        Amortized      Fair
                                    Cost Basis     Value       Cost Basis    Value       Cost Basis     Value
                                    ----------------------     --------------------      ---------------------
                                                                   (In thousands)
Debt Securities:
  Government-sponsored enterprises   $ 34,462     $ 33,957      $50,443     $49,581        $41,419     $41,206
  Corporate                             9,221        9,080        9,564       9,014          9,364       9,485
  Mortgage-backed securities           57,946       57,980       31,574      31,232         27,805      28,207
Marketable equity securities            3,139        3,389        3,426       3,271          3,859       3,751
Mutual funds                            1,215        1,197        1,205       1,200          1,216       1,233
                                     --------     --------      -------     -------        -------     -------
                                     $105,983     $105,603      $96,212     $94,298        $83,663     $83,882
                                     ========     ========      =======     =======        =======     =======

The following table shows the amortized cost basis of debt securities available for sale with the weighted average interest yield for each maturity range.

                                             December 31, 2006
                             ---------------------------------------------------
                             Government-
                             Sponsored     Mortgage-Backed
                             Enterprises   Securities (1)   Corporate    Total
                             -----------   --------------   ---------    -----

Maturity
Within 1 year                  $12,000         $    65       $    -    $ 12,065
  Yield                           3.74%           4.04%        0.00%       3.74%
After 1 year through 5 years    22,462             986        9,221      32,669
  Yield                           6.34%           5.00%        5.06%       4.38%
After 5 year through 10 years        -           4,397            -       4,397
  Yield                           0.00%           4.59%        0.00%       4.59%
Over 10 years                        -          52,498            -      52,498
  Yield                           0.00%           5.59%        0.00%       5.59%
                               -------         -------       ------    --------
     Amount                    $34,462         $57,946       $9,221    $101,629
                               =======         =======       ======    ========
     Yield                        3.96%           5.50%        5.06%       4.94%
                               =======         =======       ======    ========

1) Mortgage-backed securities stated using contractual maturity.

LOANS

Our total loan portfolio increased from $409.6 million at December 31, 2005 to $422.4 million at December 31, 2006, an increase of $12.8 million or 3.1%. The increase is the result of continued loan growth initiatives designed to invest the deposits and borrowings that were raised in accordance with our strategic plans.

Although multi-family and commercial real estate loans and business loans have traditionally been our leading loan products, management has made considerable effort to diversify the loan portfolio by adding significant levels of residential real estate and commercial and industrial loan products to the balance sheet. Management believes these loans both produce higher yielding products and for residential real estate loans enhance our overall credit risk profile . At December 31, 2006, our one-to-four family mortgage loans totaled $132.4 million or 31.0% of total gross loans, compared with $120.3 million, or 29.1% of total gross loans outstanding at December 31, 2005, while home equity lines of credit totaled $13.9 million, or 3.3% of our total gross loans, compared to $17.9 million or 4.3% of total gross loans at December 31, 2005. Originations of residential real estate loans for the year ended December 31, 2006 totaled $24.7 million as compared to $27.0 million for the year ended December 31, 2005. Gross home equity lines of credit totaled $13.9 million and unadvanced funds committed under home equity lines of credit totaled $16.9 million at December 31, 2006.

The multi-family and commercial real estate loan portfolio was $209.2 million or 49.0% of total loans at December 31, 2006. At December 31, 2005, commercial real estate loans totaled $213.8 million or 51.6% of total gross loans. Multi-family and commercial real estate loan originations totaled $36.1 million for the year ended December 31, 2006. At December 31, 2006, we had $21.0 million of advanced construction loans that amounted to 4.9% of our total gross loans, compared to $21.5 million or 5.2% of total gross loans at December 31, 2005. Construction loan originations totaled $19.1 million for the year ended December 31, 2006. Unfunded portions of construction loans totaled $12.2 million at December 31, 2006. Other commercial loans totaled $47.7 million or 11.2% of the total gross loan portfolio at December 31, 2006, compared to $38.1 million or 9.2% at December 31, 2005.

Consumer loans at December 31, 2006 amounted to $2.8 million, or 0.6% of total gross loans, as compared to $2.6 million or 0.6% of total gross loans at December 31, 2005.

The following table summarizes loans by category at the end of each of the last five years.

                                                                          December 31,
                                         -------------------------------------------------------------------------
                                            2006             2005             2004             2003         2002
                                          --------         --------         --------         --------     --------
                                                                         (In thousands)
Real estate mortgage loans:
  Multi-family and commercial             $209,172         $213,815         $192,822         $181,401     $154,161
  Residential                              132,381          120,345           97,496           88,019       50,495
  Construction                              20,988           21,490           24,240           10,346       14,078
  Home equity lines of credit               13,917           17,915           23,131           18,330        8,606
Commercial                                  47,736           38,111           26,606           33,980       30,455
Consumer                                     2,766            2,623            2,510            4,018        7,217
                                          --------         --------         --------         --------     --------
    Total loans                            426,960          414,299          366,805          336,094      265,012
Less: Allowance for loan losses             (4,385)          (4,333)          (4,101)          (4,154)      (4,854)
  Net deferred loan fees                      (205)            (356)            (439)            (443)        (342)
                                          --------         --------         --------         --------     --------
    Loans, net                            $422,370         $409,610         $362,265         $331,497     $259,816
                                          ========         ========         ========         ========     ========

We have no foreign loans nor do we have any reportable concentrations of loans.

Loan portfolio rate sensitivity

Because of the relatively low residential mortgage interest rate environment for the last few years, we have originated a minimal number of adjustable-rate loans. Additionally, our customer base tends to prefer fixed-rate mortgage loans to adjustable-rate loans. Accordingly, the portfolio of adjustable-rate loans has declined significantly during the past three years. Adjustable-rate mortgage loans totaled $5.8 million, or 4.9% of residential real estate loans at December 31, 2006. Substantially all of our home equity lines of credit have interest rates that adjust monthly with the Wall Street Journal prime rate.

Additionally, the market for commercial and multi-family and commercial real estate loans in our market area is intense. In response to the competition, we offer commercial real estate loans that adjust every five years, based on either the Wall Street Journal prime rate or the Treasury rate matching the adjustment period. Of the total multi-family and commercial real estate loan portfolio, $184.2 million, or 88.1% have adjustable interest rates at December 31, 2006.

The following table shows the contractual maturity distributions of all loan categories at December 31, 2006:

                                                One to       After
                                                 Five         Five
                                 Within Year     Years       Years       Total
                                 -----------     -----       -----       -----
                                                (In thousands)

Real estate mortgage loans:
  Multi-family and commercial      $ 2,762      $ 9,222     $197,188    $209,172
  Residential                          731        2,997      128,653     132,381
  Construction                          73            -       20,915      20,988
  Home equity lines of credit          516        2,574       10,827      13,917
Commercial                          20,623        6,928       20,185      47,736
Consumer                             1,365        1,401            -       2,766
                                   -------      -------     --------    --------
                                   $26,070      $23,122     $377,768    $426,960
                                   =======      =======     ========    ========

The following table shows the amounts, included in the preceding table, which are due after one year and which have fixed interest rates and adjustable interest rates:

                                              Total Due After One Year
                                     ------------------------------------------
                                     Fixed Rate     Adjustable Rate      Total
                                     ----------     ---------------      -----
                                                (In thousands)
Real estate mortgage loans:
  Multi-family and commercial         $ 22,224          $184,186       $206,410
  Residential                          128,502             3,148        131,650
  Construction                           3,719            17,196         20,915
  Home equity lines of credit                -            13,401         13,401
Commercial                               8,861            18,252         27,113
Consumer                                 1,175               226          1,401
                                      --------          --------       --------
                                      $164,481          $236,409       $400,890
                                      ========          ========       ========

Loan Delinquencies

It is our policy to manage our loan portfolio in order to recognize problem loans at an early stage and thereby minimize loan losses. Loans are considered delinquent when any payment of principal or interest is one month or more past due. We generally commence collection procedures when accounts are 15 days past due. Generally, when a loan becomes past due 90 days or more, management discontinues the accrual of interest and reverses previously accrued interest, unless the credit is well-secured and in process of collection. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. When a loan is determined to be uncollectible, it is charged to the allowance for loan losses or, if applicable, any real estate that is securing the loan is acquired through foreclosure, and recorded as other real estate owned.

Management defines non-performing loans to include non-accrual loans, loans past due 90 days or more and still accruing, and restructured loans not performing in accordance with amended terms.

The following table presents information regarding non-performing loans in the portfolio:

                                                                 ----------------------------------------------------
                                                                                    December 31,
                                                                 ----------------------------------------------------
                                                                  2006       2005         2004     2003         2002
                                                                 ----------------------------------------------------
                                                                               (Dollars in thousands)
Non-accrual loans                                                $   600    $  906       $  506   $   407      $  635
Loans 90 days or more past due and still accruing                      -         -            -         -           8
                                                                 ----------------------------------------------------
   Total non-performing assets                                   $   600    $  906       $  506   $   407      $  643
                                                                 ----------------------------------------------------
Restructured debt performing in accordance with amended
 terms, not included above                                       $     -    $    -       $    -   $   198      $  166
                                                                 ----------------------------------------------------
Percentage of non-accrual loans to total loans                      0.14%     0.22%        0.14%     0.12%       0.24%

Percentage of allowance for loan losses to non-accrual loans       730.8%    478.3%       810.5%   1020.6%      764.4%

For the year ended December 31, 2006, interest income that would have been recorded if non-accrual loans at December 31, 2006 had been current in accordance with their original terms amounted to $77,000. The actual interest recorded on these loans amounted to $67,000 for the year ended December 31, 2006.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that generally have been identified as impaired. For such loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses.

As the composition of the loan portfolio gradually changes and diversifies from higher credit risk weighted loans, such as commercial real estate and commercial, to residential and home equity loans, a lower overall reserve allowance rate will be required. During 2006 and 2005, stronger underwriting guidelines and overall improvement in credit quality of existing loans resulted in a decrease in the degree of credit risk embedded in the loan portfolio. Consequently, the allowance for loan losses as a percentage of total loans outstanding declined from 1.05% at December 31, 2005 to 1.03% at December 31, 2006. After thorough review and analysis of the adequacy of the loan loss allowance during 2006, we recorded a provision for loan losses of $39,000, compared to $167,000 recorded for the year ended December 31, 2005. There were $16,000 of loan charge-offs in 2006 with no loans charged off in 2005. We realized recoveries of previously charged-off loans totaling $29,000 for the year ended December 31, 2006 compared with recoveries totaling $65,000 for the year ended December 31, 2005. Management believes that the allowance for loan losses of $4.4 million as of December 31, 2006 is adequate to cover potential losses in the loan portfolio, based on current information available to management.

The table below illustrates the changes in the allowance for loan losses for the periods indicated.

                                                                                     December 31,
                                                             ------------------------------------------------------------
                                                              2006          2005         2004         2003          2002
                                                             ------        ------       ------       ------        ------
                                                                                (Dollars in thousands)
Balance at beginning of year                                 $4,333        $4,101       $4,154       $4,854        $5,485
Charge-offs:
  Real estate mortgage loans:
    Multi-family and commercial                                   -             -         (446)        (169)            -
    Residential                                                   -             -            -            -             -
    Home equity lines of credit                                   -             -            -            -           (20)
Commercial                                                        -             -          (62)         (10)         (337)
Consumer                                                        (16)            -          (17)         (32)          (26)
                                                             ------        ------       ------       ------        ------
                                                                (16)            -         (525)        (211)         (383)
                                                             ------        ------       ------       ------        ------
Recoveries:
  Real estate mortgage loans:
    Multi-family and commercial                                   -            39            8           43            18
    Residential                                                   5             -            -            -             -
    Home equity lines of credit                                   -            16           17            1            20
Commercial                                                       11             -           60           55            17
Consumer                                                         13            10           11           14             7
                                                             ------        ------       ------       ------        ------
                                                                 29            65           96          113            62
                                                             ------        ------       ------       ------        ------
    Net loan recoveries (charge-offs)                            13            65         (429)         (98)         (321)
Provision (credit) for loan losses                               39           167          376         (602)         (310)
                                                             ------        ------       ------       ------        ------
Balance at end of year                                       $4,385        $4,333       $4,101       $4,154        $4,854
                                                             ======        ======       ======       ======        ======
Allowance for loan losses as a percent of year-end loans       1.03%         1.05%        1.12%        1.24%         1.83%
                                                             ======        ======       ======       ======        ======
Ratio of net charge-offs to average loans outstanding          0.00%         0.00%       -0.12%        0.03%        -0.13%
                                                             ======        ======       ======       ======        ======

The table below shows an allocation of the allowance for loan losses at the dates indicated:


                December 31, 2006       December 31, 2005       December 31, 2004       December 31, 2003       December 31, 2002
               --------------------    --------------------    --------------------    --------------------    --------------------
                         Percent of              Percent of              Percent of              Percent of              Percent of
                          Loans in                Loans in                Loans in                Loans in                Loans in
                            Each                    Each                    Each                    Each                    Each
                        Category to             Category to             Category to             Category to             Category to
               Amount   Total Loans    Amount   Total Loans    Amount   Total Loans    Amount   Total Loans    Amount   Total Loans
               --------------------    --------------------    --------------------    --------------------    --------------------
                                                              (Dollars in thousands)
Commercial     $  718     11.2%       $  905        9.2%      $  743         7.3%     $  943        10.1%       $1,155     11.6%
Real estate
 constuction      260      4.9%          248        5.2%         236         6.6%         52         3.1%           70      5.3%
Real estate
 mortgage       3,181     83.3%        3,056       85.0%       2,989        85.4%      3,071        85.6%        3,465     80.5%
Consumer          226      0.6%          124        0.6%         133         0.7%         88         1.2%          164      2.6%
               ------    -----        ------      -----       ------       -----      ------       -----        ------    -----
               $4,385    100.0%       $4,333      100.0%      $4,101       100.0%     $4,154       100.0%       $4,854    100.0%
               ======    =====        ======      =====       ======       =====      ======       =====        ======    =====

DEPOSITS AND BORROWED FUNDS

We solicit deposits from our primary market area using rates and services designed to appeal to customers across a broad spectrum of ages and income levels. We compete for deposit customers with community banks and credit unions, as well as local branches of regional and national banks. Despite this level of competition, our total deposits increased from $415.8 million at December 31, 2005 to $424.0 million at December 31, 2006, an increase of $8.2 million or 2.0%. Implementation of our "Coastal" product line in 2005 was designed to attract high-balance customers with whom we have multiple-product relationships. During the year ended December 31, 2006, there were significant migrations from lower cost deposit products to higher cost products.

The following table sets forth the average amount and the average rate paid on deposits for the periods indicated:

                                                              December 31,
                                 ----------------------------------------------------------------------
                                         2006                     2005                     2004
                                 --------------------     --------------------     --------------------
                                 Average      Average     Average      Average     Average      Average
                                 Balance       Rate       Balance       Rate       Balance       Rate
                                 --------------------     --------------------     --------------------
                                                         (Dollars in thousands)

Noninterest-bearing deposits     $ 74,042      0.00%      $ 78,960      0.00%      $ 76,815      0.00%

NOW deposits                       55,124      1.26         49,787      1.06         42,533      0.74

Savings deposits                   80,875      1.39         92,578      1.14         87,983      1.00

Money market deposits              26,897      2.31         33,543      1.28         36,929      1.35

Time deposits                     180,152      3.93        147,360      2.77        150,839      2.18
                                 --------                 --------                 --------
                                 $417,090      2.28%      $402,228      1.51%      $395,099      1.26%
                                 ========                 ========                 ========

As of December 31, 2006, the aggregate amount of time deposits in denominations of $100,000 or more had the following maturities:

                                                     Amount
                                                 --------------
                                                 (In thousands)

      Within three months                           $  9,382
      After three months through six months           45,050
      After six months through twelve months          11,024
      Over twelve months                               1,438
                                                    --------
                                                    $ 66,894
                                                    ========

As of December 31, 2006, the aggregate amount of time deposits in denominations of less than $100,000 had the following maturities:

                                                     Amount
                                                 --------------
                                                 (In thousands)

      Within three months                           $ 22,055
      After three months through six months           63,779
      After six months through twelve months          28,993
      Over twelve months                               6,903
                                                    --------
                                                    $121,730
                                                    ========

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

Short-term borrowings include funds drawn under lines of credit with the FHLB and FHLB advances with an original maturity of less than one year. Total short-term borrowings decreased from $7.0 million at December 31, 2005 to zero at December 31, 2006. The average balance of short-term borrowings did not exceed 30% of stockholders' equity at any time during the year ended December 31, 2006.

Long-term FHLB advances increased from $100.9 million at December 31, 2005 to $119.1 million at December 31, 2006, an increase of $18.2 million or 18.0%. The proceeds were utilized to fund loan and investment growth in excess of deposit growth, as well as to hedge the effects of rising short-term interest rates on net interest income. At December 31, 2006, outstanding long-term FHLB advances had the following scheduled maturities and weighted average interest rates:

                                                 Weighted
         Final Maturity         Amount         Average Rate
         --------------     --------------     ------------
                            (In thousands)

             2007              $ 27,000            3.4%
             2008                25,139            4.4%
             2009                40,000            5.0%
             2010                 7,000            4.5%
          Thereafter             19,919            6.2%
                               --------
                               $119,058            4.7%
                               ========

Although most advances are payable at maturity, advances totaling $14.1 million are payable on an amortizing basis, in terms ranging from 120 to 240 months. Amortizing advances are being repaid in equal monthly payments and are being amortized from the date of the advance to the maturity date on a direct reduction basis. Also, certain advances are redeemable at the option of the FHLB, at par value on the call date and quarterly thereafter.

In March 2004, we issued $10.3 million in subordinated debentures. The debentures mature in 2034, and carry an adjustable interest rate equivalent to the three-month LIBOR plus 279 basis points. The rate adjusts every three months based on the change in the LIBOR. At December 31, 2006, the interest rate on the subordinated debentures was 8.18%. Current bank and bank holding company regulations view these debentures as "tier 1 capital." As such, we may leverage this regulatory capital in order to expand our franchise or otherwise enhance our earnings.

STOCKHOLDERS' EQUITY

Total stockholders' equity increased from $48.9 million at December 31, 2005 to $51.2 million at December 31, 2006, primarily the result of net income of $3.6 million. Net income was reduced by cash dividends declared totaling $1.5 million. Other factors increasing stockholders' equity were the issuance of common stock through option exercises and our dividend reinvestment plans, totaling $891,000, and an increase in other comprehensive income of $734,000 pertaining to a reduction in net unrealized losses on securities available for sale offset by an adjustment to initially apply FASB Statement No. 158 for unrecognized pension plan losses. Other factors decreasing stockholders' equity were the repurchase of stock totaling $778,000 under our stock repurchase program, and the purchase of shares of common stock in the open market totaling $887,000 to fund restricted stock awards.

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

The following table sets forth our average assets, liabilities, and stockholders' equity, interest earned and interest paid, average rates earned and paid, net interest spread and the net interest margin. Average balances reported are daily averages.

                                                                     Years Ended December 31,
                                 -------------------------------------------------------------------------------------------------
                                              2006                             2005                             2004
                                 -------------------------------  -------------------------------  -------------------------------
                                 Average     Interest    Average  Average     Interest    Average  Average     Interest    Average
                                 Balance  Income/Expense  Rate    Balance  Income/Expense  Rate    Balance  Income/Expense  Rate
                                 -------------------------------  -------------------------------  -------------------------------
                                                                      (Dollars in thousands)
Assets:
-------
Interest earning assets (1)
Loans:
  Commercial                     $ 47,256    $ 3,668      7.76%   $ 32,560    $ 2,160      6.63%   $ 31,536    $ 1,717      5.44%
  Commercial real estate          228,535     15,042      6.58%    223,355     13,613      6.09%    207,937     12,499      6.01%
  Residential real estate         146,729      8,346      5.69%    135,714      7,267      5.35%    114,832      5,867      5.11%
  Consumer                          2,645        207      7.83%      2,405        144      5.99%      3,233        180      5.57%
                                 -------------------              -------------------              -------------------
    Total loans                   425,165     27,263      6.41%    394,034     23,184      5.88%    357,538     20,263      5.67%
  Federal funds sold                3,708        196      5.29%      8,754        247      2.82%     19,351        185      0.96%
  Taxable debt securities         112,511      5,156      4.58%    112,637      4,708      4.18%     71,657      2,962      4.13%
  Tax-exempt debt securities (2)    5,791        386      6.67%      7,837        520      6.64%      9,666        633      6.55%
  Marketable equity securities      4,396        149      3.39%      4,612        160      3.47%      3,730         93      2.49%
  FHLB stock                        6,471        348      5.38%      5,868        257      4.38%      3,422         98      2.86%
  Other investments                   650         38      5.85%        650         25      3.85%     10,401         89      0.86%
                                 -------------------              -------------------              -------------------
    Total interest earning
     assets                       558,692     33,536      6.00%    534,392     29,101      5.45%    475,765     24,323      5.11%
                                             -------                          -------                          -------
  Allowance for loan losses        (4,366)                          (4,212)                          (4,324)
  Deferred loan fees                 (321)                            (415)                            (473)
  Cash and due from banks          13,192                           16,249                           18,411
  Other assets                     24,806                           26,311                           25,058
                                 --------                         --------                         --------
                                 $592,003                         $572,325                         $514,437
                                 ========                         ========                         ========

Liabilities and Stockholders'
-----------------------------
 Equity:
 -------
Interest bearing liabilities
  Savings accounts               $ 80,875    $ 1,123      1.39%   $ 92,578    $ 1,051      1.14%   $ 87,983    $   882      1.00%
  NOW accounts                     55,124        694      1.26%     49,787        529      1.06%     42,533        314      0.74%
  Money market accounts            26,897        621      2.31%     33,543        428      1.28%     36,929        497      1.35%
  Time deposits                   180,152      7,086      3.93%    147,360      4,076      2.77%    150,839      3,289      2.18%
  FHLB advances                   112,048      4,986      4.45%    108,450      4,274      3.94%     63,390      2,594      4.09%
  Subordinated debt                10,310        828      8.03%     10,282        637      6.20%      8,248        370      4.49%
                                 -------------------              -------------------              -------------------
    Total interest bearing
     liabilities                  465,406     15,338      3.30%    442,000     10,995      2.49%    389,922      7,946      2.04%
                                             -------                          -------                          -------
  Demand deposits                  74,042                           78,960                           76,815
  Other liabilities                10,404                            3,304                            4,001
                                 --------                         --------                         --------
    Total liabilities             549,852                          524,264                          470,738
    Total stockholders' equity     42,151                           48,061                           43,699
                                 --------                         --------                         --------
                                 $592,003                         $572,325                         $514,437
                                 ========                         ========                         ========

Net interest income                          $18,198                          $18,106                          $16,377
                                             =======                          =======                          =======
Net interest spread                                       2.70%                            2.96%                            3.07%
                                                          ====                             ====                             ====
Net interest margin                                       3.26%                            3.39%                            3.44%
                                                          ====                             ====                             ====

(1)   Average balance includes non-accruing loans. The effect of including such loans, although not material, is to reduce the average rate earned on the Company's loans.
(2)   On a fully taxable equivalent basis based on tax rate of 35.0% for 2006 and 2005, and 34.3% for 2004. Interest income on investments and net interest income includes a fully taxable equivalent adjustment of $135,000 in 2006, $182,000 in 2005 and
      $217,000 in 2004.

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

                           NET INTEREST INCOME - CHANGES DUE TO VOLUME AND RATE

                                   2006 vs. 2005 Increase (Decrease)     2005 vs. 2004 Increase (Decrease)
                                   ---------------------------------     ---------------------------------
                                   Total        Due to       Due to      Total        Due to       Due to
                                   Change       Volume       Rate        Change       Volume       Rate
                                   ---------------------------------     ---------------------------------
                                                               (In thousands)
Commercial loans                   $1,508       $1,095       $  413      $  443       $   62       $  381

Commercial real estate              1,429          321        1,108       1,114          933          181

Residential real estate             1,079          611          468       1,400        1,093          307

Consumer loans                         63           15           48         (36)         (48)          12

Federal funds sold                    (51)        (205)         154          62         (200)         262

Taxable debt securities               448           (6)         454       1,746        1,703           43

Tax-exempt debt securities (1)       (134)        (136)           2        (113)        (121)           8

Marketable equity securities          (11)          (7)          (4)         67           26           41

FHLB Stock                             91           28           63         159           89           70

Other investments                      13            -           13         (64)        (229)         165
                                   --------------------------------      --------------------------------
   Total interest income            4,435        1,716        2,719       4,778        3,308        1,470
                                   --------------------------------      --------------------------------

Savings accounts                       72         (148)         220         169           49          120

NOW accounts                          165           61          104         215           65          150

Money market accounts                 193         (119)         312         (69)         (45)         (24)

Time deposits                       3,010        1,039        1,971         787          (86)         873

FHLB advances                         712          146          566       1,680        1,810         (130)

Subordinated debt                     191            2          189         267          109          158
                                   --------------------------------      --------------------------------
   Total interest expense           4,343          981        3,362       3,049        1,902        1,147
                                   --------------------------------      --------------------------------
        Net interest income        $   92       $  735       $ (643)     $1,729       $1,406       $  323
                                   ================================      ================================

(1)   The change in interest income on investments and net interest income includes interest on a fully tax equivalent basis based on a tax rate of 35.0% for 2006 and 2005, and 34.3% for 2004.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

We realized net income totaling $3.6 million for the year ended December 31, 2006, equivalent to basic and diluted earnings per share of $0.87. This represents a 10.0% decrease in net income from the year ended December 31, 2005, where net income totaled $4.0 million, or $0.98 per share (basic) and $0.97 per share (diluted). Net interest income increased marginally from $17.9 million for the year ended December 31, 2005 to $18.1 million for the year ended December 31, 2006, primarily the result of the migration to higher cost funding sources that was present throughout most of the year. We recognized a provision for loan losses of $39,000 and $167,000 for the years ended December 31, 2006 and 2005, respectively. We continue concerted efforts to enhance the credit quality of our loan portfolio. The dedication to loan quality that management has undertaken has resulted in a loan loss provision that management believes is in line with the risks inherent in its loan portfolio. Non-interest income increased from $2.3 million for the year ended December 31, 2005 to $2.7 million for the year ended December 31, 2006. During the same period, non-interest expense increased from $13.9 million for the year ended December 31, 2005 to $14.9 million for the year ended December 31, 2006. Income before taxes was $5.9 million and $6.2 million, for the years ended December 31, 2006 and 2005, respectively. Income taxes remained flat at $2.2 million for the years ended December 31, 2005 and 2006.

Interest income increased from $28.9 million for the year ended December 31, 2005, to $33.4 million for the year ended December 31, 2006, an increase of 15.5%. This increase can be attributed to the growth in the loan portfolio, as the average balance of loans increased by $31.1 million or 7.90%. The yield on the loan portfolio increased from 5.88% for the year ended December 31, 2005, to 6.41% for the year ended December 31, 2006. Interest and dividends on investments increased by $0.4 million, on a fully taxable equivalent basis, from $5.7 million for the year ended December 31, 2005 to $6.1 million for the year ended December 31, 2006, the result of the higher yielding securities. The portfolio decreased from an average balance of $131.6 million to $129.8 million. Income from federal funds sold decreased from $247,000 to $196,000, the result of increased rates on lower volumes of overnight money.

Interest expense increased from $11.0 million for the year ended December 31, 2005 to $15.3 million for the year ended December 31, 2006, resulting primarily from the migration of deposits to higher cost certificates of deposits during 2006. The average balance of FHLB advances increased from $108.5 million for the year ended December 31, 2005 to $112.0 million for the year ended December 31, 2006. Management used borrowings to fund a substantial portion of our loan growth in 2006. As a result of the timing of borrowings, the average rate paid on FHLB advances increased from 3.94% for the year ended December 31, 2005 to 4.45% for the year ended December 31, 2006. Interest expense on deposits increased from $6.1 million for the year ended December 31, 2005 to $9.5 million for the year ended December 31, 2006. We also continued to increase certain interest rates in response to increases in market interest rates and corresponding increases in deposit interest rates offered by our competitors, in order to continue to fund loan growth. This increase was the result of the deposit campaigns, both for certificates of deposit and core accounts. A marketing strategy, begun in 2005 and continued in 2006, was employed whereby certificates of deposit were offered at premium rates, and the customer was cross-sold basic banking products to establish a long-term relationship with the customer. At the same time, a suite of products was offered to high-balance customers. These campaigns served to increase the levels of all deposit types, including non-interest bearing demand deposits. The $10.3 million of subordinated debentures carry an interest rate equal to the three-month LIBOR plus 279 basis points which equated to 8.18% and 7.29% at December 31, 2006 and 2005, respectively. The cost of interest-bearing liabilities increased from 2.49% in 2005 to 3.30% in 2006.

Net interest income increased from $17.9 million for the year ended December 31, 2005 to $18.1 million for the year ended December 31, 2006, an increase of 0.8%. This increase was the result of a substantial growth in interest income (15.5%), offset by an even greater increase in the cost of funds (39.5%), compressing our net interest margin from 3.39% for the year ended December 31, 2005 to 3.26% for the year ended December 31, 2006.

The provision for loan losses is a charge against earnings and funds the allowance for loan losses. We maintain the allowance for loan losses at a level that we believe is adequate to absorb inherent losses within the loan portfolio. In determining the appropriate level of the allowance for loan losses, management takes into consideration past and anticipated loss experience, prevailing economic conditions, evaluations of underlying collateral, the nature of the portfolio mix and the balance of non-performing and classified loans. We assess the allowance for loan losses on a quarterly basis. After thorough review and analysis of the adequacy of the allowance and the continued improvement in asset quality in the loan portfolio, management deemed it prudent to provide $39,000 and $167,000 for possible loan losses for the years ended December 31, 2006 and 2005, respectively.

Non-interest income increased from $2.3 million for the year ended December 31, 2005 to $2.7 million for the year ended December 31, 2006, an increase of 18.4%. The increase was primarily attributable to the introduction of a check "bounce" protection program, and the increase in deposit fees attributable to this program. The increase in fees were partially offset by an approximate $176,000 loss on the sale of some low yielding investment securities for higher yielding investment securities. The loss was completely earned out with increased interest income attributable to the higher yielding investment securities.

Non-interest expense increased from $13.9 million for the year ended December 31, 2005 to $14.9 million for the year ended December 31, 2006, an increase of 7.2%. Salaries and employee benefits increased by $24,000, or 0.3%, from $8.06 million for the year ended December 31, 2005, to $8.09 million for the year ended December 31, 2006. Salary and benefits increases in 2006 related normal increases, and the adoption of FAS 123R were offset by staff layoffs and retirements associated with outsourcing initiatives and increased deferrals of loan origination costs. Occupancy and equipment expense increased from $1.7 million for the year ended December 31, 2005 to $1.9 million for the year ended December 31, 2006. The increase in occupancy expense is primarily the result of a full year of operations during 2006 at the new Assonet branch opened in April 2005 and outsourced property management services. Professional fees increased by approximately $50,000 primarily due to outsourcing our internal audit function when comparing the years ended December 31, 2006 and 2005. Marketing costs decreased $185,000 for the year ended December 31, 2006 from $549,000 for the year ended December 31, 2005. This was the result of reduced promotional programs during 2006 and a delayed promotional program that will be rolled out early in the second quarter of 2007. Other expenses increased approximately $600,000 due to the outsourcing of the Bank's item processing and statement rendering functions that were formerly completed in the Bank's internal backroom operations. Other expense in 2006 versus 2005 were increased by approximately $100,000 attributable to fraud losses and other losses combined with and increased Board of Director committee fees of an additional $100,000.

Income before income taxes was $5.9 million for the year ended December 31, 2006, compared to $6.2 million for the year ended December 31, 2005. Provision for income taxes totaled $2.2 million for the years ended December 31, 2006 and 2005, representing overall effective tax rates of 38.3% and 35.0%, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

Our principal sources of funds are customer deposits, amortization and payoff of existing loan principal, and sales, maturities or paydowns of various investment securities. The Bank is a voluntary member of the Federal Home Loan Bank of Boston (the "FHLB") and as such, may take advantage of the FHLB's borrowing programs to enhance liquidity and leverage its favorable capital position. The Bank also may draw on lines of credit at the FHLB or the Federal Reserve Board (the "FRB"), and enter into repurchase or reverse repurchase agreements with authorized brokers. These various sources of liquidity are used to fund withdrawals, new loans, and investments.

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

Maturities, paydowns and sales of investment securities provide us with significant liquidity. Our policy of purchasing shorter-term debt securities reduces market risk in the bond portfolio while providing significant cash flow. For the year ended December 31, 2006, cash flow from maturities of securities was $14.3 million, proceeds from sales of securities totaled $17.0 million, compared to maturities of securities of $21.1 million, and proceeds from sales of securities of $2.6 million for the year ended December 31, 2005. Purchases of securities during 2006 and 2005 totaled $36.7 million and $28.0 million, respectively.

Amortization and pay-offs of the loan portfolio also provide us with significant liquidity. Traditionally, amortization and pay-offs are reinvested into loans. Excess liquidity is invested in federal funds sold and overnight investments at the FHLB.

We have also used borrowed funds as a source of liquidity. At December 31, 2006, the Bank's outstanding borrowings from the FHLB were $119.1 million. The Bank has the capacity to borrow in excess of $20.9 million additional at the FHLB.

Loan originations for the year ended December 31, 2006 totaled $101.9 million. Commitments to originate loans at December 31, 2006 were $8.4 million, excluding unadvanced construction funds totaling $12.4 million, unadvanced commercial lines of credit totaling $24.4 million and unadvanced home equity lines totaling $16.9 million. Management believes that adequate liquidity is available to fund loan commitments utilizing deposits, loan amortization, maturities of securities, or borrowings.

CAPITAL RESOURCES

At December 31, 2006, our total stockholders' equity was $51.2 million, an increase of $2.4 million from $48.9 million reported on December 31, 2005. The increase in capital was a combination of several factors. Additions consisted primarily of net income of $3.6 million for the year ended December 31, 2006. There were also 32,762 shares issued at a value of $586,000, pursuant to our Dividend Reinvestment Program, in lieu of cash dividends or for optional cash contributions and exercised stock options resulted in the issuance of 28,000 shares common stock at a value of $305,000, including a tax benefit. Additionally, there was an increase in accumulated other comprehensive income attributable to a net reduction in unrealized losses on available-for-sale securities of $957,000, partially offset by an adjustment of $223,000 to initially apply FASB Statement No. 158 regarding the Company's defined benefit pension plan. Other reductions related to dividends paid of $1.5 million, the repurchase of 42,443 shares of common stock under our stock repurchase program at a cost of $778,000 and the purchase of 48,277 shares of stock at a cost of $887,000 to be used to grant potential stock awards.

Under the requirements for Risk Based and Leverage Capital of the federal banking agencies, a minimum level of capital will vary among banks based on safety and soundness of operations. Risk Based Capital ratios are calculated with reference to risk-weighted assets, which include both on and off balance sheet exposure.

In addition to meeting the required levels, Slade's Ferry Bancorp.'s and the Bank's capital ratios meet the criteria of the "well capitalized" category established by the federal banking agencies as of December 31, 2006 and 2005; refer to Note 13 to the consolidated Financial Statements included herein for additional information.

                                    ITEM 7A

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We consider interest rate risk to be a significant market risk as it could potentially have an effect on our financial condition and results of operation. The definition of interest rate risk is the exposure of our earnings to adverse movements in interest rates, arising from the differences in the timing of the repricing of assets and liabilities; the differences in the various pricing indices inherent in our assets and liabilities; and the effects of overt and embedded options in our assets and liabilities. Our Asset/Liability Committee, comprised of executive management, is responsible for managing and monitoring interest rate risk, and reviewing with the Board of Directors, at least quarterly, the interest rate risk positions, the impact changes in interest rates would have on net interest income, and the maintenance of interest rate risk exposure within approved guidelines.

The potentially volatile nature of market interest rates requires us to manage interest rate risk on an active and dynamic basis. Our objective is to reduce and control the volatility of net interest income to within tolerance levels established by the Board of Directors, by managing the relationship of interest-earning assets and interest-bearing liabilities. In order to manage this relationship, the Asset/Liability Committee utilizes an income simulation model to measure the net interest income at risk under differing interest rate scenarios. Additionally, the Committee uses an Economic Value of Equity ("EVE") analysis to measure the effects of changing interest rates on the market values of rate-sensitive assets and liabilities, taken as a whole. The Board of Directors and management believe that static measures of timing differences, such as "gap analysis", do not accurately assess the levels of interest rate risk inherent in our balance sheet. Gap analysis does not reflect the effects of overt and embedded options on net interest income, given a shift in interest rates; nor does it take into account basis risk, the risk arising from using various different indices on which to base pricing decisions.

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

The Board of Directors has established a risk limit of a 5.00% change in net interest income for each 100 basis point shift in market interest rates. The limit established by the Board provides an internal tolerance level to control interest rate risk. We were slightly outside our policy-mandated risk limit for net interest income at risk due to a management decision, with the Board of Directors concurrence, not to extend long-term funding in light of what we believe to be temporarily overpriced short and long term funding costs.

The following table reflects our estimated exposure as a percentage of net interest income and the change in basis points for the next twelve months, assuming an immediate change in interest rates set forth below:

     Rate Change       Estimated Exposure as a Percentage         Change
    (Basis Points)           of Net Interest Income           (Basis Points)
    ------------------------------------------------------------------------

         +200                       -14.19%                        (24)
         -200                         6.68%                         12

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

     Rate Change                                    Change from
    (Basis Points)     Economic Value of Equity     Flat Rates
    -----------------------------------------------------------

         Flat                   13.24%                   N/A
         +200                   11.69%                 -1.55%
         -200                   13.22%                 -0.02%

                                     ITEM 8

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, together with the reports of independent registered public accounting firms, appear beginning on page F-1 of this Annual Report on Form 10-K.

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

There has been no change in the Company's internal controls over financial reporting identified in connection with the Company's evaluation of its disclosure controls and procedures that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

                                    ITEM 9B

OTHER INFORMATION

None.

                                    PART III

                                    ITEM 10

DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item is incorporated herein by reference to our Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days following our December 31, 2006 fiscal year end.

                                    ITEM 11

EXECUTIVE COMPENSATION

Information required by this Item is incorporated herein by reference to our Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days following our December 31, 2006 fiscal year end.

                                    ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is incorporated herein by reference to our Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days following our December 31, 2006 fiscal year end.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information pertaining to our equity compensation plans in effect as of December 31, 2006.

                                                                                                    Number of securities
                                                                                                  remaining available for
                                             Number of securities                                  future issuance under
                                               to be issued upon              Weighted-average      equity compensation
                                            exercise of outstanding          exercise price of       plans (excluding
                                               options, warrants           outstanding options,    securities reflected
Plan Category                                     and rights                warrants and rights       in column (a))
-------------                               -----------------------        --------------------   -----------------------
                                                      (a)                          (b)                      (c)
Equity compensation plans approved by
security holders                                    230,945                     $18.18                     121,800

Equity compensation plans not approved by
security holders                                          -                          -                           -
                                                    -------                     ------                     -------
                                                    230,945                     $18.18                     121,800
                                                    =======                     ======                     =======

                                    ITEM 13

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated herein by reference to our Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days following our December 31, 2006 fiscal year end.

                                    ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is incorporated herein by reference to our Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days following our December 31, 2006 fiscal year end.

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

      (2)   Exhibits: see attached Exhibit Index

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Slade's Ferry Bancorp.

                                       By /s/ Mary Lynn D. Lenz         3/30/07
                                          -------------------------------------
                                       Mary Lynn D. Lenz,
                                       President/Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Peter G. Collias                   03/30/07    /s/ Anthony F. Cordeiro          03/30/07
-----------------------------------------------    -----------------------------------------
Peter G. Collias                                   Anthony F. Cordeiro
Director                                           Director

/s/ Scott W. Costa, PE                 03/30/07    /s/ Paul C. Downey               03/30/07
-----------------------------------------------    -----------------------------------------
Scott W. Costa, PE                                 Paul C. Downey
Director                                           Lead Independent Director

/s/ Melvyn A. Holland                  03/30/07    /s/ Mary Lynn D. Lenz            03/30/07
-----------------------------------------------    -----------------------------------------
Melvyn A. Holland                                  Mary Lynn D. Lenz
Director                                           President/CEO
                                                   (Principal Executive Officer)

/s/ Jean F. MacCormack, Ed.D           03/30/07    /s/ Francis A. Macomber          03/30/07
-----------------------------------------------    -----------------------------------------
Jean F. MacCormack, Ed.D                           Francis A. Macomber
Director                                           Director

/s/ Joan Parkos Moran                  03/30/07    /s/ Majed Mouded, MD             03/30/07
-----------------------------------------------    -----------------------------------------
Joan Parkos Moran                                  Majed Mouded, MD
Director                                           Director

/s/ Shaun O'Hearn Sr.                  03/30/07    /s/ Lawrence J. Oliveira, DDS    03/30/07
-----------------------------------------------    -----------------------------------------
Shaun O'Hearn Sr.                                  Lawrence J. Oliveira, DDS
Director                                           Director

/s/ William J. Piccerelli, CPA, CVA    03/30/07    /s/ Carl Ribeiro                 03/30/07
-----------------------------------------------    -----------------------------------------
William J. Piccerelli, CPA, CVA                    Carl Ribeiro
Director                                           Director

/s/ William J. Sullivan                03/30/07    /s/ David F. Westgate            03/30/07
-----------------------------------------------    -----------------------------------------
William J. Sullivan                                David F. Westgate
Director                                           Director

/s/ Deborah A. McLaughlin              03/30/07
-----------------------------------------------
Deborah A. McLaughlin
Executive Vice President
Chief Financial Officer/Chief
Operations Officer
(Principal Financial and
Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.    Description                                                  Item
-----------    -----------                                                  ----

 3.1           Amended and Restated Articles of Incorporation of             (1)
               Slade's Ferry Bancorp.

 3.2           Amended and Restated Bylaws of Slade's Ferry Bancorp.         (2)

 3.3           Articles of Amendment to the Amended and Restated Articles    (3)
               of Incorporation of Slade's Ferry Bancorp.

10.1           Slade's Ferry Bancorp. 1996 Stock Option Plan, as amended     (4)

10.2           Supplemental Executive Retirement Agreement between           (5)
               Slade's Ferry Bancorp. and Manuel J. Tavares

10.3           Form of Director Supplemental Retirement Program Director     (6)
               Agreement, Exhibit 1 thereto (Slade's Ferry Trust Company Director Supplemental Retirement Program Plan) and
               Endorsement Method Split Dollar Plan Agreement thereunder.

10.4           Form of Directors' Paid-up Insurance Policy (part of the      (7)
               Director Supplemental Retirement Program).

10.5           Supplemental Executive Retirement Agreement between           (8)
               Slade's Ferry Bancorp. and Mary Lynn D. Lenz

10.6           Employment Agreement between Slade's Ferry Bancorp.           (9)
               and Mary Lynn D. Lenz

10.7           Employment Agreement between Slade's Ferry Bancorp.          (10)
               and Deborah A. McLaughlin

10.8           Employment Agreement between Slade's Ferry Bancorp.          (11)
               and Manuel J. Tavares

10.9           Form Change of Control Agreement                             (12)

10.10          Severance Pay Plan                                           (13)

10.11          Slade's Ferry Bancorp. 2004 Equity Incentive Plan            (14)

10.12          Form of Amendment to Directors' Supplemental Retirement
               Program for Non-Employee Directors                           (15)

10.13          Form of Amendment to Directors' Supplemental Retirement      (15)
               Program for Francis A. Macomber and Melvyn A. Holland

14.1           Code of Ethics                                               (16)

21.1           List of Subsidiaries                                         (17)

23.1           Consent of Wolf & Company, P.C.

23.2           Consent of Shatswell, MacLeod & Company, P.C.

31.1           Rule 13a-14(a)/15d-14(a) Certification of the CEO

31.2           Rule 13a-14(a)/15d-14(a) Certification of the CFO

32.1           Section 1350 Certification of the CEO

32.2           Section 1350 Certification of the CFO

--------------------
(1) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with the Commission on April 14, 1997.
(2) Incorporated by reference to the Registrant's Form 10-Q filed with the Commission on May 12, 2005.
(3) Incorporated by reference to the Registrant's Form 8-K filed with the Commission on December 21, 2004.
(4) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 1999.
(5) Incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1996.
(6) Incorporated by reference to Exhibit 10 to the Registrant's Form 10-Q for the quarter ended March 31, 1999.
(7) Incorporated by reference to Exhibit 10 to the Registrant's Form 10-QSB for the quarter ended June 30, 1998.
(8) Incorporated by reference to Exhibit 10.10 to the Registrant's Form 10-Q for the quarter ended March 31, 2003.
(9) Incorporated by reference to Exhibit 10.11 to the Registrant's Form 10-Q for the quarter ended June 30, 2004.
(10) Incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-Q for the quarter ended September 30, 2004.
(11) Incorporated by reference to Exhibit 10.8 to the Registrant's Form 10-Q for the quarter ended September 30, 2004.
(12) Incorporated by reference to the Registrant's Form 8-K filed with the Commission on January 13, 2005.
(13) Incorporated by reference to the Registrant's Form 8-K filed with the Commission on January 14, 2005.
(14) Incorporated by reference to Appendix C to the Registrant's Proxy Statement filed on April 9, 2004.
(15) Incorporated by reference to the Registrant's Form 8-K filed with the Commission on December 22, 2006.
(16) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2003.
(17)  Incorporated by reference to Part I, Item 1 - "General."

                         INDEX TO FINANCIAL STATEMENTS

Slade's Ferry Bancorp. and Subsidiary                                       Page
                                                                            ----

Report of Independent Registered Public Accounting Firm -
 Wolf & Company, P.C.                                                       F-2

Report of Independent Registered Public Accounting Firm -
 Shatswell, MacLeod & Company, P.C.                                         F-3

Consolidated Balance Sheets as of December 31, 2006 and
 December 31, 2005                                                          F-4

Consolidated Statements of Income for the years ended
 December 31, 2006, 2005 and 2004                                           F-5

Consolidated Statements of Changes in Stockholders' Equity for
 the years ended December 31, 2006, 2005 and 2004                           F-6

Consolidated Statements of Cash Flows for the years ended
 December 31, 2006, 2005 and 2004                                           F-7

Notes to Consolidated Financial Statements                                  F-9

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Slade's Ferry Bancorp.

We have audited the accompanying consolidated balance sheets of Slade's Ferry Bancorp. and subsidiary (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Slade's Ferry Bancorp. and subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




/s/ Wolf & Company, P.C.


Boston, Massachusetts
March 23, 2007

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Slade's Ferry Bancorp.


We have audited the accompanying consolidated statements of income, changes in stockholders' equity and cash flows of Slade's Ferry Bancorp. and subsidiary for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Slade's Ferry Bancorp. and subsidiary for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.




/s/ Shatswell, MacLeod & Company, P.C.


West Peabody, Massachusetts
January 13, 2005

                               Slade's Ferry Bancorp. and Subsidiary
                                    Consolidated Balance Sheets

                                                                                 December 31,
                                                                             ---------------------
                                                                               2006         2005
                                                                             ---------------------
Assets                                                                          (In thousands)
------

Cash and due from banks                                                      $ 19,448     $ 17,232
Interest-bearing deposits with other banks                                      1,007          586
Federal funds sold                                                              1,900        2,200
                                                                             --------     --------
      Cash and cash equivalents                                                22,355       20,018
Interest-bearing certificates of deposit with other banks                         100          100
Securities available for sale                                                 105,603       94,298
Securities held to maturity (fair value approximates $24,219
 at December 31, 2006 and $28,858 at December 31, 2005)                        24,623       29,306
Federal Home Loan Bank stock, at cost                                           6,856        6,304
Loans, net of allowance for loan losses of $4,385 at December 31, 2006
 and $4,333 at December 31, 2005                                              422,370      409,610
Premises and equipment, net                                                     5,587        5,917
Goodwill                                                                        2,173        2,173
Accrued interest receivable                                                     2,311        2,298
Bank-owned life insurance                                                      12,317       11,884
Deferred tax asset, net                                                         2,039        2,089
Other assets                                                                    1,426        1,917
                                                                             --------     --------
                                                                             $607,760     $585,914
                                                                             ========     ========

Liabilities and Stockholders' Equity
------------------------------------

Deposits:
  Noninterest-bearing                                                        $ 79,101     $ 80,705
  Interest-bearing                                                            344,905      335,141
                                                                             --------     --------
      Total deposits                                                          424,006      415,846
Short-term borrowings                                                               -        7,000
Long-term borrowings                                                          119,058      100,865
Subordinated debentures                                                        10,310       10,310
Accrued expenses and other liabilities                                          3,141        3,038
                                                                             --------     --------
      Total liabilities                                                       556,515      537,059
Commitments and contingencies (Notes 5, 11 and 12)
Stockholders' equity:
  Common stock, par value $0.01 per share; authorized 10,000,000 shares;
   issued and outstanding 4,102,242 shares in 2006 and 4,132,200
   shares in 2005                                                                  41           41
  Additional paid-in capital                                                   31,444       31,014
  Retained earnings                                                            21,111       18,998
  Accumulated other comprehensive loss                                           (464)      (1,198)
  Unearned compensation                                                          (887)           -
                                                                             --------     --------
      Total stockholders' equity                                               51,245       48,855
                                                                             --------     --------
                                                                             $607,760     $585,914
                                                                             ========     ========

      The accompanying notes are an integral part of these consolidated financial statements.

                                 Slade's Ferry Bancorp. and Subsidiary
                                   Consolidated Statements of Income

                                                                        Years Ended December 31,
                                                                  -------------------------------------
                                                                   2006           2005           2004
                                                                  -------        -------        -------
                                                                  (In thousands, except per share data)
Interest and dividend income:
  Interest and fees on loans                                      $27,263        $23,184        $20,263
  Interest and dividends on securities:
    Taxable                                                         5,653          5,125          3,153
    Tax-exempt                                                        251            338            416
  Interest on federal funds sold                                      196            247            185
  Other interest                                                       38             25             89
                                                                  -------        -------        -------
      Total interest and dividend income                           33,401         28,919         24,106
                                                                  -------        -------        -------
Interest expense:
  Interest on deposits                                              9,524          6,084          4,982
  Interest on Federal Home Loan Bank advances                       4,986          4,274          2,594
  Interest on subordinated debentures                                 828            637            370
                                                                  -------        -------        -------
      Total interest expense                                       15,338         10,995          7,946
                                                                  -------        -------        -------
Net interest and dividend income                                   18,063         17,924         16,160
Provision for loan losses                                              39            167            376
                                                                  -------        -------        -------
Net interest income, after provision for loan losses               18,024         17,757         15,784
                                                                  -------        -------        -------
Noninterest income:
  Service charges on deposit accounts                               1,394            914          1,038
  Gain (loss) on sales and calls of available-for-sale
   securities, net                                                   (116)            29             (5)
  Gain on sales of loans, net                                           -             49            196
  Increase in cash surrender value of life insurance policies         433            468            432
  Other income                                                      1,036            860            844
                                                                  -------        -------        -------
      Total noninterest income                                      2,747          2,320          2,505
                                                                  -------        -------        -------
Noninterest expense:
  Salaries and employee benefits                                    8,087          8,063          7,640
  Occupancy and equipment expense                                   1,950          1,680          1,345
  Professional fees                                                 1,414          1,360          1,040
  Marketing expense                                                   364            549            510
  Data processing                                                     847            303            207
  Other expense                                                     2,241          1,941          2,043
                                                                  -------        -------        -------
      Total noninterest expense                                    14,903         13,896         12,785
                                                                  -------        -------        -------
Income before income taxes                                          5,868          6,181          5,504
Provision for income taxes                                          2,249          2,161          1,887
                                                                  -------        -------        -------
      Net income                                                  $ 3,619        $ 4,020        $ 3,617
                                                                  =======        =======        =======

Earnings per share:
  Basic                                                           $  0.87        $  0.98        $  0.89
                                                                  =======        =======        =======
  Diluted                                                         $  0.87        $  0.97        $  0.88
                                                                  =======        =======        =======

        The accompanying notes are an integral part of these consolidated financial statements.

                                               SLADE'S FERRY BANCORP. AND SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                           Years Ended December 31, 2006, 2005 and 2004

                                                Shares of          Additional            Accumulated Other
                                                 Common    Common   Paid-in    Retained    Comprehensive      Unearned
                                                  Stock    Stock    Capital    Earnings    Income (Loss)    Compensation   Total
                                                ---------  ------  ----------  --------  -----------------  ------------   -----
                                                                      (In thousands, except per share data)
Balance, December 31, 2003                      3,995,857   $40     $28,609    $14,300       $  (412)          $   -      $42,537
Comprehensive income:
  Net income                                                  -           -      3,617             -               -        3,617
  Other comprehensive income                                  -           -          -           537               -          537
                                                                                                                          -------
      Total comprehensive income                                                                                            4,154
                                                                                                                          -------
Issuance of common stock                           33,588     -         710          -             -               -          710
Stock options exercised                            42,390     1         532          -             -               -          533
Tax benefit of stock options exercised                        -         157          -             -               -          157
Common stock retired                               (3,412)    -         (32)         -             -               -          (32)
Dividends declared ($.36 per share)                           -           -     (1,458)            -               -       (1,458)
                                                ---------   ---     -------    -------       -------           -----      -------
Balance at December 31, 2004                    4,068,423    41      29,976     16,459           125               -       46,601
Comprehensive income:
  Net income                                                  -           -      4,020             -               -        4,020
  Other comprehensive loss                                    -           -          -        (1,323)              -       (1,323)
                                                                                                                          -------
      Total comprehensive income                                                                                            2,697
                                                                                                                          -------
Issuance of common stock                           33,777     -         627          -             -               -          627
Stock options exercised                            30,000     -         316          -             -               -          316
Tax benefit of stock options exercised                        -          95          -             -               -           95
Dividends declared ($.36 per share)                           -           -     (1,481)            -               -       (1,481)
                                                ---------   ---     -------    -------       -------           -----      -------
Balance at December 31, 2005                    4,132,200    41      31,014     18,998        (1,198)              -       48,855
Comprehensive income:
  Net income                                                  -           -      3,619             -               -        3,619
  Other comprehensive income                                  -           -          -           957               -          957
                                                                                                                          -------
      Total comprehensive income                                                                                            4,576
                                                                                                                          -------
Issuance of common stock                           32,762     -         586          -             -               -          586
Stock options exercised                            28,000     -         305          -             -               -          305
Tax benefit of stock options exercised                        -          82          -             -               -           82
Stock-based compensation                                      -         235          -             -               -          235
Purchase of treasury stock                        (42,443)    -        (778)         -             -               -         (778)
Unearned compensation                             (48,277)    -           -          -             -            (887)        (887)
Dividends declared ($.36 per share)                           -           -     (1,506)            -               -       (1,506)
Adjustment to initially apply FASB Statement
 No. 158, net of tax effect                                                                                     (223)        (223)
                                                ---------   ---     -------    -------       -------           -----      -------
Balance at December 31, 2006                    4,102,242   $41     $31,444    $21,111       $  (464)          $(887)     $51,245
                                                =========   ===     =======    =======       =======           =====      =======

                      The accompanying notes are an integral part of these consolidated financial statements.

                              Slade's Ferry Bancorp. and Subsidiary
                              Consolidated Statements of Cash Flows

                                                                   Years Ended December 31,
                                                              ----------------------------------
                                                                2006         2005         2004
                                                                ----         ----         ----
                                                                        (In thousands)
Cash flows from operating activities:
Net income                                                    $  3,619     $  4,020     $  3,617
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Amortization, net of accretion of securities                     129          294          247
  (Gain) loss on sales and calls of available-for-sale
   securities, net                                                 116          (29)           5
  Amoritization of net deferred loan fees                         (151)         (83)          (4)
  Provision for loan losses                                         39          167          376
  Deferred tax provision (benefit)                                (373)        (195)         686
  Depreciation and amortization                                    894          813          659
  Gain on sale of loans, net                                         -          (49)        (196)
  Increase in cash surrender value of life insurance              (433)        (468)        (432)
  Stock-based compensation                                         235            -            -
  Excess tax benefits from stock-based compensation                 82           95          157
  Net change in:
    Other assets                                                   114          477       (1,301)
    Accrued interest receivable                                    (13)        (329)        (472)
    Other liabilities                                              103          933         (105)
                                                              --------     --------     --------
      Net cash provided by operating activities                  4,361        5,646        3,237
                                                              --------     --------     --------

Cash flows from investing activities:
  Decrease in interest-bearing time deposits with
   other banks                                                       -            -          100
  Activity in available-for-sale securities:
    Purchases                                                  (36,655)     (28,027)     (57,976)
    Sales                                                       17,021        2,590        1,646
    Maturities, calls and pay-downs                              9,690       12,837       19,536
  Activity in held-to-maturity securities:
    Purchases                                                        -            -      (30,109)
    Maturities, calls and pay-downs                              4,611        8,253        3,586
  Purchases of Federal Home Loan Bank stock                       (552)      (1,654)      (1,626)
  Investment in unconsolidated subsidiary                            -            -         (310)
  Loan originations, net of principal payments                 (12,677)     (47,494)     (39,528)
  Recoveries of loans previously charged off                        29           65           96
  Capital expenditures                                            (589)      (1,221)        (886)
  Proceeds from sale of property and equipment                       -           13            -
  Proceeds from sale of investment real estate                       -          653            -
  Proceeds from sales of loans                                      25           49        8,487
  Investment in life insurance policies                              -            -         (135)
  Redemption of life insurance policy                                -          132            -
  Investment in limited partnership                                  -            -         (119)
                                                              --------     --------     --------
      Net cash used in investing activities                    (19,097)     (53,804)     (97,238)
                                                              --------     --------     --------
                                            (continued)

     The accompanying notes are an integral part of these consolidated financial statements.

                              SLADE'S FERRY BANCORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

                                                                   Years Ended December 31,
                                                              ----------------------------------
                                                                2006         2005         2004
                                                                ----         ----         ----
                                                                        (In thousands)
Cash flows from financing activities:
  Net (decrease) increase in noninterest-bearing deposits       (1,604)         473        6,979
  Net increase in interest-bearing deposits                      9,764       15,468       59,780
  Short-term advances from Federal Home Loan Bank                    -       15,500            -
  Long-term advances from Federal Home Loan Bank                43,000       29,500       35,476
  Payments on Federal Home Loan Bank short-term advances        (7,000)      (8,500)      (4,300)
  Payments on Federal Home Loan Bank long-term advances         24,807      (18,921)      (1,364)
  Proceeds from issuance of common stock                           586          627          710
  Stock options exercised                                          305          316          533
  Retirement of shares of common stock                               -            -          (32)
  Proceeds from issuance of subordinated debentures                  -            -       10,160
  Purchase of treasury stock                                      (778)           -            -
  Unearned compensation                                           (887)           -            -
  Dividends paid on common stock                                (1,506)      (1,481)      (1,453)
                                                              --------     --------     --------
      Net cash provided by financing activities                 17,073       32,982      106,489
                                                              --------     --------     --------

Net increase (decrease) in cash and cash equivalents             2,337      (15,176)      12,488
Cash and cash equivalents at beginning of year                  20,018       35,194       22,706
                                                              --------     --------     --------
Cash and cash equivalents at end of year                      $ 22,355     $ 20,018     $ 35,194
                                                              ========     ========     ========


Supplemental disclosures:
  Interest paid                                               $ 15,355     $ 10,576     $  7,804
  Income taxes paid, net                                      $  2,406     $  1,749     $  1,106

     The accompanying notes are an integral part of these consolidated financial statements.

                     SLADE'S FERRY BANCORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation

      The consolidated financial statements include the accounts of Slade's Ferry Bancorp. (the "Company"), its wholly-owned subsidiary, Slade's Ferry Trust Company (the "Bank") and the Bank's wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company accounts for its other wholly-owned subsidiary, Slade's Ferry Statutory Trust I, using the equity method. (See Note 9.)

      Nature of Operations

      The Company is a Massachusetts company that was organized in 1990 to become the holding company of the Bank. The Bank is a state-chartered bank, which was incorporated in 1959 and is headquartered in Somerset, Massachusetts. The Bank operates its business from nine banking offices located in southeastern Massachusetts. The Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits in commercial and residential real estate, commercial, consumer and small business loans.

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

      Significant Group Concentrations of Credit Risk

      Most of the Company's activities are with customers located within southeastern Massachusetts and Rhode Island. Note 3 discusses the types of securities that the Company invests in and Note 4 discusses the types of lending that the Company engages in. The Company does not have any significant concentrations to any one industry or customer.

      Cash and Cash Equivalents

      For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, interest-bearing deposits with other banks and federal funds sold, all of which mature within ninety days.

      Interest-bearing Certificates of Deposit with other Banks

      Interest-bearing certificates of deposit with other banks mature within one year and are carried at cost.

      Reclassification

      Certain amounts in the 2005 and 2004 consolidated financial statements have been reclassified to conform to the 2006 presentation.

                     SLADE'S FERRY BANCORP. AND SUBSIDIARY

      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Securities

      Debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and recorded at amortized cost. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as "available for sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of income tax effects.

      Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary-impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

      Loans

      The Company grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans throughout southeastern Massachusetts and Rhode Island. The ability of the Company's debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

      Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

      The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Other personal loans are typically charged off no later than when they are 180 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful.

      All interest accrued but not collected for loans that are placed on nonacccrual status or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

      The allowance consists of specific, general and unallocated components. The specific component relates to loans that generally have been identified as impaired. For such loans an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers all other loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

      A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective rate, or the fair value of the collateral if the loan is collateral dependent.

      Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. The Company does not separately identify consumer loans for impairment disclosures. Prior to 2005, the Company did not separately identify residential loans for impairment disclosures.

      Bank-owned Life Insurance

      Bank-owned life insurance policies are reflected on the consolidated balance sheet at cash surrender value. Changes in cash surrender value are reflected in non-interest income on the consolidated statement of income.

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

                     SLADE'S FERRY BANCORP. AND SUBSIDIARY

      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Goodwill

      Goodwill is evaluated for impairment on an annual basis using the consolidated Company as the reporting unit for measurement purposes. No impairment has been recognized to date.

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

      In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS 158"), which requires employers to (a) recognize in its statement of financial position the funded status of a benefit plan, (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year, (c) recognize, through other comprehensive income, net of tax, changes in the funded status of the benefit plan that are not recognized as net periodic benefit cost, and (d) disclose additional information about certain effects on net periodic benefit cost for the next fiscal year that relate to the delayed recognition of certain benefit cost elements. The requirement to recognize the funded status of a benefit plan and provide additional disclosures is effective as of December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end is effective for the year ending December 31, 2008.

      The following table illustrates the incremental effect of applying SFAS 158 on individual line items in the consolidated balance sheet as of December 31, 2006.

                                                 Before                           After
                                               Application                     Application
                                               of SFAS 158     Adjustments     of SFAS 158
                                               -----------     -----------     -----------
                                                             (In thousands)
      Prepaid pension benefit                   $    607         $(377)         $    230
      Net deferred tax asset                       1,885           154             2,039
      Total assets                               607,983          (223)          607,760
      Accumulated other comprehensive loss          (241)         (223)             (464)
      Total stockholders' equity                  51,468          (223)           51,245

                     SLADE'S FERRY BANCORP. AND SUBSIDIARY

      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Stock Compensation Plans

      In December 2004, the FASB issued Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)" or the "Statement") which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) is a replacement of SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and its related interpretive guidance. The Statement requires the Company to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. SFAS 123(R) permits the use of any option-pricing model that meets the fair value objective in the Statement.

      The Company adopted SFAS 123(R) effective January 1, 2006, using the "modified prospective" method. Under this transition method, compensation costs include costs recognized for the non-vested portion of awards that were granted prior to January 1, 2006, based on the grant-date fair value of those awards under the original provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Effective January 1, 2006 the Company is recognizing the cost of option grants on a straight line basis over the vesting period.

      As a result of implementing the provisions of SFAS 123R, the Company recognized stock-based compensation expense of $235,000 ($184,000 net of tax effects) for the year ended December 31, 2006. The recognition of stock-based compensation expense resulted in a $0.04 decrease in basic and diluted earnings per share for the year ended December 31, 2006.

      Prior to January 1, 2006, stock compensation cost was measured using the intrinsic value-based method of accounting in accordance with APB Opinion No. 25, which, for the Company, resulted in no compensation expense to be recognized.

      The following table illustrates the effect on the Company's reported net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation prior to the adoption of SFAS 123R:

                                                 Years Ended December 31,
                                                 ------------------------
                                                 2005               2004
                                                 ----               ----
                                           (In thousands, except per share data)

      Net income, as reported                   $4,020             $3,617
      Additional expense had the Company
       adopted SFAS No. 123                       (168)              (233)
      Related tax benefit                           69                 80
                                                ------             ------

      Pro forma net income                      $3,921             $3,464
                                                ======             ======

      Earnings per share (basic):
        As reported                             $ 0.98             $ 0.89
        Pro forma                               $ 0.95             $ 0.86

      Earnings per share (diluted):
        As reported                             $ 0.97             $ 0.88
        Pro forma                               $ 0.94             $ 0.85

                     SLADE'S FERRY BANCORP. AND SUBSIDIARY

      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Unearned Compensation

      In May 2006, the Company's Board of Directors authorized the purchase of 50,000 shares of common stock to be held in trust for future restricted stock awards under the 2004 Equity Incentive Plan. At December 31, 2006, $887,000 is reflected on the consolidated balance sheet as unearned compensation which reduces stockholder's equity. This amount represents the cost of 48,277 shares that have been acquired by the trust. No shares have been awarded to date. Accordingly, no shares held by the trust are deemed outstanding for earnings per share calculations. In January 2007, the Board of Directors authorized the purchase of an additional 25,000 shares to be held in the trust for future restricted stock awards.

      Income Taxes

      Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax basis of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

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

      Earnings per common share have been computed based on the following:

                                                             Years Ended December 31,
                                                           ----------------------------
                                                            2006       2005       2004
                                                            ----       ----       ----
                                                              (Dollars in thousands)

      Net income                                           $3,619     $4,020     $3,617
                                                           ======     ======     ======

      Average number of common shares outstanding           4,146      4,111      4,046
      Effect of dilutive options                               15         27         49
                                                           ------     ------     ------
      Average number of common shares outstanding used
       to calculate diluted earnings per common share       4,161      4,138      4,095
                                                           ======     ======     ======

      Earnings per share:
        Basic                                              $ 0.87     $ 0.98     $ 0.89
                                                           ======     ======     ======

        Diluted                                            $ 0.87     $ 0.97     $ 0.88
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

      The components of other comprehensive income (loss) and related tax effects are as follows:

                                                             Years Ended December 31,
                                                           ----------------------------
                                                            2006        2005      2004
                                                            ----        ----      ----
                                                                  (In thousands)

      Unrealized gains (losses) on securities
       available for sale                                  $1,418     $(2,104)    $ 122
      Reclassification adjustment for losses
       (gains) realized in income                             116         (29)        5
                                                           ------     -------     -----

      Net unrealized gains (losses)                         1,534      (2,133)      127
      Tax effect                                             (577)        810         7
                                                           ------     -------     -----
            Net-of-tax amount                                 957      (1,323)      134
                                                           ------     -------     -----

      Minimum pension liability adjustment                      -           -       682
      Tax effect                                                -           -      (279)
                                                           ------     -------     -----
            Net-of-tax amount                                   -           -       403
                                                           ------     -------     -----

      Adjustment to initially apply SFAS No. 158             (377)          -         -
      Tax effect                                              154           -         -
                                                           ------     -------     -----
            Net-of-tax amount                                (223)          -         -
                                                           ------     -------     -----
                                                           $  734     $(1,323)    $ 537
                                                           ======     =======     =====

      The components of accumulated other comprehensive income (loss), included in stockholders' equity, are as follows:

                                                                    December 31,
                                                                 -------------------
                                                                 2006        2005
                                                                 ----        ----
                                                                   (In thousands)

      Net unrealized losses on securities available for sale     $(380)     $(1,914)
      Tax effect                                                   139          716
                                                                 -----      -------
            Net-of-tax amount
                                                                  (241)      (1,198)
                                                                 -----      -------

      Unrecognized net actuarial loss pertaining to defined
       benefit plan                                               (377)           -
      Tax effect                                                   154            -
                                                                 -----      -------
            Net-of-tax amount                                     (223)           -
                                                                 -----      -------

                                                                 $(464)     $(1,198)
                                                                 =====      =======

      Of the total actuarial loss included in accumulated other comprehensive income at December 31, 2006, $19,000 is expected to be recognized as a component of net periodic pension cost for the year ending December 31, 2007.

                     SLADE'S FERRY BANCORP. AND SUBSIDIARY

      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Concluded)

      Recent Accounting Pronouncements

      In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN
      48) which clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the impact on the Company's consolidated financial statements.

      In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is effective for the Company on January 1, 2008 and is not expected to have a material impact on the Company's consolidated financial statements.

      On February 15, 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Liabilities", which provides companies with an option to report selected financial assets and liabilities at fair value. Statement No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for the company's 2008 calendar year with early adoption in 2007 permitted, and is not expected to have a material impact on the Company's consolidated financial statements.

      In September 2006, the FASB ratified EITF 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements," which addresses accounting for split-dollar life insurance arrangements whereby the employer purchases a policy to insure the life of an employee or a director, and separately enters into an agreement to split the policy benefits between the employer and the employee/director. This EITF states that an obligation arises as a result of a substantive agreement with an employee or director to provide future postretirement benefits. Under EITF 06-4, the obligation is not settled upon entering into an insurance arrangement. Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company is in the process of evaluating the potential impacts of adopting EITF 06-4 on its consolidated financial statements.

      In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. SAB 108 is applicable to all financial statements issued by the Company for the year ended December 31, 2006.

                     SLADE'S FERRY BANCORP. AND SUBSIDIARY

2.    RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

      The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2006 and 2005, these reserve balances amounted to $3,799,000 and $3,920,000, respectively.

3.    SECURITIES

      The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

                                                                             December 31, 2006
                                                  ------------------------------------------------------------------
                                                                        Gross             Gross
                                                   Amortized         Unrealized         Unrealized            Fair
                                                     Cost               Gains             Losses              Value
                                                  ----------         ----------         ----------          --------
                                                                               (In thousands)

     Securities Available for Sale
     -----------------------------
     Debt securities:
       Government-sponsored enterprises            $ 34,462               $  -             $  505           $ 33,957
       Corporate                                      9,221                  -                141              9,080
       Mortgage-backed                               57,946                514                480             57,980
                                                   --------               ----             ------           --------
         Total debt securities                      101,629                514              1,126            101,017


       Marketable equity securities                   3,139                302                 52              3,389
       Mutual funds                                   1,215                  -                 18              1,197
                                                   --------               ----             ------           --------
         Total securities available for sale       $105,983               $816             $1,196           $105,603
                                                   ========               ====             ======           ========

     Securities Held to Maturity
     ---------------------------

       State and municipal obligations             $  5,001               $ 79             $   11           $  5,069
       Mortgage-backed securities                    19,622                  -                472             19,150
                                                   --------               ----             ------           --------
                                                   $ 24,623               $ 79             $  483           $ 24,219
                                                   ========               ====             ======           ========

                     SLADE'S FERRY BANCORP. AND SUBSIDIARY

      SECURITIES (Continued)


                                                                              December 31, 2005
                                                  ------------------------------------------------------------------
                                                                        Gross             Gross
                                                   Amortized         Unrealized         Unrealized            Fair
                                                     Cost               Gains             Losses              Value
                                                  ----------         ----------         ----------          --------
                                                                               (In thousands)

      Securities Available for Sale
      -----------------------------
      Debt securities:
        Government-sponsored enterprises           $50,443                $  -             $  862           $49,581
        Corporate                                    9,564                   5                555             9,014
        Mortgage-backed                             31,574                  75                417            31,232
                                                   -------                ----             ------           -------
           Total debt securities                    91,581                  80              1,834            89,827

        Marketable equity securities                 3,426                 116                271             3,271
        Mutual funds                                 1,205                   -                  5             1,200
                                                   -------                ----             ------           -------

           Total securities available for sale     $96,212                $196             $2,110           $94,298
                                                   =======                ====             ======           =======

      Securities Held to Maturity
      ---------------------------

        State and municipal obligations            $ 6,766                $138             $   12           $ 6,892
        Mortgage-backed securities                  22,540                   -                574            21,966
                                                   -------                ----             ------           -------
                                                   $29,306                $138             $  586           $28,858
                                                   =======                ====             ======           =======

      At December 31, 2006 and 2005, obligations of government-sponsored enterprises with a carrying value of $3,860,000, were pledged to secure public deposits and for other purposes required or permitted by law. Also, obligations of government-sponsored enterprises and mortgage-backed securities,with a carrying value of $44,835,000 and $54,464,000 were pledged to secure Federal Home Loan Bank advances at December 31, 2006 and 2005, respectively.

                     SLADE'S FERRY BANCORP. AND SUBSIDIARY

      SECURITIES (Continued)

      The amortized cost and fair value of debt securities by contractual maturity at December 31, 2006 follows:

                                                    Available for Sale         Held to Maturity
                                                  ---------------------      --------------------
                                                  Amortized      Fair        Amortized      Fair
                                                    Cost         Value          Cost       Value
                                                  ---------    --------      ---------    -------
                                                                   (In thousands)

      Within 1 year                                $ 12,000    $ 11,890       $ 1,611     $ 1,612
      After 1 year through 5 years                   31,683      31,147         1,446       1,462
      After 5 years through 10 years                      -           -         1,223       1,241
      Over 10 years                                       -           -           721         754
                                                   --------    --------       -------     -------
                                                     43,683      43,037         5,001       5,069

      Mortgage-backed securities                     57,946      57,980        19,622      19,150
                                                   --------    --------       -------     -------
                                                   $101,629    $101,017       $24,623     $24,219
                                                   ========    ========       =======     =======

      For the years ended December 31, 2006, 2005 and 2004, proceeds from sales of securities available for sale amounted to $17,021,000, $2,590,000, and $1,646,000, respectively. Gross realized gains amounted to $269,000, $244,000 and $176,000, respectively. Gross realized losses amounted to $385,000, $215,000 and $65,000, respectively. The tax provision (benefit) applicable to these net realized gains and losses amounted to $(46,000), $10,000 and $39,000, respectively.

                     SLADE'S FERRY BANCORP. AND SUBSIDIARY

      SECURITIES (Continued)

      Information pertaining to securities with gross unrealized losses at December 31, 2006 and 2005, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

                                           Less Than Twelve Months       Over Twelve Months
                                           -----------------------      --------------------
                                              Gross                       Gross
                                            Unrealized     Fair         Unrealized    Fair
                                              Losses       Value          Losses      Value
                                            ----------    -------       ----------   -------
      December 31, 2006:                                     (In thousands)

      Securities Available for Sale
      -----------------------------
      Debt securities:
        Government-sponsored enterprises     $ 19         $ 2,481         $  486     $31,476
        Corporate debt securities              13           2,025            128       7,053
        Mortgage-backed securities              8           1,675            472      19,580
                                             ----         -------         ------     -------
                                               40           6,181          1,086      58,109
      Marketable equity securities             49             657              3         335
      Mutual funds                             18           1,197              -           -
                                             ----         -------         ------     -------
                                             $107         $ 8,035         $1,089     $58,444
                                             ====         =======         ======     =======

      Securities Held to Maturity
      ---------------------------
      State and municipal obligations        $  -         $     -         $   11     $   783
      Mortgage--backed securities               -               -            472      19,150
                                             ----         -------         ------     -------
                                             $  -         $     -         $  483     $19,933
                                             ====         =======         ======     =======

      December 31, 2005:

      Securities available for sale
      -----------------------------
      Debt securities:
        Government-sponsored enterprises     $284         $24,170         $  578     $25,411
        Corporate debt securities             319           5,868            236       1,812
        Mortgage-backed securities            313          20,913            104       4,063
                                             ----         -------         ------     -------
                                              916          50,951            918      31,286
      Marketable equity securities             61             650            210       1,134
      Mutual funds                              5           1,200              -           -
                                             ----         -------         ------     -------
                                             $982         $52,801         $1,128     $32,420
                                             ====         =======         ======     =======

      Securities Held to Maturity
      ---------------------------
      State and municipal obligations        $ 12         $   783         $    -     $     -
      Mortgage-backed securities              472          16,542            102       5,424
                                             ----         -------         ------     -------
                                             $484         $17,325         $  102     $ 5,424
                                             ====         =======         ======     =======

                     SLADE'S FERRY BANCORP. AND SUBSIDIARY

      SECURITIES (Concluded)

      Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

      At December 31, 2006, debt securities available for sale with unrealized losses for a period greater than twelve months had aggregate depreciation of 1.8% from the Company's cost basis. No single security has depreciated more than 4.0% from the Company's cost basis. Unrealized losses on corporate bonds include $108,000 relating to the finance corporations of three automotive companies with an amortized cost of $5.1 million that have been affected by the weaker operating results in the automotive industry. These bonds have maturity dates ranging from October 1, 2008 to September 1, 2009. The Company has reviewed the financial condition of these issuers and has determined that none of the declines are other than temporary.

      At December 31, 2006, debt securities available for sale with unrealized losses for a period of less than twelve months had aggregate depreciation of less than 1% of the Company's cost basis, with unrealized depreciation for any single debt security not exceeding 1.0% of the Company's cost basis. The Company has determined that these temporary losses relate primarily to the increase in market interest rates over the past few years and the effect on market price for debt securities. The Company has the intent and ability to hold all of its debt securities until maturity, or for the foreseeable future if available for sale, and no declines are deemed to be other than temporary.

      At December 31, 2006, debt securities held to maturity with unrealized losses for a period greater than twelve months had aggregate depreciation of less than 2.4% of the company's cost basis, with unrealized depreciation for any single debt security not exceeding 4% of the Company's cost basis. Similar to the available-for-sale portfolio, the Company has determined that these temporary losses relate primarily to the increase in market interest rates and the corresponding effect on the market price for debt securities.

      At December 31, 2006, there were no marketable equity securities that had unrealized losses with aggregate depreciation of 30% from the Company's cost basis, which is management's guideline for evaluating other-than-temporary impairment. Evaluation will also occur at an earlier stage if conditions warrant. Equity securities are reviewed for impairment by examining several factors, such as financial condition and near-term prospects of the issuer, credit deterioration of the issuer, rating downgrades, business segment dynamics, extent to which the market value is less than cost, length of time held, and buy/hold/sell recommendations of investment advisors or market analyst. At December 31, 2006, no unrealized losses were deemed to be other than temporary.

                     SLADE'S FERRY BANCORP. AND SUBSIDIARY

4.    LOANS

      A summary of the balances of loans follows:

                                                          December 31,
                                                ------------------------------
                                                  2006                  2005
                                                --------              --------
                                                         (In thousands)
      Real estate mortgage loans:
        Multi-family and commercial             $209,172              $213,815
        Residential                              132,381               120,345
        Construction                              20,988                21,490
        Home equity lines of credit               13,917                17,915
      Commercial                                  47,736                38,111
      Consumer                                     2,766                 2,623
                                                --------              --------
          Total loans                            426,960               414,299
      Less: Allowance for loan losses             (4,385)               (4,333)
        Net deferred loan fees                      (205)                 (356)
                                                --------              --------
          Loans, net                            $422,370              $409,610
                                                ========              ========

      An analysis of the allowance for loan losses follows:

                                                     Years Ended December 31,
                                                   ---------------------------
                                                     2006      2005      2004
                                                    ------    ------    ------
                                                          (In thousands)


      Balance at beginning of year                  $4,333    $4,101    $4,154
      Provision  for loan losses                        39       167       376
      Loans charged-off                                (16)        -      (525)
      Recoveries of loans previously charged-off        29        65        96
                                                    ------    ------    ------
      Balance at end of year                        $4,385    $4,333    $4,101
                                                    ======    ======    ======

                     SLADE'S FERRY BANCORP. AND SUBSIDIARY

      LOANS (Concluded)

      The following is a summary of information pertaining to impaired and non-accrual loans:

                                                                December 31,
                                                           --------------------
                                                            2006           2005
                                                            ----           ----
                                                                 (In thousands)

      Impaired loans without a valuation allowance          $341           $ 49

      Impaired loans with a valuation allowance                -            906
                                                            ----           ----

      Total impaired loans                                  $341           $955
                                                            ====           ====

      Valuation allowance related to impaired loans         $  -           $ 87
                                                            ====           ====

            Total non-accrual loans                         $600           $906
                                                            ====           ====

      Total loans past-due ninety days or more and still       -              -
                                                            ====           ====



                                                       Years Ended December 31,
                                                       ------------------------
                                                       2006      2005      2004
                                                       ----      ----      ----
                                                             (In thousands)

      Average investment in impaired loans             $298      $485      $933
                                                       ====      ====      ====

      Interest income recognized on impaired loans     $ 43      $ 26      $111
                                                       ====      ====      ====

      Interest income recognized on a cash basis on
       impaired loans                                  $ 43      $ 26      $ 17
                                                       ====      ====      ====

      No additional funds are committed to be advanced in connection with impaired loans.

                     SLADE'S FERRY BANCORP. AND SUBSIDIARY

5.    PREMISES AND EQUIPMENT

      A summary of the cost and accumulated depreciation and amortization of premises and equipment follows:

                                         December 31,
                                     -------------------           Estimated
                                     2006           2005          Useful Lives
                                     ----           ----         --------------
                                       (In thousands)
      Premises:
         Land                      $ 1,600        $ 1,600                -
         Buildings                   6,508          6,407            39 years
         Leasehold improvements        436            436          4 - 24 years
      Furniture and equipment        5,212          4,812          3 - 5 years
      Assets in process                 54              -                -
                                   -------        -------

                                    13,810         13,255
      Accumulated depreciation
       and amortization             (8,223)        (7,338)
                                   -------        -------
                                   $ 5,587        $ 5,917
                                   =======        =======

      Depreciation and amortization expense for the years ended December 31, 2006, 2005 and 2004 amounted to $894,000, $813,000 and $659,000, respectively.

      The Company has embarked on a multi-year project to upgrade, modernize and present a common design theme at all of its retail locations. As part of this project, the Company has signed agreements to remodel three of its facilities - Somerset, New Bedford, and North Somerset,
      Massachusetts. At December 31, 2006, commitments related to these agreements aggregated $1,649,000.

      Pursuant to the terms of noncancelable lease agreements in effect at December 31, 2006, pertaining to premises and equipment, future minimum rent commitments under various operating leases are as follows:

                  Year Ending
                  December 31,                Amount
                  ------------            -------------
                                          (In thousands)

                      2007                    $   97
                      2008                        83
                      2009                        83
                      2010                        87
                      2011                        84
                   Thereafter                    759
                                              ------
                                              $1,193
                                              ======

      Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes and percentage increases in the consumer price index. In addition, the leases contain options to extend for periods from five to ten years. The cost of such rental extensions is included above. Total rent expense for the years ended December 31, 2006, 2005 and 2004 amounted to $103,000, $127,000 and
      $85,000, respectively.

                     SLADE'S FERRY BANCORP. AND SUBSIDIARY

6.    DEPOSITS

      A summary of deposits by type is as follows:

                                                           December 31,
                                                    ---------------------------
                                                      2006              2005
                                                    --------           --------
                                                          (In thousands)

      Demand deposits                               $ 79,101           $ 80,705
      NOW                                             55,071             55,493
      Regular and other savings                       77,189             87,146
      Money market deposits                           24,021             29,835
                                                    --------           --------
        Total non-certificate accounts               235,382            253,179
                                                    --------           --------

      Term certificates less than $100,000           121,730            116,861
      Term certificates of $100,000 or more           66,894             45,806
                                                    --------           --------
        Total certificate accounts                   188,624            162,667
                                                    --------           --------
        Total deposits                              $424,006           $415,846
                                                    ========           ========

      At December 31, 2006 and 2005, the scheduled maturities of time deposits are as follows:

                                         2006                             2005
                           ------------------------------  ---------------------------------
                                                Weighted                           Weighted
         Maturing In           Amount         Average Rate         Amount        Average Rate
         -----------       -------------      ------------     -------------     ------------
                           (In thousands)                      (In thousands)
            2006            $      -                -            $135,606            3.2%
            2007             180,284              4.3%             22,182            3.8
            2008               3,704              3.1               2,341            3.4
            2009               2,858              3.4               1,372            3.5
            2010                 850              4.0               1,166            4.0
            2011                 928              5.7                   -              -
                            --------                             --------
                            $188,624              4.3%           $162,667           3.3%
                            ========                             ========

7.    SHORT-TERM BORROWINGS

      Short-term borrowings consist of Federal Home Loan Bank of Boston ("FHLB") advances amounting to $7,000,000 at December 31, 2005, with an original maturity of less than one year at a weighted average rate of 4.07%. There were no short-term borrowings at December 31, 2006.

      The Bank also has an available line of credit in the amount of $500,000 with the FHLB at an interest rate that adjusts daily. Borrowings under the line are limited to 2% of the Bank's total assets. All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as 75% of the carrying value of first mortgage loans on owner-occupied residential property and 90% of the market value of obligations of government-sponsored enterprises.

                     SLADE'S FERRY BANCORP. AND SUBSIDIARY

8.    LONG-TERM BORROWINGS

      Long-term borrowings at December 31, 2006 and 2005 consist of the following FHLB advances:

                                      Amount               Weighted Average Rate
                              -----------------------      ---------------------
                                2006          2005          2006          2005
                              -----------------------      ---------------------
                                                              (In thousands)
      Fixed-rate advances maturing:

            2006              $     -         8,000            -          2.7%
            2007               27,000        27,000          3.4%         3.4
            2008               14,500        14,500          3.8          3.8
            2009               10,000        21,000          4.2          3.2
            2010                7,000         7,000          4.5          4.5
            Thereafter*         6,430         6,430          5.2          5.2
                             --------      --------
                               64,930        83,930          3.9          3.6
                             --------      --------

      Floating-rate advances maturing:

            2008**             10,000             -          5.3            -
            2009**             30,000             -          5.3            -
                             --------      --------
                               40,000             -          5.3            -
                             --------      --------

      Fixed-rate amortizing advances maturing:

            2008                  639           739          6.0          6.0
            2011               13,489        16,196          6.7          6.8
                             --------      --------
                               14,128        16,935          6.7          6.7
                             --------      --------
      Total FHLB advances    $119,058      $100,865          4.7%         4.1%
                             ========      ========


*     Includes $3,000,000 maturing in 2015 and callable hereafter.
** Advances reprice every 28 days and are redeemable at the option of the Company at each repricing date.

      See Note 7 for collateral securing all FHLB borrowings.

                     SLADE'S FERRY BANCORP. AND SUBSIDIARY

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

      The subordinated debentures and the trust preferred securities accrue and pay distributions quarterly at a floating rate of 3-Month LIBOR plus 2.79%. At December 31, 2006 and 2005, this rate was 8.18% and 7.29%, respectively. The Company has the option to defer interest payments on the subordinated debentures for up to five years and, accordingly, the trust may defer dividend distributions for up to five years. The Company has fully and unconditionally guaranteed all of the obligations of the Trust, including the semi-annual distributions and payments on liquidation or redemption of the trust preferred securities.

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

10.   INCOME TAXES

      Allocation of federal and state income taxes between current and deferred portions is as follows:

                                                   Years Ended December 31,
                                              ---------------------------------
                                               2006         2005          2004
                                              ------       ------        ------
                                                       (In thousands)

      Current tax provision
        Federal                               $1,998       $1,854        $  878
        State                                    624          502           323
                                              ------       ------        ------
                                               2,622        2,356         1,201
                                              ------       ------        ------

      Deferred tax provision (benefit):
        Federal                                 (296)        (153)          540
        State                                    (77)         (42)          161
        Change in the valuation allowance
         for deferred tax assets                  -             -           (15)
                                              ------       ------        ------

                                                (373)        (195)          686
                                              ------       ------        ------
          Total provision for income taxes    $2,249       $2,161        $1,887
                                              ======       ======        ======

                     SLADE'S FERRY BANCORP. AND SUBSIDIARY

      INCOME TAXES (Concluded)

      The reasons for the differences between the statutory federal income tax rate and effective tax rates are summarized as follows:

                                                   Years Ended December 31,
                                               --------------------------------
                                                2006         2005          2004
                                                ----         ----          ----

      Statutory federal tax rate                34.0%        34.0%         34.0%
      Increase (decrease) resulting from:
        Tax-exempt income                       (1.6)        (1.7)         (2.5)
        Dividends received deduction            (0.4)        (0.4)         (0.4)
        State tax, net of federal tax benefit    6.2          4.9           5.8
        Officers' life insurance                (2.5)        (2.4)         (2.7)
        Employee benefit and stock-based
         compensation plans                      0.5            -             -
        Change in valuation allowance              -            -          (0.3)
        Other, net                               2.1          0.6           0.4
                                                ----         ----          ----
      Effective tax rate                        38.3%        35.0%         34.3%
                                                ====         ====          ====

      The components of the net deferred tax asset are as follows:

                                                                  December 31,
                                                             ------------------
                                                              2006        2005
                                                             ------------------
                                                               (In thousands)

      Deferred tax assets:
        Allowance for loan losses                            $1,635      $1,568
        Deferred loan fees                                       84         118
        Interest on non-performing loans                         45          48
        Accrued employee benefits                                35         117
        Deferred compensation                                   104         145
        Employee benefit and stock-based compensation plans     202           -
        Write-down of securities                                 19          18
        Minimum pension liability                               154           -
        Net unrealized holding loss on available
         for sale securities                                    139         716
                                                             ------      ------
                                                              2,417       2,730
                                                             ------      ------

      Deferred tax liabilities:
        Accelerated depreciation                               (128)       (283)
        Prepaid pension contribution                           (249)       (358)
        Discount Accretion                                       (1)         (2)
                                                             ------      ------
                                                               (378)       (641)
                                                             ------      ------
                  Net deferred tax asset                     $2,039      $2,089
                                                             ======      ======

      Deferred tax assets as of December 31, 2006 and 2005 have not been reduced by a valuation allowance because management believes that it is more likely than not that the full amount of deferred taxes will be realized.

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

      At December 31, 2006 and 2005, the following financial instruments were outstanding for which the contract amounts represent credit risk:

                                                              Contract Amount
                                                            -------------------
                                                              2006        2005
                                                            -------     -------
                                                               (In thousands)

      Commitments to grant loans                            $ 8,379     $ 6,375
      Unfunded commitments under lines of credit             24,402      25,041
      Unfunded commitments under construction loans          12,444      14,863
      Equity lines of credit                                 16,927      17,711
      Standby letters of credit                               3,423       3,188

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

      Standby letters-of-credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters-of-credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral supporting those commitments, and at December 31, 2006 and 2005 such collateral amounted to $3,406,000 and $3,128,000, respectively.

      Guarantees that are not derivative contracts have been recorded on the Company's consolidated balance sheet at their fair value at inception. The Company considers standby letters of credit to be guarantees, and the amount of the recorded liability related to such guarantees at December 31, 2006 and 2005 was $18,000, and $65,000, respectively.

                     SLADE'S FERRY BANCORP. AND SUBSIDIARY

12.   LEGAL CONTINGENCIES

      Various claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company's consolidated financial statements.

13.   MINIMUM REGULATORY CAPITAL REQUIREMENTS

      The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Their capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

      Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006 and 2005, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

                     SLADE'S FERRY BANCORP. AND SUBSIDIARY

      MINIMUM REGULATORY CAPITAL REQUIREMENTS (Concluded)

      As of December 31, 2006, the most recent notification from the Federal Deposit Insurance Company categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank's category. The Company's and the Bank's actual capital amounts and ratios as of December 31, 2006 and 2005 are also presented in the table.

                                                                                                To Be Well Capitalized
                                                                                                Under Prompt Corrective
                                                  Actual         Minimum Capital Requirement    Action Provisions
                                            -----------------    ---------------------------    -----------------------
                                            Amount     Ratio          Amount      Ratio            Amount      Ratio
                                            -------    ------         ------      ------           -------     -----
                                                                 (Dollars in thousands)

      As of December 31, 2006:
        Total Capital to Risk Weighted
          Assets:
            Consolidated                    $64,343    15.25%         $33,755      8.0%                N/A      N/A
            Bank                             57,485    13.67           33,654      8.0             $42,067     10.0%

        Tier 1 Capital to Risk Weighted
          Assets:
            Consolidated                     59,846    14.18           16,878      4.0                 N/A      N/A
            Bank                             52,988    12.60           16,827      4.0              25,240      6.0

        Tier 1 Capital to Average
          Assets:
            Consolidated                     59,846     9.90           24,184      4.0                 N/A      N/A
            Bank                             52,988     8.78           24,133      4.0              30,166      5.0

      As of December 31, 2005:
        Total Capital to Risk Weighted
          Assets:
            Consolidated                    $62,240    15.72%         $31,668      8.0%                N/A      N/A
            Bank                             53,555    13.58           31,540      8.0             $39,425     10.0%

        Tier 1 Capital to Risk Weighted
          Assets:
            Consolidated                     58,014    14.66           15,834      4.0                 N/A      N/A
            Bank                             49,329    12.51           15,770      4.0              23,655      6.0

        Tier 1 Capital to Average
          Assets:
            Consolidated                     58,014    10.07           23,038      4.0                 N/A      N/A
            Bank                             49,329     8.56           23,038      4.0              28,797      5.0

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

                                                                  Years Ended December 31,
                                                           --------------------------------------
                                                             2006             2005          2004
                                                            ------           ------        ------
                                                                       (In thousands)

      Change in benefit obligation:
        Benefit obligation at beginning of year             $1,287           $1,663        $1,747
        Interest cost                                           61               86           105
        Actuarial loss                                          63              148            74
        Settlements                                           (535)            (610)         (263)
        Benefits paid                                           (1)            --            --
                                                            ------           ------        ------
        Benefit obligation at end of year                      875            1,287         1,663
                                                            ------           ------        ------

      Change in plan assets:
        Fair value of plan assets at beginning of year       1,573            2,094           622
        Actual return on plan assets                           129               89            25
        Employer contribution                                    -                -         1,710
        Benefits paid                                           (1)               -             -
        Settlements                                           (535)            (610)         (263)
        Administrative expense                                 (61)               -             -
                                                            ------           ------        ------
        Fair value of plan assets at end of year             1,105            1,573         2,094
                                                            ------           ------        ------

      Funded status                                            230              286           431
      Unrecognized net actuarial loss                            -              583           687
                                                            ------           ------        ------
      Prepaid pension cost recognized on balance sheet      $  230           $  869        $1,118
                                                            ======           ======        ======

      The assumptions used to determine the benefit obligation are as follows:

                                                               December 31,
                                                          --------------------
                                                          2006           2005
                                                          ----           ----

      Discount rate                                       6.00%          5.75%
      Lump sum interest rate                              5.25              -

                     SLADE'S FERRY BANCORP. AND SUBSIDIARY

      EMPLOYEE BENEFIT PLANS (Continued)

      Pension Plan (Continued)

      The components of net periodic pension cost are as follows:

                                                  Years Ended December 31,
                                            -----------------------------------
                                             2006          2005            2004
                                            -----          -----          -----
                                                           (In thousands)

      Interest cost                         $  61          $  86          $ 105
      Expected return on assets              (106)          (148)          (107)
      Settlements                             280            276            109
      Recognized net actuarial loss            26             35             42
                                            -----          -----          -----
                                            $ 261          $ 249          $ 149
                                            =====          =====          =====

      For the years ended December 31, 2005, 2004 and 2003, the assumptions used to determine the

      The assumptions used to determine net periodic pension cost are as follows:

                                                    Years Ended December 31,
                                                 ------------------------------
                                                 2006         2005         2004
                                                 ----         ----         ----

      Discount rate                              5.75%        6.25%        6.25%
      Expected long term rate of return on
       plan assets                               8.00         8.00         8.00
      Lump sum interest rate                     5.25            -            -


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

      The Company's pension plan weighted average asset allocations are as follows:

                                                     Percentage of Plan Assets
                                                          at December 31,
                                                     -------------------------
                                                      2006              2005
                                                     ------            ------

      Asset Category
      --------------
      Equity securities                               65.50%            65.50%
      Debt securities                                 33.80             32.70
      Money market funds                               0.70              1.80
                                                     ------            ------
      Total                                          100.00%           100.00%
                                                     ======            ======

                     SLADE'S FERRY BANCORP. AND SUBSIDIARY

      EMPLOYEE BENEFIT PLANS (Continued)

      Pension Plan (Concluded)

      Equity securities do not include any of the Company's common stock at December 31, 2006 and 2005, respectively.

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

      No contribution is expected for the plan year beginning January 1, 2007.

      Estimated future benefit payments are as follows:

                 Years Ending December 31,            Amount
                 -------------------------            ------
                                                  (In thousands)

                 2007                                  $121
                 2008                                    16
                 2009                                    12
                 2010                                    11
                 2011                                    11
              2012 - 2016                               362

      401(k) Plan

      The Company has a 401(k) Plan whereby substantially all employees who attain the age of 21 and complete three months of service are eligible to participate in the Plan. Employees may contribute up to 100 percent of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions equal to 3 percent of the first 6 percent of an employee's compensation contributed to the Plan. Matching contributions vest to the employee after a one-year period. For the years ended December 31, 2006, 2005 and 2004, expense attributable to the Plan amounted to $104,000, $97,000 and $104,000, respectively.

      Employees who attain age 21 and complete one year of service (1,000 hours) are also eligible to receive profit sharing contributions under the 401(k) plan. The Company contributes amounts at the Company's discretion. Costs recognized by the Company for profit-sharing amounted to $85,000, $114,000 and $101,000 for the years ended December 31, 2006,
      2005 and 2004, respectively.

                     SLADE'S FERRY BANCORP. AND SUBSIDIARY

      EMPLOYEE BENEFIT PLANS (Continued)

      Employment and Change of Control Agreements

      The Company has entered into an Employment Agreement with the President of the Company and two additional executive officers. Under the agreements, the President and executive officers are entitled to severance benefits upon a change-in-control as defined in the agreements. The severance benefits include, among other things, the value of the cash compensation, value of employer contributions to employer-provided benefit plans and continued fringe benefits that the President would have received had she worked an additional three years and the executive officers would have received had they worked an additional two years. In addition, the President and executive officers would be entitled to accelerated vesting in other benefit plans upon a change of control or termination without cause. The President would also be indemnified for any impact from excise taxes due under Section 4999 of the Code, while the executive officers would have any benefits limited to avoid excise taxes under Section 4999 of the Code.

      In October 2006 and December 2006, the Bank entered into Change of Control Agreements with two additional executive officers of the Bank. These agreements provide for a one-year severance payment upon a change of control that results in a termination of the executives' employment.

      Supplemental Retirement Plans

      The Company has entered into supplemental retirement plans with certain executive officers and directors that provide for supplemental benefits commencing with retirement. The present value of estimated future benefits payable is accrued over the required service periods. During 2006, the Company approved the termination of all supplemental plan arrangements with its directors and accrued all termination benefits. For the years ended December 31, 2006, 2005 and 2004, expense attributable to the supplemental retirement plans amounted to $44,000, $40,000 and $30,000, respectively.

      In connection with the supplemental retirement plans, the Bank has purchased life insurance policies applicable to the executive officers and Directors included in the plans.

      Endorsement Split-Dollar Life Insurance Arrangements

      The Company is the sole owner of life insurance policies pertaining to certain of the Company's executives. The Company has entered into agreements with these executives whereby the Company will pay to the executives' estates or beneficiaries a portion of the death benefit that the Company will receive as beneficiary of such policies. No liability has been recognized on the consolidated balance sheet for such death benefits. In September 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements." As a result, effective for fiscal years beginning after December 15, 2007, the Company will be required to recognize a liability for future death benefits, and may choose to retroactively apply the accounting change to all periods presented, or to cumulatively adjust the financial statements as of the beginning of the year of adoption. Management is in the process of evaluating the impact of Issue No. 06-4 on the Company's consolidated financial statements. See Note 1 - Recent Accounting Pronouncements.

                     SLADE'S FERRY BANCORP. AND SUBSIDIARY

15.   STOCK COMPENSATION PLANS

      Slade's Ferry Bancorp. Stock Option Plan (Stock Option Plan)

      The Stock Option Plan includes a Discretionary Grant Program and an Automatic Grant Program. The maximum number of shares of common stock issuable over the term of the Stock Option Plan may not exceed 275,625 shares and the maximum aggregate number of shares issuable under both programs in any plan year may not exceed 55,125 shares. The Stock Option Plan expired on March 11, 2006.

      Under the Discretionary Grant Program, key employees, including officers, were granted incentive stock options to purchase shares of common stock of the Company. The exercise price per share could not be less than one hundred percent of the fair market value of common stock at the grant date and options became exercisable upon grant. The maximum term of each option was ten years.

      The Automatic Grant Program was limited to non-employee directors of the Company or its subsidiary. A non-statutory option for 2,000 shares of common stock was granted each plan year to eligible directors. The exercise price per share was equal to one hundred percent of the fair market value of common stock at the grant date and options became exercisable upon grant. The maximum term of each option was five years.

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

      Each non-employee director who is serving as director of the Company on the day after each annual meeting of shareholders or any special meeting in lieu thereof, beginning with the 2004 annual meeting, shall automatically be granted on such day a non-qualified stock option to acquire 2,000 shares of stock with an exercise price equal to the fair market value of the stock on date of grant. No stock option shall be exercisable more than 10 years after the grant date.

      Unrestricted Stock Awards may be granted in respect of past services or other valid consideration. Restricted Stock Awards entitle the recipient to acquire, at such purchase price as determined by the Company, shares of stock subject to such restrictions and conditions as the Company may determine at time of grant. A Deferred Stock Award is an award of a restricted unit to a grantee, subject to restrictions and conditions as the Company may determine at the time of grant. If any Restricted Stock Award or Deferred Stock Award granted is intended to qualify as "Performance-based Compensation", such Award shall comply with provisions as set forth in the 2004 Plan. As of December 31, 2006, no Unrestricted Stock Awards have been granted by the Company.

                     SLADE'S FERRY BANCORP. AND SUBSIDIARY

      STOCK COMPENSATION PLANS (Concluded)

      Slade's Ferry Bancorp. 2004 Equity Incentive Plan (2004 Plan) (Concluded)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                            Years Ended December 31,
                                 ----------------------------------------------
                                   2006              2005                 2004
                                 -------           --------             -------

      Expected Dividends            2.0%               1.9%                1.9%
      Expected Term              5 years           10 years             9 years
      Expected Volatility            24%                28%                 27%
      Risk-free interest rate       5.1%               4.2%                4.1%

      The expected volatility is based on historical volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based on the Company's history and expectation of dividend payouts.

      A summary of options under the Plan as of December 31, 2006, and changes during the year then ended, (shares in thousands) is presented below:

                                                                           Weighted
                                                                            Average
                                                                           Remaining
                                                                          Contractual
                                                       Weighted Average      Term            Aggregate
                                          Shares       Exercise Price      (in years)      Intrinsic Value
                                       -------------   ----------------   ------------     ---------------

      Outstanding at January 1, 2006         255            $17.35
        Granted                                8             18.40
        Exercised                            (28)            10.89
        Forfeited                             (2)            18.85
        Expired                               (2)             9.50
                                           -----            ------            -----               ----
      Outstanding at December 31, 2006       231             18.18              4.3               $  -
                                           =====            ======            =====               ====
      Exercisable at December 31, 2006       199            $18.04              4.1               $  -
                                           =====            ======            =====               ====

      The weighted-average grant-date fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was $4.56, $6.46, and $6.08,
      respectively. The total intrinsic value of options exercised during the year ended December 31, 2006 was $200,000.

      For the year ended December 31, 2006, stock-based compensation expense applicable to the Plan was $235,000, and the recognized tax benefit related to this expense was $51,000.

      As of December 31, 2006, unrecognized stock-based compensation expense related to nonvested options amounted to $61,000. This amount is expected to be recognized during the year ending December 31, 2007.

      When issuing shares upon the exercise of a stock option, the Company issues new shares from the authorized but unissued pool.

                     SLADE'S FERRY BANCORP. AND SUBSIDIARY

16.   RELATED PARTY TRANSACTIONS

      In the ordinary course of business, the Bank has granted loans to principal officers and directors and their affiliates amounting to $10,448,000 at December 31, 2006 and $11,455,000 at December 31, 2005. In
      addition, the beginning balance was decreased by $4,915,000 to account for certain individuals who are no longer deemed to be related parties and other non-material revisions. During the year ended December 31, 2006, total principal additions were $7,522,000 and total principal payments were $3,614,000.

      Deposits from related parties held by the Bank at December 31, 2006 and 2005 amounted to $4,231,000 and $3,867,000, respectively.

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

      At December 31, 2006, the Bank's retained earnings available for the payment of dividends was $5,474,000. Accordingly, $49,269,000 of the Company's equity in the net assets of the Bank was restricted at December 31, 2006. Funds available for loans or advances by the Bank to the Company amounted to $10,949,000.

18.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

      The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

      Cash and cash equivalents - The carrying amounts of cash and cash equivalents approximate fair values.

      Interest-bearing certificates of deposit with other banks -The carrying amounts of interest-bearing deposits maturing within ninety days approximate their fair values. Fair values of other interest-bearing deposits are estimated using discounted cash flow analyses based on current rates for similar types of deposits.

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

                     SLADE'S FERRY BANCORP. AND SUBSIDIARY

      FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

      Deposit liabilities - The fair values disclosed for demand deposits (e.g., interest and noninterest checking, regular and other savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

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

      The estimated fair values, and related carrying or notional amounts, of the Company's financial instruments are as follows:

                                                                               December 31,
                                                             -----------------------------------------------
                                                                      2006                      2005
                                                             ---------------------     ---------------------
                                                              Carrying      Fair       Carrying       Fair
                                                               Amount       Value       Amount        Value
                                                             ---------    --------     --------     --------
                                                                             (In thousands)

      Financial assets:
        Cash and cash equivalents                            $ 22,355     $ 22,355     $ 20,018     $ 20,018
        Interest-bearing certificates of deposit with
         other banks                                              100          100          100          100
        Securities available for sale                         105,603      105,603       94,298       94,298
        Securities held to maturity                            24,623       24,219       29,306       28,858
        Federal Home Loan Bank stock                            6,856        6,856        6,304        6,304
        Loans, net                                            422,370      418,980      409,610      403,712
        Accrued interest receivable                             2,311        2,311        2,298        2,298


      Financial liabilities:
        Deposits                                              424,006      424,008      415,846      415,728
        Short-term borrowings                                       -            -        7,000        7,000
        Long-term borrowings                                  119,058      119,165      100,865      101,035
        Subordinated debt                                      10,310       10,310       10,310       10,310


                     SLADE'S FERRY BANCORP. AND SUBSIDIARY

19.   CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

      Financial information pertaining only to Slade's Ferry Bancorp. is as follows:

                                                                 December 31,
                                                            -------------------
                                                             2006         2005
                                                            -------     -------
                                                               (In thousands)

      BALANCE SHEETS
      --------------
      Assets
      ------

      Cash and cash equivalents                             $   834     $ 2,621
      Securities available for sale                           5,812       5,868
      Investment in Bank subsidiary                          54,743      50,480
      Investment in Trust subsidiary                            310         310
      Other assets                                              365         266
                                                            -------     -------
          Total assets                                      $62,064     $59,545
                                                            =======     =======

      Liabilities and Stockholders' Equity
      ------------------------------------

      Subordinated debentures                               $10,310     $10,310
      Accrued expenses and other liabilities                    509         380
                                                            -------     -------
          Total liabilities                                  10,819      10,690
                                                            -------     -------

      Stockholders' equity                                   51,245      48,855
                                                            -------     -------
        Total liabilities and stockholders' equity          $62,064     $59,545
                                                            =======     =======



      STATEMENTS OF INCOME
      --------------------
                                                      Years Ended December 31,
                                                     --------------------------
                                                      2006      2005      2004
                                                     ------    ------    ------
                                                           (In thousands)
      Income:
        Dividends from Bank subsidiary               $1,125    $1,470    $1,440
        Dividends from Trust subsidiary                  25        19        10
        Interest on investments                         243       240       193
        Management fee income from subsidiary            54       316       412
        Loss on sale of asset                            (5)        -         -
        Gain (loss) on sale of securities available
         for sale, net                                  (18)        -         3
                                                     ------    ------    ------


                                                      1,424     2,045     2,058
        Operating expenses
                                                     (1,731)   (1,256)   (1,143)
                                                     ------    ------    ------
        Income (loss) before income taxes and
         equity in undistributed net income of
         subsidiaries                                  (307)      789       915
        Applicable income tax benefit                  (456)     (231)     (175)
                                                     ------    ------    ------

                                                        149     1,020     1,090
        Equity in undistributed net income of
         Bank subsidiary                              3,470     3,000     2,527
                                                     ------    ------    ------
          Net income                                 $3,619    $4,020    $3,617
                                                     ======    ======    ======

                     SLADE'S FERRY BANCORP. AND SUBSIDIARY

      CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (Concluded)

                                                                                           Years Ended December 31,
                                                                                    -----------------------------------------
                                                                                     2006             2005             2004
                                                                                    -------          -------          -------
                                                                                                (In thousands)

      Cash flows from operating activities:
        Net income                                                                  $ 3,619          $ 4,020          $ 3,617
        Adjustments to reconcile net income to net cash provided by operating activities:
          Equity in undistributed net income of Bank subsidiary                      (3,470)          (3,000)          (2,527)
          Loss on sale of asset                                                           5                -                -
          (Increase) decrease in other assets                                          (132)             437             (109)
          Stock-based compensation                                                      235                -                -
          Excess tax benefits from stock-based compensation                              82               95              157
          Loss (gain) on sales of available-for-sale securities                          18                -               (3)
          Increase (decrease) in accrued expenses and other liabilities                 129             (564)              46
                                                                                    -------          -------          -------
            Net cash provided by operating activities                                   486              988            1,181
                                                                                    -------          -------          -------

      Cash flows from investing activities:
          Purchases of securities available for sale                                   (921)               -           (3,183)
          Proceeds from maturities of securities available for sale                     982              500                -
          Investment in Bank subsidiary                                                   -                -          (10,000)
          Investment in Trust subsidiary                                                  -                -             (310)
          Capital expenditures                                                          (54)               -              (48)
                                                                                    -------          -------          -------
            Net cash (used in) provided by investing activities                           7              500          (13,541)
                                                                                    -------          -------          -------


      Cash flows from financing activities:
          Proceeds from issuance of common stock                                        586              627              710
          Stock options exercised                                                       305              316              533
          Dividends paid on common stock                                             (1,506)          (1,481)          (1,453)
          Retirement of shares of common stock                                            -                -              (32)
          Purchase of treasury stock                                                   (778)               -                -
          Unearned compensation                                                        (887)               -                -
          Proceeds from issuance of subordinated debentures                               -                -           10,160
                                                                                    -------          -------          -------
            Net cash (used in) provided by financing activities                      (2,280)            (538)           9,918
                                                                                    -------          -------          -------

      Net increase (decrease) in cash and cash equivalents                           (1,787)             950           (2,442)
      Cash and cash equivalents at beginning of year                                  2,621            1,671            4,113
                                                                                    -------          -------          -------
      Cash and cash equivalents at end of year                                      $   834          $ 2,621          $ 1,671
                                                                                    =======          =======          =======

                     SLADE'S FERRY BANCORP. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

20.   QUARTERLY DATA (UNAUDITED)

                                                                     Years Ended December 31,
                                       -----------------------------------------------------------------------------------------
                                                       2006                                        2005
                                       -------------------------------------------   -------------------------------------------
                                       Fourth       Third     Second       First     Fourth       Third      Second       First
                                       Quarter     Quarter    Quarter     Quarter    Quarter     Quarter     Quarter     Quarter
                                       -------------------------------------------   -------------------------------------------
                                                             (In thousands, except per share date)
      Interest and dividend income     $ 8,821     $ 8,693    $ 8,030     $ 7,856     $ 7,691     $ 7,462     $ 7,109     $ 6,657
      Interest expense                  (4,383)     (4,029)    (3,635)     (3,291)     (3,123)     (2,980)     (2,686)     (2,206)
                                       -------------------------------------------    -------------------------------------------


      Net interest income                4,438       4,664      4,395       4,565       4,568       4,482       4,423       4,451
      Provision for loan losses              -           -          -         (39)        (58)        (44)        (15)        (50)
                                       -------------------------------------------    -------------------------------------------

      Net interest income, after
       provision for loan losses         4,438       4,664      4,395       4,526       4,510       4,438       4,408       4,401
      Noninterest income                   767         732        546         703         609         602         540         569
      Noninterest expense               (3,462)     (3,738)    (3,952)     (3,750)     (3,277)     (3,682)     (3,622)     (3,315)
                                       -------------------------------------------    -------------------------------------------

      Income before income taxes         1,743       1,658        989       1,479       1,842       1,358       1,326       1,655
      Provision for income taxes          (700)       (615)      (363)       (572)       (670)       (458)       (478)       (555)
                                       -------------------------------------------    -------------------------------------------
      Net income                       $ 1,043     $ 1,043    $   626     $   907     $ 1,172     $   900     $   848     $ 1,100
                                       ===========================================    ===========================================

      Earnings per common share:
      Basic                            $  0.25     $  0.25    $  0.15     $  0.22     $  0.28     $  0.22     $  0.21     $  0.27
                                       ===========================================    ===========================================
      Diluted                          $  0.25     $  0.25    $  0.15     $  0.22     $  0.28     $  0.22     $  0.21     $  0.27
                                       ===========================================    ===========================================