Form 10-Q
period 2007-03-31
SLADES FERRY BANCORP
filed 2007-05-15
CIK 857499

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2007
                                 --------------

Commission file number   000-23904
                         ---------

                             SLADE'S FERRY BANCORP.
           --------------------------------------------------------
           (Exact name of registrant as specified in its character)

Massachusetts                                 04-3061936
----------------------------------------      ------------------------------
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)               Identification Number)

100 Slade's Ferry Avenue                      02726
Somerset, Massachusetts                       ------------------------------
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

              Common stock ($0.01 par value) 4,057,027 outstanding
                         shares as of April 30, 2007.
              ----------------------------------------------------

                               TABLE OF CONTENTS
                                     Part I

ITEM 1 - Financial Statements (Unaudited)                                     3

       * Consolidated Balance Sheets - March 31, 2007 and
          December 31, 2006
       * Consolidated Statements of Income - Three Months Ended
          March 31, 2007 and 2006
       * Consolidated Statement of Changes in Stockholders' Equity - Three Months Ended March 31, 2007
       * Consolidated Statements of Cash Flows - Three Months Ended March 31, 2007 and 2006
       * Notes to Consolidated Financial Statements

ITEM 2 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          11

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk          26

ITEM 4 - Controls and Procedures (See attached)                              28

                                    Part II

ITEM 1 - Legal Proceedings                                                   29

ITEM 1A- Risk Factors                                                        29

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds         29

ITEM 3 - Defaults Upon Senior Securities                                     30

ITEM 4 - Submission of Matters to a Vote of Security Holders                 30

ITEM 5 - Other Information                                                   30

ITEM 6 - Exhibits                                                            30

                                                        ITEM 1

                                                 FINANCIAL STATEMENTS

                                        SLADE'S FERRY BANCORP. AND SUBSIDIARY
                                             CONSOLIDATED BALANCE SHEETS
                                                     (Unaudited)

                                                                               March 31, 2007      December 31, 2006
                                                                               --------------      -----------------
Assets                                                                                    (In thousands)
------
Cash and due from banks                                                           $ 16,225              $ 19,448
Interest-bearing deposits with other banks                                           1,062                 1,007
Federal funds sold                                                                   2,300                 1,900
                                                                                  --------              --------
      Cash and cash equivalents                                                     19,587                22,355
Interest-bearing certificates of deposit with other banks                              100                   100
Securities available for sale                                                      103,695               105,603
Securities held to maturity (fair value approximates of $22,206
 as of March 31, 2007 and $24,219 as of December 31, 2006)                          22,561                24,623
Federal Home Loan Bank stock, at cost                                                6,953                 6,856
Loans, net of allowance for loan losses of $4,318 at March 31, 2007
 and $4,385 at December 31, 2006                                                   429,224               422,370
Premises and equipment, net                                                          5,963                 5,587
Goodwill                                                                             2,173                 2,173
Accrued interest receivable                                                          2,429                 2,311
Bank-owned life insurance                                                           12,423                12,317
Deferred tax asset, net                                                              1,914                 2,039
Other assets                                                                         1,947                 1,426
                                                                                  --------              --------
                                                                                  $608,969              $607,760
                                                                                  ========              ========
Liabilities and Stockholders' Equity
------------------------------------
Deposits:
  Noninterest-bearing                                                             $ 71,397              $ 79,101
  Interest-bearing                                                                 338,524               344,905
                                                                                  --------              --------
      Total deposits                                                               409,921               424,006
Short-term borrowings                                                                4,700                     -
Long-term borrowings                                                               129,961               119,058
Subordinated debentures                                                             10,310                10,310
Accrued expenses and other liabilities                                               3,215                 3,141
                                                                                  --------              --------
      Total liabilities                                                            558,107               556,515
Stockholders' equity:
  Common stock, par value $0.01 per share; authorized 10,000,000 shares;
   issued and outstanding 4,039,063 shares at March 31, 2007 and
   4,102,242 shares at December 31, 2006                                                42                    41
  Additional paid-in capital                                                        30,578                31,444
  Retained earnings                                                                 21,606                21,111
  Accumulated other comprehensive loss                                                (252)                 (464)
  Unearned compensation                                                             (1,112)                 (887)
                                                                                  --------              --------
      Total stockholders' equity                                                    50,862                51,245
                                                                                  --------              --------
                                                                                  $608,969              $607,760
                                                                                  ========              ========

The accompanying notes are an integral part of these consolidated financial statements.

                                   SLADE'S FERRY BANCORP. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF INCOME
                                                (Unaudited)

                                                                         Three Months Ended March 31,
                                                                         ----------------------------
                                                                            2007             2006
                                                                         ----------       ----------
                                                                    (In thousands, except per share data)
Interest and dividend income:
  Interest and fees on loans                                             $    6,922       $    6,435
  Interest and dividends on securities:
    Taxable                                                                   1,582            1,333
    Tax-exempt                                                                   50               69
  Interest on federal funds sold                                                 36               11
  Other interest                                                                 10                8
                                                                         ----------       ----------
      Total interest and dividend income                                      8,600            7,856
                                                                         ----------       ----------
Interest expense:
  Interest on deposits                                                        2,689            1,911
  Interest on Federal Home Loan Bank advances                                 1,519            1,156
  Interest on subordinated debentures                                           211              224
                                                                         ----------       ----------
      Total interest expense                                                  4,419            3,291
                                                                         ----------       ----------
Net interest and dividend income                                              4,181            4,565
Provision for loan losses                                                         -               39
                                                                         ----------       ----------
Net interest income, after provision for loan losses                          4,181            4,526
                                                                         ----------       ----------
Noninterest income:
  Service charges on deposit accounts                                           328              307
  Gain on sales and calls of available-for-sale securities, net                  61                3
  Increase in cash surrender value of life insurance policies                   106              107
  Other income                                                                  231              286
                                                                         ----------       ----------
      Total noninterest income                                                  726              703
                                                                         ----------       ----------
Noninterest expense:
  Salaries and employee benefits                                              1,997            2,111
  Occupancy and equipment expense                                               492              493
  Professional fees                                                             275              412
  Marketing expense                                                              56               78
  Data processing                                                               297               81
  Other expense                                                                 439              575
                                                                         ----------       ----------
      Total noninterest expense                                               3,556            3,750
                                                                         ----------       ----------
Income before income taxes                                                    1,351            1,479
Provision for income taxes                                                      478              572
                                                                         ----------       ----------
      Net income                                                         $      873       $      907
                                                                         ==========       ==========

Earnings per share:
  Basic                                                                  $     0.21       $     0.22
                                                                         ==========       ==========
  Diluted                                                                $     0.21       $     0.22
                                                                         ==========       ==========
Average common shares outstanding:
  Basic                                                                   4,080,047        4,149,686
                                                                         ==========       ==========
  Diluted                                                                 4,084,660        4,160,028
                                                                         ==========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                               SLADE'S FERRY BANCORP. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                 Three Months Ended March 31, 2007

                                                            (Unaudited)

                                                                                           Accumulated
                                          Shares of              Additional                   Other
                                           Common      Common     Paid-in     Retained    Comprehensive     Unearned
                                            Stock      Stock      Capital     Earnings        Loss        Compensation     Total
                                          ---------------------------------------------------------------------------------------
                                                                   (In thousands, except per share data)
Balance, December 31, 2006                4,102,242     $41       $31,444     $21,111         $(464)         $(887)       $51,245
Comprehensive income:

  Net income                                      -       -             -         873             -              -            873

  Other comprehensive income                      -       -             -           -           212              -            212
                                                                                                                          -------
    Comprehensive income                                                                                                    1,085
                                                                                                                          -------
Issuance of common stock                      7,549       1           133           -             -              -            134

Stock options exercised                       4,000       -            56           -             -                            56

Tax benefit of stock options exercised            -       -             5           -             -                             5

Stock-based compensation                          -       -            37           -             -                            37

Purchase of treasury stock                  (62,005)      -        (1,097)          -             -                        (1,097)

Unearned compensation                       (12,723)      -             -           -             -           (225)          (225)

Dividends declared ($.09 per share)               -       -             -        (378)            -              -           (378)
                                          ---------------------------------------------------------------------------------------
Balance at March 31, 2007                 4,039,063     $42       $30,578     $21,606         $(252)       $(1,112)       $50,862
                                          =======================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                                  SLADE'S FERRY BANCORP. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)

                                                                            Three Months Ended March 31,
                                                                            ----------------------------
                                                                                2007             2006
                                                                             ---------         --------
                                                                                   (In thousands)
Cash flows from operating activities:
Net income                                                                   $     873         $    907
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Amortization, net of accretion of securities                                       9               32
  Gain on sales and calls of available-for-sale securities, net                    (61)              (3)
  Amoritization of net deferred loan fees                                           (1)             (15)
  Provision for loan losses                                                          -               39
  Deferred tax (benefit) provision                                                  (3)              80
  Depreciation and amortization                                                    205              221
  Increase in cash surrender value of life insurance                              (106)            (107)
  Stock-based compensation                                                          37               65
  Excess tax benefits from stock-based compensation                                 (5)             (69)
  Net change in:
    Other assets                                                                  (521)            (131)
    Accrued interest receivable                                                   (118)             (56)
    Other liabilities                                                              (32)            (384)
                                                                             ---------         --------
      Net cash provided by operating activities                                    277              579
                                                                             ---------         --------
Cash flows from investing activities:
  Activity in available-for-sale securities:
    Purchases                                                                     (465)            (489)
    Sales                                                                          453              665
    Maturities, calls and pay-downs                                              2,345            1,602
  Activity in held-to-maturity securities:
    Maturities, calls and pay-downs                                              2,034            1,092
  Purchases of Federal Home Loan Bank stock                                        (97)               -
  Loan originations, net of principal payments                                  (6,786)          (4,810)
  Capital expenditures                                                            (581)            (161)
                                                                             ---------         --------
      Net cash used in investing activities                                     (3,097)          (2,101)
                                                                             ---------         --------

The accompanying notes are an integral part of these consolidated financial statements.

                                  SLADE'S FERRY BANCORP. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                               (Unaudited)

                                                                            Three Months Ended March 31,
                                                                            ----------------------------
                                                                                2007             2006
                                                                             ---------         --------
                                                                                   (In thousands)
Cash flows from financing activities:
  Net decrease in noninterest-bearing deposits                               $  (7,704)        $ (4,951)
  Net decrease in interest-bearing deposits                                     (6,381)          (3,106)
  Short-term advances from Federal Home Loan Bank                              280,315           17,000
  Long-term advances from Federal Home Loan Bank                                15,000           10,000
  Payments on Federal Home Loan Bank short-term advances                      (275,615)         (13,500)
  Payments on Federal Home Loan Bank long-term advances                         (4,097)          (7,113)
  Proceeds from issuance of common stock                                           134              155
  Stock options exercised                                                           56              228
  Excess tax benefits from stock-based compensation                                  5               69
  Purchase of treasury stock                                                    (1,058)            (126)
  Unearned compensation                                                           (225)               -
  Dividends paid on common stock                                                  (378)            (375)
                                                                             ---------         --------
      Net cash provided (used) by financing activities                              52           (1,719)
                                                                             ---------         --------

Net decrease in cash and cash equivalents                                       (2,768)          (3,241)
Cash and cash equivalents at beginning of period                                22,355           20,018
                                                                             ---------         --------
Cash and cash equivalents at end of period                                   $  19,587         $ 16,777
                                                                             =========         ========

Supplemental disclosures:
  Interest paid                                                              $   4,485         $  3,291
  Income taxes paid                                                          $     388         $    475

The accompanying notes are an integral part of these consolidated financial statements.

                     SLADE'S FERRY BANCORP. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 March 31, 2007

Note A - Basis of Presentation
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the management of Slade's Ferry Bancorp. (the "Company"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The year-end consolidated financial data was derived from audited financial statements, but does not include all disclosures required by GAAP. This Form 10-Q should be read in conjunction with the Company's Annual Report filed on Form 10-K for the year ended December 31, 2006.

Note B - Accounting Policies
----------------------------

The accounting principles followed by Slade's Ferry Bancorp. and subsidiary and the methods of applying these principles which materially affect the determination of financial position, results of operations, or changes in financial position are consistent with those used for the year ended December 31, 2006, except for the adoption of Financial Accounting Standards Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN48), effective January 1, 2007. See Note C.

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Slade's Ferry Trust Company (the "Bank") and the Bank's wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. The Company accounts for its other wholly-owned subsidiary, Slade's Ferry Statutory Trust I, using the equity method.

Note C - Recent Accounting Pronouncements
-----------------------------------------

The Company adopted FIN 48 effective January 1, 2007, which clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. Management has evaluated FIN 48 and determined that there is no impact on the Company's consolidated financial statements.

Note D - Pension Plan
---------------------

The components of net periodic pension expense (benefit) are as follows:

                                               Three Months Ended March 31,
                                               ----------------------------
                                                      2007      2006
                                                      ----      ----
                                                      (In thousands)

     Interest cost                                    $ 11    $ 17
     Service cost and expenses                           7       -
     Expected return on plan assets                    (19)    (29)
     Settlements                                        38       -
     Recognized net actuarial loss                       4       7
                                                      ----    ----
     Net periodic pension expense (benefit)           $ 41    $ (5)
                                                      ====    ====

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2006 that it expects to make no contributions to the plan in 2007.

Note E - 2004 Equity Incentive Plan
-----------------------------------

Stock options granted under the Slade's Ferry Bancorp. 2004 Equity Incentive Plan (the "2004 Plan") may be either incentive stock options or non-qualified stock options. The exercise price for incentive stock options granted to employees shall not be less than 100 percent of the fair market value at grant date. No stock option shall be exercisable more than 10 years after the date the stock option is granted.

A summary of options under the 2004 Plan as of March 31, 2007, and changes during the three months then ended, (shares in thousands) is presented below:

                                                                  Weighted
                                                                  Average
                                                                 Remaining
                                                                Contractual
                                            Weighted Average        Term          Aggregate
                                  Shares     Exercise Price      (in years)    Intrinsic Value
                                  ------    ----------------    -----------    ---------------
Outstanding at January 1, 2007      231          $18.18
  Granted                             -               -
  Exercised                          (4)          14.15
  Forfeited                           -               -
  Expired                             -               -
                                    ---          ------             ---              ---
Outstanding at March 31, 2007       227           18.25             4.3              $ -
                                    ===          ======             ===              ===
Exercisable at March 31, 2007       195          $18.12             4.1              $ -
                                    ===          ======             ===              ===

Note F - Comprehensive Income
-----------------------------

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive loss and related tax effects are as follows:

                                                Three Months Ended March 31,
                                                ----------------------------
                                                       2007       2006
                                                      -----       ----
                                                       (In thousands)

    Unrealized gains (losses) on securities
     available for sale                               $ 406       $(66)
    Reclassification adjustment for losses
     (gains) realized in income                         (61)        (3)
                                                      -----       ----

    Net unrealized gains (losses)                       345        (69)
    Tax effect                                         (133)        30
                                                      -----       ----
          Net-of-tax amount                           $ 212       $(39)
                                                      =====       ====

The components of accumulated other comprehensive loss, included in stockholders' equity, are as follows:

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                         2007        2006
                                                        -----      -------
                                                          (In thousands)

Net unrealized losses on securities available
 for sale                                               $ (35)      (1,984)
Tax effect                                                  6          747
                                                        -----      -------
      Net-of-tax amount                                   (29)      (1,237)
                                                        -----      -------

Unrecognized net actuarial loss pertaining
 to defined benefit plan                                 (377)           -
Tax effect
                                                          154            -
                                                        -----      -------
      Net-of-tax amount                                  (223)           -
                                                        -----      -------

                                                        $(252)     $(1,237)
                                                        =====      =======

                                     ITEM 2

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Slade's Ferry Bancorp., a Massachusetts corporation, is a bank holding company headquartered in Somerset, Massachusetts with consolidated assets of $609.0 million, consolidated net loans and leases of $429.2 million, consolidated deposits of $409.9 million and consolidated shareholders' equity of $50.9 million as of March 31, 2007. We conduct our business principally through our wholly-owned subsidiary, Slade's Ferry Trust Company (referred to herein as the "Bank"), a Massachusetts-chartered trust company. Our common stock is listed in the NASDAQ Capital Market under the symbol SFBC.

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

Should one or more of these risks materialize or should underlying beliefs or assumptions prove incorrect, actual results could differ materially from those discussed.

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

Critical Accounting Policies
----------------------------

Our significant accounting policies are incorporated by reference to Note 1 to our Consolidated Financial Statements filed within Form 10-K for the year ended December 31, 2006. In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and other-than-temporary impairment losses.

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

Comparison of Financial Condition at March 31, 2007 and December 31, 2006
-------------------------------------------------------------------------

General
-------

Total assets increased from $607.8 million at December 31, 2006 to $609.0 million at March 31, 2007. Total net loans increased by $6.8 million, from $422.4 million to $429.2 million. Deposits decreased from $424.0 million at December 31, 2006 to $409.9 million at March 31, 2007, a decrease of 3.3%. The decrease in deposits was offset by an increase in Federal Home Loan Bank ("FHLB") advances totaling $15.6 million.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents decreased by $2.8 million, from $22.4 million at December 31, 2006 to $19.6 million at March 31, 2007. The decrease funded a portion of the growth in the loan portfolio.

Investment Portfolio
--------------------

The main objectives of our investment portfolio are to achieve a competitive rate of return over a reasonable time period and to provide liquidity.

Our total investment portfolio decreased from $137.1 million at December 31, 2006 to $133.2 million at March 31, 2007, a decrease of 2.8%. The decrease is the result of the maturity, calls and paydowns of certain state and municipal obligations and mortgage-backed securities. Those funds were used to provide liquidity for current loan growth.

The current investment strategy is to reduce the investment portfolio through normal paydowns and maturities and reinvest these funds into higher yielding loans. Our investment policy also permits investments in mortgage-backed securities, usually having a longer weighted average life. Our investment policy, however, limits the duration of the aggregate investment portfolio to 5 years. At March 31, 2007, the portfolio duration was 3.3 years. We do not purchase investments with imbedded derivative characteristics, or free-standing derivative instruments such as swaps, options, or futures.

Securities Held to Maturity

The held-to-maturity portfolio consists of mortgage-backed securities and securities issued by states and municipalities. Held-to-maturity securities decreased from $24.6 million at December 31, 2006 to $22.6 million at March 31, 2007. Management has designated these mortgage-backed securities to secure advances from the FHLB. We have the positive intent and ability to hold these securities to maturity.

The following table shows the amortized cost basis and fair value of securities held to maturity at March 31, 2007 and December 31, 2006.

                                        March 31, 2007        December 31, 2006
                                     --------------------    -------------------
                                     Amortized     Fair      Amortized    Fair
                                        Cost       Value        Cost      Value
                                     --------------------    -------------------
                                                   (In thousands)

State and municipal obligations       $ 4,230     $ 4,292     $ 5,001    $ 5,069
Mortgage-backed securities             18,331      17,914      19,622     19,150
                                      -------     -------     -------    -------

Total securities held to maturity     $22,561     $22,206     $24,623    $24,219
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

The following table shows the amortized cost basis and fair value of securities available for sale at March 31, 2007 and December 31, 2006.

                                        March 31, 2007        December 31, 2006
                                     --------------------    -------------------
                                     Amortized     Fair      Amortized    Fair
                                        Cost       Value        Cost      Value
                                     --------------------    -------------------
                                                   (In thousands)
Debt Securities:
  Government-sponsored enterprises   $ 34,468    $ 34,129    $ 34,462   $ 33,957
  Corporate                             9,197       9,057       9,221      9,080
  Mortgage-backed                      55,638      55,964      57,946     57,980
                                     --------    --------    --------   --------
    Total debt securities              99,303      99,150     101,629    101,017

Marketable equity securities            3,212       3,345       3,139      3,389
Mutual funds                            1,215       1,200       1,215      1,197
                                     --------    --------    --------   --------

Total securities available for sale  $103,730    $103,695    $105,983   $105,603
                                     ========    ========    ========   ========

Loans
-----

Our loan portfolio consists primarily of residential, multi-family and commercial real estate, construction and land development, commercial, and consumer loans and home equity lines of credit originated primarily in our market area. There are no foreign loans outstanding. Interest rates charged on loans are affected principally by the demand for such loans, the supply of money available for lending purposes and the rates offered by our competitors. Total net loans were 70.5% of total assets at March 31, 2007, as compared to 69.5% of total assets at December 31, 2006.

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

Multi-family and commercial real estate loans totaled $210.8 million and comprised 48.6% of the total gross loan portfolio at March 31, 2007. At December 31, 2006, the multi-family and commercial real estate loan portfolio totaled $209.2 million, or 49.0% of total gross loans.

Residential Lending

We currently offer fixed-rate, one-to-four family mortgage loans with terms from 10 to 30 years and a number of adjustable-rate mortgage loans with terms of up to 30 years and interest rates which adjust every one or three years from the outset of the loan.

We generally underwrite our residential real estate loans to comply with secondary market standards established by the Federal National Mortgage Association. Although loans are underwritten to standards that make them readily salable, we have not chosen to sell these loans, rather to maintain them in portfolio, consistent with our income and interest rate risk management targets.

Residential real estate loans totaled $134.6 million at March 31, 2007 and totaled $132.4 million at December 31, 2006, which comprised 31.0% of total gross loans at both dates.

Commercial Loans

The commercial loan portfolio consists of loans and lines predominantly collateralized by inventory, furniture and fixtures, and accounts receivable. In assessing the collateral for this type of loan, we apply a 50% liquidation value to inventories; 25% to furniture, fixtures and equipment; and 70% to accounts receivable less than 90 days of invoice date.

Commercial loans totaled $50.9 million and comprised 11.7% of the total gross loan portfolio at March 31, 2007. At December 31, 2006, the commercial loan portfolio totaled $47.7 million, or 11.2% of total gross loans.

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

Construction and land development loans totaled $22.2 million and comprised 5.1% of total gross loan portfolio at March 31, 2007. At December 31, 2006, construction and land development loan portfolio totaled $21.0 million or 4.9% of total gross loans.

Home Equity Lines of Credit

Home equity lines of credit are secured by second mortgages on owner-occupied, one-to-four family residences located in our primary market area. Our home equity lines of credit generally have interest rates, indexed to the Wall Street Journal Prime Rate, that adjust on a monthly basis.

Home equity lines of credit totaled $12.7 million and comprised 2.9% of the total gross loan portfolio at March 31, 2007. At December 31, 2006, the home equity line of credit portfolio totaled $13.9 million, or 3.3% of total gross loans.

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

Consumer loans totaled $2.6 million at March 31, 2007 and $2.8 million at December 31, 2006 or 0.6% of total gross loans at both dates.

The following table summarizes our loan portfolio by category at March 31, 2007 and December 31, 2006.

                                                                               Percentage
                                   March 31, 2007    December 31, 2006    Increase/(Decrease)
                                   --------------    -----------------    -------------------
                                                     (Dollars in thousands)
Real estate mortgage loans:
  Multi-family and commercial         $210,757           $209,172                 0.76%
  Residential                          134,604            132,381                 1.68%
  Construction                          22,151             20,988                 5.54%
  Home equity lines of credit           12,700             13,917                -8.74%
Commercial                              50,881             47,736                 6.59%
Consumer                                 2,653              2,766                -4.09%
                                      --------           --------                -----
      Total loans                      433,746            426,960                 1.59%
Less: Allowance for loan losses         (4,318)            (4,385)               -1.53%
    Net deferred loan fees                (204)              (205)               -0.49%
                                      --------           --------                -----
      Loans, net                      $429,224           $422,370                 1.62%
                                      ========           ========                =====

The increases in the loan portfolio are the result of the continued demand by small businesses for commercial loans and the normal origination process for residential loans. These increases were partially offset by the overall general market environment with declining market values which restricts home equity lines of credit and consumer lending.

The following table presents information with respect to non-performing loans as of the dates indicated.

                                                                March 31, 2007     December 31, 2006
                                                                --------------     -----------------
                                                                       (Dollars in thousands)

Non-accrual loans                                                     $484                $600
Loans 90 days or more past due and still accruing                        -                   -
                                                                      ----                ----

   Total non-performing loans                                         $484                $600
                                                                      ====                ====

Percentage of non-accrual loans to total gross loans                  0.11%               0.14%

Percentage of allowance for loan losses to non-accrual loans         892.1%              730.8%

The $484,000 in non-accrual loans as of March 31, 2007 consists of $106,000 of commercial real estate loans, and $378,000 of residential real estate loans. There were no restructured loans included in non-accrual loans for the first three months of 2007.

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

At March 31, 2007 there were $341,000 of loans which we have determined to be impaired, with no related allowance for loan losses. These loans were not 90 days past due, and were, therefore, still accruing at March 31, 2007.

                     Analysis of Allowance for Loan Losses

The table below illustrates the changes in the Allowance for Loan Losses for the periods indicated.

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                         2007       2006
                                                        ------     ------
                                                      (Dollars in thousands)

Balance at beginning of period                          $4,385     $4,333
Charge-offs:
  Real estate mortgage loans:
    Multi-family and commercial                              -          -
    Residential                                              -          -
    Home equity lines of credit                              -          -
Commercial                                                   -          -
Consumer                                                     -          -
                                                        ------     ------
                                                             -          -
                                                        ------     ------
Recoveries:
  Real estate mortgage loans:
    Multi-family and commercial                              -          -
    Residential                                              -          -
    Home equity lines of credit                              -          -
  Commercial                                                 -          -
  Consumer                                                   -          -
                                                        ------     ------
                                                             -          -
                                                        ------     ------
      Net loan recoveries (charge-offs)                      -          -
Provision for loan losses                                    -         39
Transfer of off-balance sheet credit exposures
 to other liabilities                                      (67)         -
                                                        ------     ------
      Balance at end of period                          $4,318     $4,372
                                                        ======     ======
Allowance for loan losses as a percent of loans           1.01%      1.04%
                                                        ======     ======
Ratio of net loan recoveries (charge-offs)
 to average loans outstanding                             0.00%      0.00%
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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For such loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

The above table reflects the Company's reclassification from the allowance for loan losses the portion that represented management's estimate of loss for off-balance sheet credit exposures which consisted of unused lines of credit. The amount was reclassified to "Other Liabilities" in accordance with generally accepted accounting principles and Financial Institution Letter (FIL) 105-2006 which was issued in December 2006.

As the composition of the loan portfolio changes and diversifies, a different allowance level may be required. After thorough review and analysis of the adequacy of the loan loss allowance, management determined no provision for losses were required for the three months ended March 31, 2007 as compared to a provision of $39,000 for the three months ended March 31, 2006. The allowance for loan losses as a percentage of total loans outstanding declined from 1.03% at December 31, 2006 to 1.01% at March 31, 2007. This decrease can be attributed to stronger underwriting guidelines and an overall improvement in the credit quality of existing loans which results in a decrease in the degree of credit risk embedded in the loan portfolio.

This table below shows an allocation of the allowance for loan losses at the dates indicated.

                                  March 31, 2007           December 31, 2006
                             -----------------------    -----------------------
                                         Percent of                  Percent of
                                       Loans in Each               Loans in Each
                                        Category to                 Category to
                             Amount     Total Loans      Amount     Total Loans
                             ------    -------------    ------     -------------
                                           (Dollars in thousands)

Commercial                   $  675         11.7%       $  718          11.2%

Real estate construction        131          5.1%          260           4.9%

Real estate mortgage          3,356         82.6%        3,181          83.3%

Consumer                        156          0.6%          226           0.6%
                             ------        -----        -------        -----
                             $4,318        100.0%       $4,385         100.0%
                             ======        =====        =======        =====

Deposits
--------

We solicit deposits from our primary market area using rates and services designed to appeal to customers across a broad spectrum of ages and income levels. We compete for deposit customers with community banks and credit unions, as well as local branches of regional and national banks. Our total deposits decreased from $424.0 million at December 31, 2006 to $409.9 million at March 31, 2007, a decrease of $14.1 million or 3.3%. This decrease, common to most community banks, occurred primarily in our lower cost deposit products.

The following table presents deposits by category at March 31, 2007 and December 31, 2006.

                                                                                     Percentage
                                         March 31, 2007    December 31, 2006    Increase/(Decrease)
                                         --------------    -----------------    -------------------
                                                           (Dollars in thousands)
Demand deposits                             $ 71,397            $ 79,101               -9.74%
NOW                                           51,056              55,071               -7.29%
Regular and other savings                     73,897              77,189               -4.26%
Money market deposits                         25,755              24,021                7.22%
                                            --------            --------               -----
  Total non-certificate accounts             222,105             235,382               -5.64%
                                            --------            --------               -----

Term certificates less than $100,000         120,817             121,730               -0.75%
Term certificates of $100,000 or more         66,999              66,894                0.16%
                                            --------            --------               -----
  Total certificate accounts                 187,816             188,624               -0.43%
                                            --------            --------               -----
  Total deposits                            $409,921            $424,006               -3.32%
                                            ========            ========               =====

Federal Home Loan Bank Advances
-------------------------------

Advances from the Federal Home Loan Bank totaled $134.7 million at March 31, 2007, as compared to $119.1 million at December 31, 2006, an increase of $15.6 million or 13.1%. Management's strategy is to utilize advances from the Federal Home Loan Bank, in conjunction with investment portfolio maturities and repayments, to fund loan growth and deposit runoff.

Comparison of Results of Operations for the Three Months Ended March 31,
------------------------------------------------------------------------
2007 and 2006
-------------

General
-------

Net income decreased from $907,000, or $0.22 per share on a diluted basis, for the three months ended March 31, 2006 to $873,000, or $0.21 per share on a diluted basis, for the three months ended March 31, 2007, a decrease of 3.8%. Net interest and dividend income decreased by $384,000, or 8.4%, from $4.6 million to $4.2 million when comparing the three months ended March 31, 2006 and 2007. The provision for loan losses decreased by $39,000 for the three months ended March 31, 2007 when compared to the same three-month period in 2006. Non-interest income increased by $23,000 or 3.3% from $703,000 to $726,000 for the three months ended March 31, 2006 and 2007, respectively. Non-interest expense decreased by $194,000, or 5.2%, from $3.8 million for the three months ended March 31, 2006 to $3.6 million for the three months ended March 31, 2007.

Interest Income
---------------

Our operating performance is dependent on net interest and dividend income, the difference between interest and dividend income we earn on loans and investments and interest expense we pay on deposits and borrowed funds. The level of net interest income and dividend income is significantly impacted by factors such as economic conditions, interest rates, asset/liability management, and strategic planning.

Interest and dividend income increased by $744,000 or 9.5%, from $7.9 million for the three months ended March 31, 2006 to $8.6 million for the three months ended March 31, 2007. This increase is principally attributed to both growth in the loan portfolio, as the average balance of loans increased by $13.5 million or 3.24%, as well as a higher yield on the loan portfolio which increased from 6.26% for the three months ended March 31, 2006 to 6.52% for the three months ended March 31, 2007. These increases were related principally to commercial and total real estate loans reflecting current market conditions. Also, interest and dividends on investments increased by $230,000 for the three months ended March 31, 2007 compared to the three months ended March 31, 2006, respectively. The increase in interest and dividends on investments reflected a higher yield on the components of the investment portfolio combined with an increase in the average balance of the portfolio for the three months ended March 31, 2007 compared to the same period in 2006.

Interest Expense
----------------

Total interest expense increased by $1.1 million or 34.3%, from $3.3 million for the three months ended March 31, 2006 to $4.4 million for the three months ended March 31, 2007. The increase is primarily from the migration of deposits to higher cost certificates of deposits when comparing average balances at March 31, 2006 and 2007, combined with management's strategy to utilize FHLB advances to supplement deposit runoff experienced in 2007. Market interest rates and our own deposit rates have also increased. Interest on deposits increased by $778,000 or 40.7% when comparing the three months ended March 31, 2007 and 2006. As a result of the rate increases, the weighted average cost of deposits increased from 2.33% for the three months ended March 31, 2006 to 3.19% for the three months ended March 31, 2007.

Net Interest Margin
-------------------

As a result of the current interest rate environment and our rate increases on deposit accounts, the net interest margin has compressed 41 basis points from 3.41% for the three months ended March 31, 2006 to 3.00% at March 31, 2007. The compression in net interest margin was mostly due to balance sheet growth in an environment with an inverted yield curve and the corresponding compressed margins on loans and investments, combined with intense competition for deposits.


The following table sets forth our average assets, liabilities, and stockholders' equity, interest earned and interest paid, average rates earned and paid, net interest spread and the net interest margin for the three months ended March 31, 2007, and
2006. Average balances reported are daily averages.


                                                                       Three Months Ended March 31,
                                           -----------------------------------------------------------------------------------
                                                            2007                                        2006
                                           ---------------------------------------     ---------------------------------------
                                           Average         Interest        Average     Average         Interest        Average
                                           Balance      Income/Expense      Rate       Balance      Income/Expense      Rate
                                           ---------------------------------------     ---------------------------------------
Assets:                                                                  (Dollars in thousands)
-------
Interest earning assets (1)
Loans:
  Commercial                               $ 53,145        $ 1,041          7.94%      $ 42,701        $   773          7.34%
  Commercial real estate                    225,089          3,705          6.68%       228,934          3,609          6.39%
  Residential real estate                   149,796          2,135          5.78%       142,962          2,015          5.72%
  Consumer                                    2,626             41          6.33%         2,550             38          6.04%
                                           --------        -------                     --------        -------
    Total loans                             430,656          6,922          6.52%       417,147          6,435          6.26%
Federal funds sold                            2,814             36          5.19%         1,072             11          4.16%
Taxable debt securities                     118,902          1,431          4.88%       110,937          1,211          4.43%
Tax-exempt debt securities (2)                4,574             77          6.82%         6,422            106          6.69%
Marketable equity securities                  5,306             35          2.68%         4,332             40          3.74%
FHLB stock                                    6,892            116          6.83%         6,304             82          5.28%
Other investments                               650             10          6.24%           650              8          4.99%
                                           --------        -------                     --------        -------
    Total interest earning assets           569,794          8,627          6.14%       546,864          7,893          5.85%
                                                           -------                                     -------
Allowance for loan losses                    (4,382)                                     (4,342)
Deferred loan fees                             (204)                                       (349)
Cash and due from banks                      16,494                                      13,295
Other assets                                 26,096                                      26,721
                                           --------                                    --------
                                           $607,798                                     582,189
                                           ========                                    ========

Liabilities and Stockholders' Equity:
-------------------------------------
Interest bearing liabilities
  Savings accounts                         $ 74,780        $   264          1.43%      $ 85,090        $   257          1.22%
  NOW accounts                               54,005            178          1.34%        55,772            173          1.26%
  Money market accounts                      24,552            147          2.43%        28,100            109          1.57%
  Time deposits                             188,165          2,100          4.53%       163,980          1,372          3.39%
  FHLB advances                             128,345          1,519          4.80%       111,197          1,156          4.22%
  Subordinated debt                          10,310            211          8.30%        10,310            224          8.81%
                                           -----------------------                     -----------------------
    Total interest bearing liabilities      480,157          4,419          3.73%       454,449          3,291          2.94%
                                                           -------                                     -------
Demand deposits                              73,594                                      76,137
Other liabilities                            12,374                                       2,350
                                           --------                                    --------
    Total liabilities                       566,125                                     532,936
    Total stockholders' equity               41,673                                      49,253
                                           --------                                    --------
                                           $607,798                                    $582,189
                                           ========                                    ========

      Net interest income                                  $ 4,208                                     $ 4,602
                                                           =======                                     =======
Net interest spread                                                         2.41%                                       2.91%
                                                                           =====                                        ====
Net interest margin                                                         3.00%                                       3.41%
                                                                           =====                                        ====

(1)   Average balance includes non-accruing loans. The effect of including such loans, although not material, is to reduce the average rate earned on the Company's loans.
(2)   On a fully taxable basis based on a tax rate of 35.0% for 2007 and 2006. Interest income on investments and net interest income includes a fully taxable equivalent adjustment of $27,000 in 2007 and $37,000 in 2006.

                                                              21

The following table presents the changes in components of net interest income for the three months ended March 31, 2007 and 2006, which are the result of changes in interest rates and the changes that the result of changes in volume of the underlying asset or liability. Changes that are attributable to the changes in both rate and volume have been allocated equally to rate and volume.

                                    Three Months Ended March 31,
                                 2007 vs. 2006 Increase (Decrease)
                                 ---------------------------------
                                  Total       Due to      Due to
                                  Change      Volume       Rate
                                 ---------------------------------
                                          (In thousands)

Commercial loans                  $  268      $ 197       $  71
Commercial real estate                96        (62)        158
Residential real estate
                                     120         97          23
Consumer loans                         3          1           2
Federal funds sold                    25         20           5
Taxable debt securities              220         91         129
Tax-exempt debt securities           (29)       (31)          2
Marketable equity securities          (5)         8         (13)
FHLB Stock                            34          9          25
Other investments                      2          -           2
                                  -----------------------------
   Total interest income             734        330         404
                                  -----------------------------


Savings accounts                       7        (34)         41
NOW accounts                           5         (6)         11
Money market accounts                 38        (18)         56
Time deposits                        728        236         492
FHLB advances                        363        191         172
Subordinated debt                    (13)         -         (13)
                                  -----------------------------
  Total interest expense           1,128        369         759
                                  -----------------------------
    Net interest income           $ (394)     $ (39)      $(355)
                                  =============================

Provision for Loan Losses
-------------------------

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. After thorough review and analysis of the adequacy of the loan loss reserve, including a review of numerous qualitative factors which comprised, among other items, a low loan delinquency rate and a lower risk profile, management concluded that no provision for possible loan losses was required for the three months ended March 31, 2007, as compared to $39,000 for possible loan losses for the three months ended March 31, 2006.

Non-Interest Income
-------------------

Non-interest income increased from $703,000 for the three months ended March 31, 2006 to $726,000 for the three months ended March 31, 2007, an increase of $23,000 or 3.3%. Service charges on deposit accounts increased by $21,000 from $307,000 for the three months ended March 31, 2006 to $328,000 for the three months ended March 31, 2007. The increase was attributable to our "bounce" protection program, and the associated deposit fees. Additionally, the gain on the sale of available-for-sale securities grew from $3,000 for the three months ended march 31, 2006 to $61,000 for the three months ended March 31, 2007. Other income decreased from $286,000 for the three months ended March 31, 2006 to $231,000 for the three months ended March 31, 2007. This was the result of decreased volumes of sales of non-deposit investment products combined with a changed sales environment. The Company formerly recorded gross income on sales of these investment products, whereas now that the function has been outsourced, the Company now records income net of commissions and other expenses.

Non-Interest Expense
--------------------

Non-interest expense decreased from $3.8 million for the three months ended March 31, 2006 to $3.6 for the three months ended March 31, 2007, a decrease of $194,000 or 5.2%. Salaries and employee benefits decreased by $114,000 or 5.4%, from $2.1 million for the three months ended March 31, 2006 to $2.0 million for the three months ended March 31, 2007. The decrease in salaries and benefits was primarily attributable to reduced SFAS 123(R) expenses of $28,500 associated with the Company's stock-based employee compensation plan and staff reductions on a comparable three month basis. Professional fees decreased $137,000 as a result of the non-recurrence of various accounting and regulatory matters that occurred during the three months ended March 31, 2006. Marketing expense decreased $22,000 to $56,000 for the three months ended March 31, 2007 from $78,000 for the three months ended March 31, 2006. This decrease is attributable to the timing of certain advertising and community sponsorship initiatives in 2007. Data processing expenses increased $216,000 from $81,000 for the three months ended March 31, 2006 to $297,000 for the three months ended March 31, 2007. The increase was primarily due to expenses associated with outsourced core processing, item processing and statement rendering functions that were done in-house during the first three months of 2006. Other expenses decreased $136,000 or 23.7% from $575,000 for the three months ended March 31, 2006 to $439,000 for the three months ended March 31, 2007, due to a combination of factors including reduced Board committee meetings, lower collection expenses, and decreased expenses for meetings, conferences and training among others.

Provision for Income Taxes
--------------------------

Income before income taxes was $1.5 million for the three months ended March 31, 2006 as compared to $1.4 million for the three months ended March 31, 2007. The provision for income taxes totaled $572,000 and $478,000 for the quarters ended March 31, 2006 and 2007, respectively, representing effective tax rates of 38.7% and 35.4%, respectively.

Liquidity
---------

Our principal sources of funds are customer deposits, amortization and payoff of existing loan principal, and sales, amortization or maturities of various investment securities. The Bank is a voluntary member of the the FHLB and as such, may take advantage of the FHLB's borrowing programs to enhance liquidity and leverage its favorable capital position. The Bank also may draw on lines of credit at the FHLB or the Federal Reserve Board, and enter into repurchase or reverse repurchase agreements with authorized brokers. These various sources of liquidity are used to fund withdrawals, new loans, and investments.

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

Maturities and sales of investment securities provide us with liquidity. Our policy of purchasing shorter-term debt securities reduces market risk in the bond portfolio while providing significant cash flow. For the three months ended March 31, 2007, cash flow from maturities of securities was $4.4 million, proceeds from sales of securities totaled $0.5 million, compared to maturities of securities of $2.7 million, and proceeds from sales of securities of $0.7 million for the three months ended March 31, 2006. Purchases of securities totaled $0.5 million for the three months ended March 31, 2007 and March 31, 2006.

Amortization and pay-offs of the loan portfolio also provide us with significant liquidity. Traditionally, amortization and pay-offs are reinvested into loans. Excess liquidity is invested in federal funds sold and overnight investments at the FHLB.

We have also used borrowed funds as a source of liquidity. At March 31, 2007, the Bank's outstanding borrowings from the FHLB were $134.7 million. The Bank has the capacity to borrow an additional $535,000 from the FHLB as of March 31, 2007. The Bank has the ability to increase this capacity with additional asset pledges.

Loan originations for the three months ended March 31, 2007 totaled $36.0 million. Commitments to originate loans at March 31, 2007 were $11.8 million, excluding unadvanced construction funds totaling $16.4 million, unadvanced commercial lines of credit totaling $24.7 million and unadvanced home equity lines totaling $17.4 million. Management believes that adequate liquidity is available to fund loan commitments utilizing deposits, loan amortization, maturities of securities, or borrowings.

The decline in liquidity is due to the utilization of advances from the FHLB in conjunction with the investment portfolio maturities, calls and paydowns of certain state and municipal obligations and mortgage-backed securities that were used to provide liquidity for the current loan growth and deposit runoff.

Capital
-------

At March 31, 2007, our total shareholders' equity was $50.9 million, a decrease of $383,000 from $51.2 million at December 31, 2006. Additions consisted primarily of net income of $873,000 for the quarter ended March 31, 2007. There were 7,549 shares of common stock issued at a value of $134,000, pursuant to our Dividend Reinvestment Program, or for optional cash contributions, and stock options were exercised, resulting in the issuance of 4,000 shares at a value of $56,000, including a tax benefit of $5,000. Other comprehensive income was $212,000. Reductions in capital related to dividends declared of $378,000, the repurchase of 62,005 shares of common stock under our stock repurchase program at a cost of $1.1 million, and the purchase of 12,723 shares of stock at a cost of $225,000 to be used to grant potential stock awards.

Under the requirements for Risk Based and Leverage Capital of the federal banking agencies, a minimum level of capital will vary among banks based on safety and soundness of operations. Risk Based Capital ratios are calculated with reference to risk-weighted assets, which include both on and off balance sheet exposure.

In addition to meeting the required levels, the Company's and the Bank's capital ratios meet the criteria of the well-capitalized category established by the federal banking agencies as of March 31, 2007 and at December 31, 2006. The Tier I Capital leverage ratio and Tier I Capital to risk weighted assets ratio for the Company are 9.77% and 13.29%, respectively, for the three months ended March 31, 2007. The Company's Tier I Capital leverage ratio and Tier I Capital to risk weighted assets ratio for the year ended December 31, 2006 were 9.90% and 14.18%, respectively. The Tier I Capital leverage ratio and Tier I Capital to risk weighted assets ratio for the Bank are 8.12% and 10.97%, respectively, for the three months ended March 31, 2007. The Bank's Tier I Capital leverage ratio and Tier I Capital to risk weighted assets ratio for the year ended December 31, 2006 were 8.78% and 12.60%, respectively.

Off-Balance Sheet Arrangements
------------------------------

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors with the exception of the unused lines of credit mentioned as part of the Analysis of the Allowance for Loan Losses.

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

The following table reflects our estimated exposure as a percentage of net interest income and the change in basis points for the next twelve months, assuming an immediate change in interest rates set forth below:

       Rate Change       Estimated Exposure as a Percentage         Change
      (Basis Points)           of Net Interest Income           (Basis Points)
      ------------------------------------------------------------------------

           +200                       -15.15%                        (27)
           -200                         9.35%                         17

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

      Rate Change       Economic Value     Change from
     (Basis Points)       of Equity        Flat Rates
     -------------------------------------------------

          Flat              13.04%             N/A
          +200              11.43%           -1.61%
          -200              12.14%           -0.89%

                                     ITEM 4

                            CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2007 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure. In connection with the rules regarding disclosure and control procedures, we intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

                                    ITEM 1A

RISK FACTORS

There have been no material changes to the risk factors that are included in our Annual Report on Form 10-K for the year ended December 31, 2006 that could affect our business, results of operations or financial condition.

                                     ITEM 2

          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides certain information with respect to our purchase of our common stock during the quarter ended March 31, 2007.

---------------------------------------------------------------------------------------------------------------------------
                                                                       (c) Total Number of        (d) Maximum Number (or
                                         (a) Total                     Shares Purchased as     Approximate Dollar Value) of
                                         Number of     (b) Average      Part of Publicly          Shares that may yet be
                                          Shares       Price Paid      Announced Plans or      Purchased under the Plans or
               Period                  Purchased (2)    per Share         Programs (1)                 Programs (1)
---------------------------------------------------------------------------------------------------------------------------
Jan. 1, 2007 through Jan. 31, 2007        13,056         $17.53              11,333                      167,260
---------------------------------------------------------------------------------------------------------------------------
Feb. 1, 2007 through Feb. 28, 2007        21,014         $17.58              15,992                      151,268
---------------------------------------------------------------------------------------------------------------------------
March 1, 2007 through March 31, 2007      40,658         $17.78              34,680                      116,588
---------------------------------------------------------------------------------------------------------------------------
               Total                      74,728         $17.69              62,005                        N/A
---------------------------------------------------------------------------------------------------------------------------

(1)   On July 18, 2006, the Company announced that its Board of Directors approved a repurchase program pursuant to which the Company may repurchase up to 208,036 shares of its common stock.
(2)   During the first quarter of 2007, 12,723 shares were repurchased in open market transactions to fund possible future restricted stock grants. These shares were purchased by an independent trustee and held in trust.

                                     ITEM 3

DEFAULTS UPON SENIOR SECURITIES

None.

                                     ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the first quarter of 2007, no matters were submitted to a vote of our stockholders.

                                     ITEM 5

OTHER INFORMATION

None.

                                     ITEM 6

EXHIBITS

Exhibits: See exhibit index.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SLADE'S FERRY BANCORP.
                                        -----------------------------------
                                        (Registrant)


May 15, 2007                            /s/ Mary Lynn D. Lenz
------------------------------          -----------------------------------
(Date)                                  Mary Lynn D. Lenz
                                        President
                                        Chief Executive Officer
                                        (Principal Executive Officer)


May 15, 2007                            /s/ Deborah A. McLaughlin
------------------------------          -----------------------------------
(Date)                                  Deborah A. McLaughlin
                                        Executive Vice President
                                        Chief Financial Officer &
                                        Chief Operations Officer
                                        (Principal Financial and Accounting
                                        Officer)

                                              EXHIBIT INDEX

Exhibit No.     Description                                                                        Item
-----------     -----------                                                                        ----

3.1             Amended and Restated Articles of Incorporation of Slade's Ferry Bancorp.            (1)

3.2             Amended and Restated Bylaws of Slade's Ferry Bancorp.                               (2)

3.3             Articles of Amendment to the Amended and Restated Articles of Incorporation         (3)
                of Slade's Ferry Bank

10.1            Slade's Ferry Bancorp. 1996 Stock Option Plan, as amended                           (4)

10.2            Supplemental Executive Retirement Agreement between Slade's Ferry Bancorp.          (5)
                and Manuel J. Tavares

10.3            Supplemental Executive Retirement Agreement between Slade's Ferry Bancorp.          (6)
                and Mary Lynn D. Lenz

10.4            Employment Agreement between Slade's Ferry Bancorp. and Mary Lynn D. Lenz           (7)

10.5            Employment Agreement between Slade's Ferry Bancorp. and Deborah A. McLaughlin       (8)

10.6            Employment Agreement between Slade's Ferry Bancorp. and Manuel J. Tavares           (9)

10.7            Form Change of Control Agreement                                                   (10)

10.8            Severance Pay Plan                                                                 (11)

10.9            Slade's Ferry Bancorp. 2004 Equity Incentive Plan                                  (12)

10.10           Form of Amendment to Directors' Supplemental Retirement Program for                (13)
                Non-Employee Directors

10.11           Form of Amendment to Directors' Supplemental Retirement Program for                (13)
                Francis A. Macomber and Melvyn A. Holland

11.1            Statement Regarding Computation of Per Share Earnings

14.1            Code of Ethics                                                                     (14)

21.1            List of Subsidiaries                                                               (15)

23.1            Consent of Wolf & Company, P.C.

23.2            Consent of Shatswell & Company, P.C.

31.1            Rule 13a-14(a)/15d-14(a) Certification of the CEO

31.2            Rule 13a-14(a)/15d-14(a) Certification of the CFO

32.1            Section 1350 Certification of the CEO

32.2            Section 1350 Certification of the CFO

--------------------
(1)   Incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with the
      Commission on April 14, 1997.
(2)   Incorporated by reference to the Registrant's Form 10-Q filed with the Commission on May 12, 2006.


(3)   Incorporated by reference to the Registrant's Form 8-K filed with the Commission on December 21,
      2004.
(4)   Incorporated by reference to the Registrant's Form 10-Q/A for the quarter ended June 30, 1999.
(5)   Incorporated by reference to the Registrant's Form 10-K/ASB for the fiscal year ended December 31,
      1996.
(6)   Incorporated by reference to Exhibit 10.10 to the Registrant's Form 10-Q/A for the quarter ended
      March 31, 2003.
(7)   Incorporated by reference to Exhibit 10.11 to the Registrant's Form 10-Q/A for the quarter ended
      June 30, 2004.
(8)   Incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-Q/A for the quarter ended
      September 30, 2004.
(9)   Incorporated by reference to Exhibit 10.8 to the Registrant's Form 10-Q/A for the quarter ended
      September 30, 2004.
(10)  Incorporated by reference to the Registrant's Form 8-K filed with the Commission on January 13,
      2005.
(11)  Incorporated by reference to the Registrant's Form 8-K filed with the Commission on January 14,
      2005.
(12)  Incorporated by reference to Appendix C to the Registrant's Proxy Statement filed on April 9, 2004.
(13)  Incorporated by reference to the Registrant's Form 8-K filed with the Commission on December 22,
      2006.
(14)  Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31,
      2003.
(15)  Incorporated by reference to Part I, Item 1 - "General".