Form 10-Q
period 2007-06-30
SLADES FERRY BANCORP
filed 2007-08-14
CIK 857499

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2007
                               -----------------

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

              Common stock ($0.01 par value) 4,001,353 outstanding
                           shares as of July 31, 2007.
              ----------------------------------------------------

                               TABLE OF CONTENTS
                                     Part I


ITEM 1 - Financial Statements (Unaudited)                                     3

       * Consolidated Balance Sheets - June 30, 2007 and
          December 31, 2006
       * Consolidated Statements of Income - Three Months Ended
          June 30, 2007 and 2006
       * Consolidated Statements of Income - Six Months Ended
          June 30, 2007 and 2006
       * Consolidated Statement of Changes in Stockholders' Equity - Six Months Ended June 30, 2007
       * Consolidated Statements of Cash Flows - Six Months Ended
          June 30, 2007 and 2006
       * Notes to Consolidated Financial Statements

ITEM 2 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          12

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk          31

ITEM 4 - Controls and Procedures                                             33

                                    Part II

ITEM 1 - Legal Proceedings                                                   34

ITEM 1A- Risk Factors                                                        34

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds         34

ITEM 3 - Defaults Upon Senior Securities                                     35

ITEM 4 - Submission of Matters to a Vote of Security Holders                 35

ITEM 5 - Other Information                                                   35

ITEM 6 - Exhibits                                                            35

                                                 ITEM 1

                                          FINANCIAL STATEMENTS

                                 SLADE'S FERRY BANCORP. AND SUBSIDIARY
                                      CONSOLIDATED BALANCE SHEETS
                                              (Unaudited)

                                                                        June 30, 2007     December 31, 2006
                                                                        -------------     -----------------
Assets                                                                            (In thousands)
------

Cash and due from banks                                                   $ 12,569            $ 19,448
Interest-bearing deposits with other banks                                   1,648               1,007
Federal funds sold                                                          25,585               1,900
                                                                          --------            --------
      Cash and cash equivalents                                             39,802              22,355
Interest-bearing certificates of deposit with other banks                      100                 100
Securities available for sale                                              102,227             105,603
Securities held to maturity (fair value approximates $21,060
 as of June 30, 2007 and $24,219 as of December 31, 2006)                   21,781              24,623
Federal Home Loan Bank stock, at cost                                        7,312               6,856
Loans, net of allowance for loan losses of $4,296 at June 30, 2007
 and $4,385 at December 31, 2006                                           429,773             422,370
Premises and equipment, net                                                  6,710               5,587
Goodwill                                                                     2,173               2,173
Accrued interest receivable                                                  2,269               2,311
Bank-owned life insurance                                                   12,537              12,317
Deferred tax asset, net                                                      2,191               2,039
Other assets                                                                 1,445               1,426
                                                                          --------            --------
                                                                          $628,320            $607,760
                                                                          ========            ========

Liabilities and Stockholders' Equity
------------------------------------

Deposits:
  Noninterest-bearing                                                     $ 73,715            $ 79,101
  Interest-bearing                                                         351,933             344,905
                                                                          --------            --------
        Total deposits                                                     425,648             424,006
Long-term borrowings                                                       137,867             119,058
Subordinated debentures                                                     10,310              10,310
Due to broker                                                                  985                   -
Accrued expenses and other liabilities                                       2,747               3,141
                                                                          --------            --------
      Total liabilities                                                    577,557             556,515
Stockholders' equity:
  Common stock, par value $0.01 per share; authorized 10,000,000 shares; issued and outstanding 4,028,228 shares at June 30, 2007
   and 4,102,242 shares at December 31, 2006                                    40                  41
  Additional paid-in capital                                                30,447              31,444
  Retained earnings                                                         22,018              21,111
  Accumulated other comprehensive loss                                        (630)               (464)
  Unearned compensation                                                     (1,112)               (887)
                                                                          --------            --------
      Total stockholders' equity                                            50,763              51,245
                                                                          --------            --------
                                                                          $628,320            $607,760
                                                                          ========            ========

The accompanying notes are an integral part of these consolidated financial statements.

                             SLADE'S FERRY BANCORP. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF INCOME
                                          (Unaudited)

                                                              Three Months Ended June 30,
                                                                 2007                2006
                                                                 ----                ----
                                                         (In thousands, except per share data)

Interest and dividend income:
  Interest and fees on loans                                  $    7,152       $    6,685
  Interest and dividends on securities:
    Taxable                                                        1,548            1,217
    Tax-exempt                                                        45               65
  Interest on federal funds sold                                     179               53
  Other interest                                                      15               10
                                                              ----------       ----------
      Total interest and dividend income                           8,939            8,030
                                                              ----------       ----------
Interest expense:
  Interest on deposits                                             2,702            2,256
  Interest on Federal Home Loan Bank advances                      1,650            1,209
  Interest on subordinated debentures                                214              170
                                                              ----------       ----------
      Total interest expense                                       4,566            3,635
                                                              ----------       ----------
Net interest and dividend income                                   4,373            4,395
Provision for loan losses                                              -                -
                                                              ----------       ----------
Net interest income, after provision for loan losses               4,373            4,395
                                                              ----------       ----------
Noninterest income:
  Service charges on deposit accounts                                353              352
  Gain (loss) on sales and calls of
   available-for-sale securities, net                                 78             (172)

  Increase in cash surrender value of life
   insurance policies                                                114              106
  Other income                                                       271              260
                                                              ----------       ----------
      Total noninterest income                                       816              546
                                                              ----------       ----------
Noninterest expense:
  Salaries and employee benefits                                   2,016            2,287
  Occupancy and equipment expense                                    506              490
  Professional fees                                                  317              388
  Marketing expense                                                  272              109
  Data processing                                                    276              118
  Other expense                                                      603              560
                                                              ----------       ----------
      Total noninterest expense                                    3,990            3,952
                                                              ----------       ----------
Income before income taxes                                         1,199              989
Provision for income taxes                                           407              363
                                                              ----------       ----------
      Net income                                              $      792       $      626
                                                              ==========       ==========

Earnings per share:
  Basic                                                       $     0.20       $     0.15
                                                              ==========       ==========
  Diluted                                                     $     0.20       $     0.15
                                                              ==========       ==========
Average common shares outstanding:
  Basic                                                        4,047,215        4,156,481
                                                              ==========       ==========
  Diluted                                                      4,050,359        4,170,610
                                                              ==========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

                             SLADE'S FERRY BANCORP. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF INCOME
                                          (Unaudited)

                                                               Six Months Ended June 30,
                                                                 2007                2006
                                                                 ----                ----
                                                         (In thousands, except per share data)

Interest and dividend income:
  Interest and fees on loans                                  $   14,074       $   13,120
  Interest and dividends on securities:
    Taxable                                                        3,130            2,550
    Tax-exempt                                                        95              134
  Interest on federal funds sold                                     215               64
  Other interest                                                      25               18
                                                              ----------       ----------
      Total interest and dividend income                          17,539           15,886
                                                              ----------       ----------
Interest expense:
  Interest on deposits                                             5,391            4,167
  Interest on Federal Home Loan Bank advances                      3,169            2,365
  Interest on subordinated debentures                                425              394
                                                              ----------       ----------
      Total interest expense                                       8,985            6,926
                                                              ----------       ----------
Net interest and dividend income                                   8,554            8,960
Provision for loan losses                                              -               39
                                                              ----------       ----------
Net interest income, after provision for loan losses               8,554            8,921
                                                              ----------       ----------
Noninterest income:
  Service charges on deposit accounts                                681              659
  Gain (loss) on sales and calls of
   available-for-sale securities, net                                139             (169)
  Increase in cash surrender value of life
   insurance policies                                                220              213
  Other income                                                       502              546
                                                              ----------       ----------
      Total noninterest income                                     1,542            1,249
                                                              ----------       ----------
Noninterest expense:
  Salaries and employee benefits                                   4,013            4,398
  Occupancy and equipment expense                                    998              983
  Professional fees                                                  592              800
  Marketing expense                                                  328              187
  Data processing                                                    573              199
  Other expense                                                    1,042            1,135
                                                              ----------       ----------
      Total noninterest expense                                    7,546            7,702
                                                              ----------       ----------
Income before income taxes                                         2,550            2,468
Provision for income taxes                                           885              935
                                                              ----------       ----------
      Net income                                              $    1,665       $    1,533
                                                              ==========       ==========

Earnings per share:
  Basic                                                       $     0.41       $     0.37
                                                              ==========       ==========
  Diluted                                                     $     0.41       $     0.37
                                                              ==========       ==========
Average common shares outstanding:
  Basic                                                        4,063,511        4,151,091
                                                              ==========       ==========
  Diluted                                                      4,067,344        4,168,271
                                                              ==========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                               SLADE'S FERRY BANCORP. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                  Six Months Ended June 30, 2007

                                                            (Unaudited)

                                                                                          Accumulated
                                        Shares of              Additional                    Other
                                         Common      Common     Paid-in      Retained    Comprehensive      Unearned
                                          Stock      Stock      Capital      Earnings        Loss         Compensation     Total
                                        -----------------------------------------------------------------------------------------
                                                                  (In thousands, except per share data)

Balance at December 31, 2006            4,102,242     $41       $31,444      $21,111        $(464)          $  (887)      $51,245
Comprehensive income:

  Net income                                    -       -             -        1,665            -                 -         1,665

  Other comprehensive loss                      -       -             -            -         (166)                -          (166)
                                                                                                                          -------
      Comprehensive income                                                                                                  1,499
                                                                                                                          -------
Issuance of common stock                   15,665       -           275            -            -                 -           275

Stock options exercised                    18,000       -           254            -            -                             254

Tax benefit of stock options
 exercised                                      -       -            19            -            -                              19

Stock-based compensation                        -       -            91            -            -                              91

Purchase of treasury stock               (94,956)      (1)       (1,636)           -            -                          (1,637)

Purchase of stock for award plan         (12,723)       -             -            -            -              (225)         (225)

Dividends declared ($.18 per share)             -       -             -         (758)           -                 -          (758)
                                        -----------------------------------------------------------------------------------------
Balance at June 30, 2007                4,028,228     $40       $30,447      $22,018        $(630)          $(1,112)      $50,763
                                        =========================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                          SLADE'S FERRY BANCORP. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                                              Six Months Ended June 30,
                                                              -------------------------
                                                                 2007           2006
                                                                 ----           ----
                                                                   (In thousands)

Cash flows from operating activities:
Net income                                                     $   1,665      $  1,533
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Amortization, net of accretion of securities                         7            65
  (Gain) loss on sales and calls of available-for-sale
   securities, net                                                  (139)          169
  Amoritization of net deferred loan fees                            (16)          (10)
  Provision for loan losses                                            -            39
  Deferred tax benefit                                                (4)         (409)
  Depreciation and amortization                                      425           439
  Gain on sale of assets                                              (3)            -
  Increase in cash surrender value of life insurance                (220)         (213)
  Stock-based compensation                                            91           136
  Excess tax benefits from stock-based compensation                  (19)          (82)
  Net change in:
    Other assets                                                     (19)           67
    Accrued interest receivable                                       42           224
    Other liabilities                                               (461)         (463)
                                                               ---------      --------
      Net cash provided by operating activities                    1,349         1,495
                                                               ---------      --------

Cash flows from investing activities:
  Activity in available-for-sale securities:
    Purchases                                                     (6,668)       (6,440)
    Sales                                                            975        15,196
    Maturities, calls and pay-downs                                9,902         5,611
  Activity in held-to-maturity securities:
    Maturities, calls and pay-downs                                2,795         2,046
  Purchases of Federal Home Loan Bank stock                         (456)            -
  Loan originations, net of principal payments                    (7,298)      (17,097)
  Recoveries of loans previously charged off, net                    (22)            -
  Capital expenditures                                            (1,568)         (268)
  Proceeds from sale of property and equipment                        23             -
                                                               ---------      --------
      Net cash used in investing activities                       (2,317)         (952)
                                                               ---------      --------

The accompanying notes are an integral part of these consolidated financial statements.

                          SLADE'S FERRY BANCORP. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                       (Unaudited)


                                                              Six Months Ended June 30,
                                                              -------------------------
                                                                 2007           2006
                                                                 ----           ----
                                                                   (In thousands)

Cash flows from financing activities:
  Net increase (decrease) in noninterest-bearing deposits      $  (5,386)     $      5
  Net increase in interest-bearing deposits                        7,028        14,217
  Short-term advances from Federal Home Loan Bank                280,315        43,000
  Long-term advances from Federal Home Loan Bank                  25,000             -
  Payments on Federal Home Loan Bank short-term advances        (280,315)      (40,000)
  Payments on Federal Home Loan Bank long-term advances           (6,191)       (7,822)
  Proceeds from issuance of common stock                             275           302
  Stock options exercised                                            254           305
  Excess tax benefits from stock-based compensation                   19            82
  Purchase of treasury stock                                      (1,601)         (230)
  Unearned compensation                                             (225)         (100)
  Dividends paid on common stock                                    (758)         (749)
                                                               ---------      --------
      Net cash provided by financing activities                   18,415         9,010
                                                               ---------      --------

Net increase in cash and cash equivalents                         17,447         9,471
Cash and cash equivalents at beginning of period                  22,355        20,018
                                                               ---------      --------
Cash and cash equivalents at end of period                     $  39,802      $ 29,489
                                                               =========      ========

Supplemental disclosures:
  Interest paid                                                $   9,263      $  7,105
  Income taxes paid                                            $     947      $    475
Non-cash disclosure:
  Due to broker                                                $     985      $  9,509

The accompanying notes are an integral part of these consolidated financial statements.

                     SLADE'S FERRY BANCORP. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 June 30, 2007

Note A - Basis of Presentation
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the management of Slade's Ferry Bancorp. (the "Company"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Note D - Pension Plan
---------------------

The components of net periodic pension expense cost are as follows:

                                   Three Months Ended June 30,     Six Months Ended June 30,
                                   ---------------------------     -------------------------
                                       2007           2006           2007             2006
                                       ----           ----           ----             ----
                                                        (In thousands)

Interest cost                          $ 12           $ 16           $ 23             $ 33
Service cost and expenses                 6              -             13                -
Expected return on plan assets          (19)           (29)           (39)             (58)
Settlements                               -            133             38              133
Recognized net actuarial loss             4              8              8               15
                                       ----           ----           ----             ----
                                       $  3           $128           $ 43             $123
                                       ====           ====           ====             ====

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2006 that it expects to make no contributions to the plan in 2007.

Note E - 2004 Equity Incentive Plan
-----------------------------------

Stock options granted under the Slade's Ferry Bancorp. 2004 Equity Incentive Plan (the "2004 Plan") may be either incentive stock options or non-qualified stock options. The exercise price for incentive stock options granted to employees shall not be less than 100 percent of the fair market value at grant date. No stock option shall be exercisable more than 10 years after the date the stock option is granted. The 2004 Plan also provides for the granting of Unrestricted Stock Awards, Restricted Stock Awards, or Deferred Stock Awards. At June 30, 2007, no stock awards had been granted.

A summary of options under the 2004 Plan as of June 30, 2007, and changes during the six months then ended, (shares in thousands) is presented below:

                                                                    Weighted
                                                                     Average
                                                                    Remaining
                                                                   Contractual     Aggregate
                                              Weighted Average        Term         Intrinsic
                                   Shares      Exercise Price      (in years)        Value
                                   ------     ----------------     -----------     ---------

Outstanding at January 1, 2007      231            $18.18
  Granted                            10             16.59
  Exercised                         (18)            14.15
  Forfeited                           -                 -
  Expired                           (19)            18.06
                                    ---            ------              ---           -----
Outstanding at June 30, 2007        204             18.47              4.2           $   -
                                    ===            ======              ===           =====
Exercisable at June 30, 2007        189            $18.37              4.2           $   -
                                    ---            ------              ---           -----

On July 17, 2007, the Compensation Committee of the Company's Board of Directors (the "Committee") approved the granting of (1) 24,000 Incentive Stock Options to purchase shares of Company common stock, of which 8,000 vest immediately, 8,000 vest on May 31, 2008 and 8,000 vest on May 31, 2009, and (2) 32,000 Restricted Stock Awards, of which 6,500 vest on September 1, 2007, 6,500 vest on May 31, 2008, 12,500 vest on May 31, 2009 and 6,500 vest on May 31, 2010. On August 9, 2007, the Committee granted 29,000 Restricted Stock Awards, of which 7,250 vest each August 31, 2008, 2009, 2010 and 2011.

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

The components of other comprehensive loss and related tax effects are as follows:

                                                              Three Months Ended June 30,    Six Months Ended June 30,
                                                              ---------------------------    -------------------------
                                                                   2007     2006                   2007      2006
                                                                   ----     -------               -----     -----
                                                                                   (In thousands)

Unrealized gains (losses) on securities available for sale         $148     $(1,153)              $(393)    $(629)
Reclassification adjustment for losses (gains) realized
 in income                                                          (78)        172                 139       169
                                                                   ----     -------               -----     -----
Net unrealized gains (losses)                                        70        (981)               (254)     (460)
Tax effect                                                          (24)        360                  88       174
                                                                   ----     -------               -----     -----
      Net-of-tax amount                                            $ 46     $  (621)              $(166)    $(286)
                                                                   ====     =======               =====     =====

The components of accumulated other comprehensive loss, included in stockholders' equity, are as follows:

                                                   June 30,    December 31,
                                                     2007          2006
                                                    ------        ------
                                                        (In thousands)

Net unrealized losses on securities available
 for sale                                           $(675)        $(380)
Tax effect                                            268           139
                                                    -----         -----
      Net-of-tax amount                              (407)         (241)
                                                    -----         -----

Unrecognized net actuarial loss pertaining
 to defined benefit plan                             (377)         (377)
Tax effect                                            154           154
                                                    -----         -----
      Net-of-tax amount                              (223)         (223)
                                                    -----         -----

                                                    $(630)        $(464)
                                                    =====         =====

                                     ITEM 2

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Slade's Ferry Bancorp., a Massachusetts corporation, is a bank holding company headquartered in Somerset, Massachusetts with consolidated assets of $628.3 million, consolidated net loans and leases of $429.8 million, consolidated deposits of $425.6 million and consolidated shareholders' equity of $50.8 million as of June 30, 2007. We conduct our business principally through our wholly-owned subsidiary, Slade's Ferry Trust Company (referred to herein as the "Bank"), a Massachusetts-chartered trust company. Our common stock is listed in the NASDAQ Capital Market under the symbol "SFBC."

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

Comparison of Financial Condition at June 30, 2007 and December 31, 2006
------------------------------------------------------------------------

General
-------

Total assets increased from $607.8 million at December 31, 2006 to $628.3 million at June 30, 2007. Total net loans increased by $7.4 million, from $422.4 million to $429.8 million. Deposits increased from $424.0 million at December 31, 2006 to $425.6 million at June 30, 2007.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents increased by $17.4 million, from $22.4 million at December 31, 2006 to $39.8 million at June 30, 2007. The increase is due to increased federal funds sold, which management intends to be used to fund loan growth and maturing certificates of deposit.

Investment Portfolio
--------------------

The main objectives of our investment portfolio are to achieve a competitive rate of return over a reasonable time period and to provide liquidity.

Our total investment portfolio decreased from $137.1 million at December 31, 2006 to $131.3 million at June 30, 2007, a decrease of $5.8 million, or 4.2%. The decrease is the result of the maturity, calls and paydowns of certain state and municipal obligations and mortgage-backed securities. Those funds were used to provide liquidity for current loan growth. The current investment strategy is to reduce the investment portfolio through normal paydowns and maturities and reinvest these funds into higher yielding loans. Our investment policy also permits investments in mortgage-backed securities, usually having a longer weighted average life. Our investment policy, however, limits the duration of the aggregate investment portfolio to 5 years. At June 30, 2007, the portfolio duration was 3.5 years. We do not purchase investments with imbedded derivative characteristics, or free-standing derivative instruments such as swaps, options, or futures.

Securities Held to Maturity

The held-to-maturity portfolio consists of mortgage-backed securities and securities issued by states and municipalities. Held-to-maturity securities decreased from $24.6 million at December 31, 2006 to $21.8 million at June 30, 2007. Management has designated the mortgage-backed securities to secure advances from the FHLB. We have the positive intent and ability to hold these securities to maturity.

The following table shows the amortized cost basis and fair value of securities held to maturity at June 30, 2007 and December 31, 2006.

                                         June 30, 2007        December 31, 2006
                                     --------------------    -------------------
                                     Amortized     Fair      Amortized    Fair
                                        Cost       Value        Cost      Value
                                     --------------------    -------------------
                                                    (In thousands)

State and municipal obligations       $ 4,229     $ 4,266     $ 5,001    $ 5,069
Mortgage-backed securities             17,552      16,794      19,622     19,150
                                      -------     -------     -------    -------

Total securities held to maturity     $21,781     $21,060     $24,623    $24,219
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

The following table shows the amortized cost basis and fair value of securities available for sale at June 30, 2007 and December 31, 2006.

                                         June 30, 2007        December 31, 2006
                                     --------------------    -------------------
                                     Amortized     Fair      Amortized    Fair
                                       Cost        Value        Cost      Value
                                     --------------------    -------------------
                                                   (In thousands)
Debt Securities:
  Government-sponsored enterprises   $ 29,474    $ 29,136    $ 34,462   $ 33,957
  Corporate                             9,174       9,079       9,221      9,080
  Mortgage-backed                      59,730      59,247      57,946     57,980
                                     --------    --------    --------   --------
    Total debt securities              98,378      97,462     101,629    101,017

Marketable equity securities            3,309       3,587       3,139      3,389
Mutual funds                            1,215       1,178       1,215      1,197
                                     --------    --------    --------   --------

Total securities available for sale  $102,902    $102,227    $105,983   $105,603
                                     ========    ========    ========   ========

Loans
-----

Our loan portfolio consists primarily of residential, multi-family and commercial real estate, construction and land development, commercial, and consumer loans and home equity lines of credit originated primarily in our market area. There are no foreign loans outstanding. Interest rates charged on loans are affected principally by the demand for such loans, the supply of money available for lending purposes and the rates offered by our competitors. Total net loans were 68.4% of total assets at June 30, 2007, as compared to 69.5% of total assets at December 31, 2006.

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

Multi-family and commercial real estate loans totaled $208.3 million and comprised 48.0% of total gross loans at June 30, 2007. At December 31, 2006, the multi-family and commercial real estate loan portfolio totaled $209.2 million, or 49.0% of total gross loans.

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

Residential real estate loans totaled $133.0 million and comprised of 30.6% of total gross loans at June 30, 2007. At December 31, 2006, residential real estate loans totaled $132.4 million, or 31.0% of total gross loans.

Commercial Loans

The commercial loan portfolio consists of loans and lines predominantly collateralized by inventory, furniture and fixtures, and accounts receivable. In assessing the collateral for this type of loan, we apply a 50% liquidation value to inventories; 25% to furniture, fixtures and equipment; and 70% to accounts receivable less than 90 days of invoice date.

Commercial loans totaled $48.2 million and comprised 11.1% of total gross loans at June 30, 2007. At December 31, 2006, the commercial loan portfolio totaled $47.7 million, or 11.2% of total gross loans.

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

In addition, the Company has commercial construction loans that consist primarily of owner occupied commercial real estate, new and rehabilitation multi-family residential, assisted living and nursing home facilities. Construction loans totaled $27.9 million and comprised 6.4% of total gross loans at June 30, 2007. At December 31, 2006, the construction loan portfolio totaled $21.0 million or 4.9% of total gross loans. The increase is due to several new loans and an advance in the commercial construction category. As of December 31, 2006, residential construction loans were $3.9 million, while commercial construction loans were $17.1 million. As of June 30, 2007, residential construction loans were $3.2 million, while commercial construction loans were $24.7 million.

Home Equity Lines of Credit

Home equity lines of credit are secured by second mortgages on owner-occupied, one-to-four family residences located in our primary market area. Our home equity lines of credit generally have interest rates, indexed to the Wall Street Journal Prime Rate, that adjust on a monthly basis.

Home equity lines of credit totaled $14.2 million and comprised 3.3% of total gross loans at June 30, 2007. At December 31, 2006, the home equity line of credit portfolio totaled $13.9 million, or 3.3% of total gross loans.

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

Consumer loans totaled $2.7 million at June 30, 2007 and $2.8 million at December 31, 2006 or 0.6% of total gross loans at both dates.

The following table summarizes our loan portfolio by category at June 30, 2007 and December 31, 2006.

                                                                               Percentage
                                   June 30, 2007     December 31, 2006    Increase/(Decrease)
                                   -------------     -----------------    -------------------
                                                     (Dollars in thousands)
Real estate mortgage loans:
  Multi-Family and Commercial         $208,278           $209,172                -0.43%
  Residential                          132,955            132,381                 0.43%
  Construction                          27,894             20,988                32.90%
  Home equity lines of credit           14,186             13,917                 1.93%
Commercial                              48,222             47,736                 1.02%
Consumer                                 2,723              2,766                -1.55%
                                      --------           --------                ------
      Total loans                      434,258            426,960                 1.71%
Less: Allowance for loan losses         (4,296)            (4,385)               -2.03%
    Net deferred loan fees                (189)              (205)               -7.80%
                                      --------           --------                ------
      Loans, net                      $429,773           $422,370                 1.75%
                                      ========           ========                ======

The increases in the loan portfolio are the result of increased demand for construction loans.

The following table presents information with respect to non-performing loans as of the dates indicated.

                                                                June 30, 2007    December 31, 2006
                                                                -------------    -----------------
                                                                      (Dollars in thousands)

Non-accrual loans                                                   $1,699             $600
Loans 90 days or more past due and still accruing                        1                -
                                                                    ------             ----

  Total non-performing loans                                        $1,700             $600
                                                                    ======             ====

Percentage of non-accrual loans to total gross loans                  0.39%            0.14%

Percentage of allowance for loan losses to non-accrual loans         252.7%           730.8%

The $1.7 million in non-accrual loans as of June 30, 2007 consists of $1.1 million of commercial real estate loans, $463,000 of residential real estate loans, and $157,000 of consumer loans. The increase in non-accrual loans is due primarily to one commercial loan with an outstanding balance of $1,000,000, which management reviewed and determined not to be impaired as of June 30, 2007. There were no restructured loans included in non-accrual loans at June 30, 2007.

It is our policy to manage our loan portfolio in order to recognize problem loans at an early stage and thereby minimize loan losses. Loans are considered delinquent when any payment of principal or interest is one month or more past due. We generally commence collection procedures when accounts are 15 days past due. Generally, when a loan becomes past due 90 days or more, management discontinues the accrual of interest and reverses previously accrued interest, unless the credit is well-secured and in the process of collection. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. When a loan is determined to be uncollectible, it is charged to the allowance for loan losses or, if applicable, any real estate that is securing the loan is acquired through foreclosure, and recorded as other real estate owned at the lower of cost or net realizable value.

Management defines non-performing loans to include non-accrual loans, loans past due 90 days or more and still accruing, and restructured loans not performing in accordance with amended terms.

At June 30, 2007, there were $444,000 of loans which we have determined to be impaired, with no related allowance for loan losses. These loans are 90 days past due, and were, therefore, not accruing at June 30, 2007. These loans were individually evaluated for impairment. No specific allowance for loan losses was allocated to these loans based on the impairment analysis.

                     Analysis of Allowance for Loan Losses

The table below illustrates the changes in the allowance for loan losses for the periods indicated.

                                                   Six Months Ended June 30,
                                                   -------------------------
                                                        2007       2006
                                                       ------     ------
                                                     (Dollars in thousands)

Balance at beginning of period                         $4,385     $4,333
Charge-offs:
  Real estate mortgage loans:
    Multi-family and commercial                             -          -
    Residential                                           (25)         -
    Home equity lines of credit                             -          -
Commercial                                                  -          -
Consumer                                                    -         (6)
                                                       ------     ------
                                                          (25)        (6)
                                                       ------     ------
Recoveries:
  Real estate mortgage loans:
    Multi-family and commercial                             3          -
    Residential                                             -          -
    Home equity lines of credit                             -          -
Commercial                                                  -          -
Consumer                                                    -          -
                                                       ------     ------
                                                            3          -
                                                       ------     ------
      Net loan charge-offs                                (22)        (6)
Provision for loan losses                                   -         39
Transfer of off-balance sheet credit exposures
 to other liabilities                                     (67)         -
                                                       ------     ------
      Balance at end of period                         $4,296     $4,366
                                                       ======     ======

Allowance for loan losses as a percent of loans          0.99%      1.02%
                                                       ======     ======
Ratio of net loan charge-offs to average
 loans outstanding                                      (0.01)%     0.00%
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

The Company maintains a reserve for potential credit risk related to off balance sheet lines of credit. The Company monitors changes to outstanding lines and adjusts the reserve when appropriate. Prior to December 31, 2006, the reserve was included as a component of the allowance. Effective January 1, 2007, the amount is included as "Other Liabilities" in accordance with generally accepted accounting principles and Financial Institution Letter (FIL) 105-2006, which was issued in December 2006. No reserve adjustment was recorded for the quarter ending June 30, 2007.

As the composition of the loan portfolio changes and diversifies, a different allowance level may be required. After thorough review and analysis of the adequacy of the loan loss allowance, management determined no provision for losses was required for the three months ended June 30, 2007, unchanged from the three months ended June 30, 2006. The provision for the six months ended June 30, 2006 was $39,000, with no provision recorded for the six months ended June 30, 2007. In 2007, a review of the allowance for loan losses resulted in a reallocation of the allowance based on qualitative factor analysis, the introduction of commercial loan risk ratings in the analysis, and the transfer of the off-balance-sheet component of the allowance to other liabilities. The allowance for loan losses as a percentage of total loans outstanding declined from 1.03% at December 31, 2006 to .99% at June 30, 2007. This decrease can be attributed to an overall improvement in the credit quality of existing loans which results in a decrease in the degree of credit risk embedded in the loan portfolio.

This table below shows an allocation of the allowance for loan losses at the dates indicated.

                                  June 30, 2007             December 31, 2006
                             -----------------------    ------------------------
                                          Percent of                 Percent of
                                       Loans in Each               Loans in Each
                                        Category to                 Category to
                             Amount     Total Loans     Amount      Total Loans
                             ------    -------------    ------     -------------
                                            (Dollars in thousands)

Commercial                   $  716         11.1%       $  718          11.2%

Real estate construction        278          6.4%          260           4.9%

Real estate mortgage          3,133         81.9%        3,181          83.3%

Consumer                        169          0.6%          226           0.6%
                             ------        -----        ------         -----
                             $4,296        100.0%       $4,385         100.0%
                             ======        =====        ======         =====

Deposits
--------

We solicit deposits from our primary market area using rates and services designed to appeal to customers across a broad spectrum of ages and income levels. We compete for deposit customers with community banks and credit unions, as well as local branches of regional and national banks. Our total deposits increased from $424.0 million at December 31, 2006 to $425.6 million at June 30, 2007, an increase of $1.6 million. The Company obtained brokered certificates of deposit during the quarter to offset a decline in our lower cost deposit products. Customers have shown a preference for higher rate money market products compared to lower rate savings and certificates of deposits. As a result, outstanding brokered certificates of deposit totaled $23.3 million as of June 30, 2007.

The following table presents deposits by category at June 30, 2007 and December 31, 2006.

                                                                                         Percentage
                                              June 30, 2007    December 31, 2006    Increase/(Decrease)
                                              -------------    -----------------    -------------------
                                                                (Dollars in thousands)

Demand deposits                                  $ 73,715           $ 79,101               -6.81%
NOW                                                53,547             55,071               -2.77%
Regular and other savings                          69,340             77,189              -10.17%
Money market deposits                              38,478             24,021               60.18%
                                                 --------           --------              ------
  Total non-certificate accounts                  235,080            235,382               -0.13%
                                                 --------           --------              ------

Term certificates of $100,000 or greater           63,271             66,894               -5.42%
Term certificates less than $100,000              103,980            121,730              -14.58%
Brokered term certificates                         23,317                  -                   -
                                                 --------           --------              ------
  Total certificate accounts                      190,568            188,624                1.03%
                                                 --------           --------              ------
  Total deposits                                 $425,648           $424,006                0.39%
                                                 ========           ========              ======

Long Term Borrowings
--------------------

Long-term borrowings consist of advances from the Federal Home Loan Bank which totaled $137.9 million at June 30, 2007, as compared to $119.1 million at December 31, 2006, an increase of $18.8 million or 15.8%. Management's strategy is to utilize advances from the Federal Home Loan Bank and brokered certificates of deposit, in conjunction with investment portfolio maturities and repayments, to fund loan growth and deposit runoff.

Comparison of Results of Operations for the Three Months Ended June 30, 2007
----------------------------------------------------------------------------
and 2006
--------

General
-------

Net income increased from $626,000, or $0.15 per share on a diluted basis, for the three months ended June 30, 2006 to $792,000, or $0.20 per share on a diluted basis, for the three months ended June 30, 2007, an increase of 26.5%. Net interest and dividend income decreased by $22,000, or 1%, to $4.4 million when comparing the three months ended June 30, 2006 and 2007. No provision for loan losses was recorded for the three months ended June 30, 2007 or 2006. Non-interest income increased by $270,000 or 49.5% from $546,000 to $816,000 for the three months ended June 30, 2006 and 2007, respectively. Non-interest expense increased by $38,000, or 1%, to $4.0 million for the three months ended June 30, 2007.

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

Interest and dividend income increased by $909,000 or 11.3%, from $8.0 million for the three months ended June 30, 2006 to $8.9 million for the three months ended June 30, 2007. This increase is principally attributed to growth in the loan portfolio, as the average balance of loans increased by $12.9 million or 3.1%, as well as a higher yield on the loan portfolio which increased from 6.34% for the three months ended June 30, 2006 to 6.58% for the three months ended June 30, 2007. Also, interest and dividends on investments increased by $437,000 for the three months ended June 30, 2007 compared to the three months ended June 30, 2006, respectively. The increase in interest and dividends on investments and Federal Funds sold reflected a higher yield on the components of the investment portfolio combined with an increase in the average balance of the portfolio for the three months ended June 30, 2007 compared to the same period in 2006. The Company also received a FHLB dividend of $115,000 in the second quarter of 2007, while no dividend was received in the second quarter of 2006.

Interest Expense
----------------

Total interest expense increased by $931,000 or 25.6%, from $3.6 million for the three months ended June 30, 2006 to $4.6 million for the three months ended June 30, 2007. The increase is primarily due to the migration of deposits to higher cost certificates of deposit when comparing average balances at June 30, 2006 and 2007, combined with management's strategy to utilize FHLB advances and brokered certificates of deposit to supplement deposit runoff experienced in 2007. Market interest rates and our own deposit rates have also increased. Interest on deposits increased by $446,000 or 19.8% when comparing the three months ended June 30, 2007 and 2006. As a result of the rate increases, the weighted average cost of deposits increased from 2.65% for the three months ended June 30, 2006 to 3.16% for the three months ended June 30, 2007.

Net Interest Margin
-------------------

As a result of the current interest rate environment and our rate increases on deposit accounts, the net interest margin has compressed 19 basis points from 3.22% for the three months ended June 30, 2006 to 3.03% for the three months ended June 30, 2007. The compression in net interest margin was mostly due to balance sheet growth in an environment with an inverted yield curve and the corresponding compressed margins on loans and investments, combined with intense competition for deposits and increased wholesale funding costs.


The following table sets forth our average assets, liabilities, and stockholders' equity, interest earned and interest paid, average rates earned and paid, net interest spread and the net interest margin for the three months ended June 30, 2007, and
2006. Average balances reported are daily averages.

                                                                       Three Months Ended June 30,
                                           -----------------------------------------------------------------------------------
                                                            2007                                        2006
                                           ---------------------------------------     ---------------------------------------
                                           Average         Interest        Average     Average         Interest        Average
                                           Balance      Income/Expense      Rate       Balance      Income/Expense      Rate
                                           ---------------------------------------     ---------------------------------------
Assets:                                                                  (Dollars in thousands)
-------
Interest earning assets (1)
Loans:
  Commercial                               $ 51,517        $ 1,095          8.53%      $ 46,111        $   885          7.70%
  Commercial real estate                    231,534          3,866          6.70%       228,558          3,710          6.51%
  Residential real estate                   150,110          2,150          5.74%       145,725          2,051          5.65%
  Consumer                                    2,741             41          6.00%         2,565             39          6.10%
                                           -----------------------                     -----------------------
    Total loans                             435,902          7,152          6.58%       422,959          6,685          6.34%
Federal funds sold                           13,259            179          5.40%         4,387             53          4.85%
Taxable debt securities                     115,220          1,399          4.87%       108,068          1,182          4.39%
Tax-exempt debt securities (2)                4,230             71          6.71%         6,099            102          6.68%
Marketable equity securities                  4,589             35          3.06%         4,344             35          3.23%
FHLB stock                                    7,254            115          6.36%         6,304              -          0.00%
Other investments                               650             15          9.23%           650             10          6.17%
                                           -----------------------                     -----------------------
    Total interest earning assets           581,104          8,966          6.19%       552,811          8,067          5.85%
                                                           -------                                     -------
Allowance for loan losses                    (4,306)                                     (4,373)
Deferred loan fees                             (189)                                       (310)
Cash and due from banks                      15,663                                      13,932
Other assets                                 25,046                                      26,432
                                           --------                                    --------
                                           $617,318                                    $588,492
                                           ========                                    ========

Liabilities and Stockholders'Equity:
------------------------------------
Interest bearing liabilities
  Savings accounts                         $ 70,725        $   233          1.32%      $ 82,199        $   272          1.33%
  NOW accounts                               53,597            180          1.35%        57,648            188          1.31%
  Money market accounts                      31,195            226          2.91%        25,709            149          2.32%
  Time deposits                             186,721          2,063          4.43%       175,539          1,647          3.76%
  FHLB advances                             137,887          1,650          4.80%       110,802          1,209          4.38%
  Subordinated debt                          10,310            214          8.29%        10,310            170          6.61%
                                           -----------------------                     -----------------------
    Total interest bearing liabilities      490,435          4,566          3.73%       462,207          3,635          3.15%
                                                           -------                                     -------
Demand deposits                              74,108                                      73,494
Other liabilities                             2,353                                         707
                                           --------                                    --------
    Total liabilities                       566,896                                     536,408
    Total stockholders' equity               50,422                                      52,084
                                           --------                                    --------
                                           $617,318                                    $588,492
                                           ========                                    ========

      Net interest income                                  $ 4,400                                     $ 4,432
                                                           =======                                     =======
Net interest spread                                                         2.45%                                       2.70%
                                                                            ====                                        ====
Net interest margin                                                         3.03%                                       3.22%
                                                                            ====                                        ====

(1)   Average balance includes non-accruing loans. The effect of including such loans, although not material, is to reduce the average rate earned on the Company's loans.
(2)   On a fully taxable basis based on a tax rate of 35.0% for 2007 and 2006. Interest income on investments and net interest income includes a fully taxable equivalent adjustment of $25,000 in 2007 and $37,000 in 2006.

                                                               22

The following table presents the changes in components of net interest income for the three months ended June 30, 2007 and 2006, which are the result of changes in interest rates and the changes that the result of changes in volume of the underlying asset or liability. Changes that are attributable to the changes in both rate and volume have been allocated equally to rate and volume.

                                    Three Months Ended June 30,
                                 2007 vs. 2006 Increase (Decrease)
                                 ---------------------------------
                                  Total       Due to      Due to
                                  Change      Volume       Rate
                                 ---------------------------------
                                 (In thousands)

Commercial loans                  $ 210       $ 109       $ 101
Commercial real estate              156          49         107
Residential real estate              99          62          37
Consumer loans                        2           3          (1)
Federal funds sold                  126         114          12
Taxable debt securities             217          83         134
Tax-exempt debt securities          (31)        (31)          -
Marketable equity securities          -           2          (2)
FHLB Stock                          115           8         107
Other investments                     5           -           5
                                  -----------------------------
  Total interest income             899         399         500
                                  -----------------------------

Savings accounts                    (39)        (38)         (1)
NOW accounts                         (8)        (13)          5
Money market accounts                77          36          41
Time deposits                       416         114         302
FHLB advances                       441         310         131
Subordinated debt                    44           -          44
                                  -----------------------------
  Total interest expense            931         409         522
                                  -----------------------------
    Net interest income           $ (32)      $ (10)      $ (22)
                                  =============================

Provision for Loan Losses
-------------------------

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. In 2007, a review of the allowance for loan losses resulted in a reallocation of the allowance based on qualitative factor analysis, the introduction of commercial loan risk ratings in the analysis, and the transfer of the off-balance-sheet component of the allowance to other liabilities. Management concluded that no provision for loan losses was required for the three months ended June 30, 2007. No provision for loan losses was recorded for the three months ended June 30, 2006.

Non-Interest Income
-------------------

Non-interest income increased from $546,000 for the three months ended June 30, 2006 to $816,000 for the three months ended June 30, 2007, an increase of $270,000 or 49.5%. The gain on the sale of available-for-sale securities changed from a loss of $172,000 for the three months ended June 30, 2006 to a gain of $78,000 for the three months ended June 30, 2007, an increase of $250,000. In 2007, after reviewing the investment market and the investment portfolio, management determined that the sale of certain securities to realize market appreciation was appropriate. In June 2006, the Company restructured the investment portfolio by selling $14.5 million of low-yielding obligations of government sponsored enterprises, resulting in realized losses of $176,000. Other income increased from $260,000 for the three months ended June 30, 2006 to $271,000 for the three months ended June 30, 2007, an increase of 3.8%, due to growth in ATM and debit card income.

Non-Interest Expense
--------------------

Non-interest expense increased by $38,000 to $4.0 million for the three months ended June 30, 2007 compared to the three months ended June 30, 2006, an increase of 1%. Salaries and employee benefits decreased by $271,000 or 11.8%, from $2.3 million for the three months ended June 30, 2006 to $2.0 million for the three months ended June 30, 2007. The decrease in salaries and benefits was primarily attributable to staff reductions and a reduction in pension expense on a comparable three month basis. Staff reductions resulted primarily from outsourcing the Company's core item processing, back office proof operations and internal audit in 2006. Pension expense decreased due to $133,000 of expense for settlement accounting recognized on the Bank's defined benefit pension plan in 2006. See Note E to the consolidated financial statements included herein for stock-based compensation awards that will increase compensation expense in periods subsequent to June 30, 2007. Also see Part II,
Item 5-Other Information, for new defined contribution supplemental executive retirement plans that will increase benefits expense in periods subsequent to June 30, 2007. Professional fees decreased $71,000 as a result of the non-recurrence of various accounting and regulatory matters that occurred during the three months ended June 30, 2006. Marketing expense increased $163,000 to $272,000 for the three months ended June 30, 2007 from $109,000 for the three months ended June 30, 2006. This increase is attributable to expenses related to the Bank's rebranding initiative and the launch of a new deposit product during the quarter ended June 30, 2007. Data processing expenses increased $158,000 from $118,000 for the three months ended June 30, 2006 to $276,000 for the three months ended June 30, 2007. The increase was primarily due to expenses associated with outsourced core processing, item processing and statement rendering functions that were done in-house during the same period of 2006. Other expenses increased $43,000 or 7.7% from $560,000 for the three months ended June 30, 2006 to $603,000 for the three months ended June 30, 2007, due to.general cost increases for these items.

Provision for Income Taxes
--------------------------

Income before income taxes was $989,000 for the three months ended June 30, 2006 as compared to $1.2 million for the three months ended June 30, 2007. The provision for income taxes totaled $407,000 and $363,000 for the quarters ended June 30, 2007 and 2006, respectively, representing effective tax rates of 34.0% and 36.7%, respectively. The lower effective tax rate is due primarily to an increase in investment income at the Company's securities corporations, which receive favorable state tax rates.

Comparison of Results of Operations for the Six Months Ended June 30, 2007
--------------------------------------------------------------------------
and 2006
--------

General
-------

Net income increased from $1.5 million, or $0.37 per share on a diluted basis, for the six months ended June 30, 2006 to $1.7 million, or $0.41 per share on a diluted basis, for the six months ended June 30, 2007, an increase of 8.6%. Net interest and dividend income decreased by $406,000, or 4.5%, to $8.6 million when comparing the six months ended June 30, 2006 and 2007. No provision for loan losses was recorded for the six months ended June 30, 2007 while $39,000 was recorded for the same six month period in 2006. Non-interest income increased by $293,000 or 23.5% from $1.2 million to $1.5 million for the six months ended June 30, 2006 and 2007, respectively. Non-interest expense decreased by $156,000, or 2.0%, to $7.55 million for the six months ended June 30, 2007, from $7.7 million for the six months ended June 30, 2006.

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

Interest and dividend income increased by $1.7 million or 10.4%, from $15.9 million for the six months ended June 30, 2006 to $17.5 million for the six months ended June 30, 2007. This increase is principally attributed to both growth in the loan portfolio, as the average balance of loans increased by $13.5 million or 3.2%, as well as a higher yield on the loan portfolio which increased from 6.30% for the six months ended June 30, 2006 to 6.55% for the six months ended June 30, 2007. These increases were related principally to commercial and total real estate loans reflecting current market conditions. Also, interest and dividends on investments and Federal Funds sold increased by $692,000 for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The increase in interest and dividends on investments reflected a higher yield on the components of the investment portfolio combined with an increase in the average balance of the portfolio for the six months ended June 30, 2007 compared to the same period in 2006. In addition, dividends received from the FHLB increased by $149,000 for the six months ended June 30, 2007 compared to the same period in 2006.

Interest Expense
----------------

Total interest expense increased by $2.1 million or 29.7%, from $6.9 million for the six months ended June 30, 2006 to $9.0 million for the six months ended June 30, 2007. The increase is due to both increased deposit and borrowing levels and higher interest rates. Management's strategy is to utilize FHLB advances and brokered certificates of deposit to supplement deposit runoff experienced in 2007. Market interest rates and our own deposit rates have also increased. Interest on deposits increased by $1.2 million or 29.4% when comparing the six months ended June 30, 2007 and 2006. As a result of the rate increases, the weighted average cost of deposits increased from 2.29% for the six months ended June 30, 2006 to 3.15% for the six months ended June 30, 2007.

Net Interest Margin
-------------------

As a result of the current interest rate environment and our rate increases on deposit accounts, the net interest margin has compressed 30 basis points from 3.31% for the six months ended June 30, 2006 to 3.0% at June 30, 2007. The compression in net interest margin was mostly due to balance sheet growth in an environment with an inverted yield curve and the corresponding compressed margins on loans and investments, combined with intense competition for deposits and increased wholesale funding costs.


The following table sets forth our average assets, liabilities, and stockholders' equity, interest earned and interest paid, average rates earned and paid, net interest spread and the net interest margin for the six months ended June 30, 2007, and
2006. Average balances reported are daily averages.

                                                                        Six Months Ended June 30,
                                           -----------------------------------------------------------------------------------
                                                            2007                                        2006
                                           ---------------------------------------     ---------------------------------------
                                           Average         Interest        Average     Average         Interest        Average
                                           Balance      Income/Expense      Rate       Balance      Income/Expense      Rate
                                           ---------------------------------------     ---------------------------------------
Assets:                                                                  (Dollars in thousands)
-------
Interest earning assets (1)
Loans:
  Commercial                               $ 52,326        $ 2,135          8.23%      $ 44,416        $ 1,658          7.53%
  Commercial real estate                    228,512          7,572          6.68%       228,745          7,319          6.45%
  Residential real estate                   149,954          4,285          5.76%       144,352          4,066          5.68%
  Consumer                                    2,737             82          6.04%         2,557             77          6.07%
                                           -------------------------------------       -------------------------------------
    Total loans                             433,529         14,074          6.55%       420,070         13,120          6.30%
Federal funds sold                            8,066            215          5.38%         2,738             64          4.71%
Taxable debt securities                     117,065          2,829          4.87%       109,752          2,394          4.40%
Tax-exempt debt securities (2)                4,401            146          6.70%         6,260            208          6.69%
Marketable equity securities                  5,381             70          2.62%         4,355             74          3.43%
FHLB stock                                    7,074            231          6.59%         6,304             82          2.62%
Other investments                               650             25          7.76%           650             18          5.58%
                                           -------------------------------------       -------------------------------------
    Total interest earning assets           576,166         17,590          6.16%       550,129         15,960          5.85%
                                                           -------                                     -------
Allowance for loan losses                    (4,345)                                     (4,358)
Deferred loan fees                             (202)                                       (330)
Cash and due from banks                      15,475                                      12,951
Other assets                                 23,903                                      26,229
                                           --------                                    --------
                                           $610,997                                    $584,621
                                           ========                                    ========

Liabilities and Stockholders' Equity:
-------------------------------------
Interest bearing liabilities
  Savings accounts                         $ 72,742        $   497          1.38%      $ 83,637        $   529          1.28%
  NOW accounts                               53,800            359          1.35%        56,715            361          1.28%
  Money market accounts                      27,892            373          2.70%        26,898            258          1.93%
  Time deposits                             187,439          4,162          4.48%       169,791          3,019          3.59%
  FHLB advances                             133,142          3,169          4.80%       110,998          2,365          4.30%
  Subordinated debt                          10,310            425          8.31%        10,310            394          7.71%
                                           ------------------------------------------  -------------------------------------
    Total interest bearing liabilities      485,325          8,985          3.73%       458,349          6,926          3.05%
                                                           -------                                     -------
Demand deposits                              73,651                                      73,868
Other liabilities                             1,939                                         842
                                           --------                                    --------
    Total liabilities                       560,915                                     533,059
    Total stockholders' equity               50,082                                      51,562
                                           --------                                    --------
                                           $610,997                                    $584,621
                                           ========                                    ========

      Net interest income                                  $ 8,605                                     $ 9,034
                                                           =======                                     =======
Net interest spread                                                         2.43%                                       2.80%
                                                                            ====                                        ====
Net interest margin                                                         3.01%                                       3.31%
                                                                            ====                                        ====

(1)   Average balance includes non-accruing loans. The effect of including such loans, although not material, is to reduce the average rate earned on the Company's loans.
(2)   On a fully taxable basis based on a tax rate of 35.0% for 2007 and 2006. Interest income on investments and net interest income includes a fully taxable equivalent adjustment of $51,000 in 2007 and $74,000 in 2006.

                                                               26

The following table presents the changes in components of net interest income for the six months ended June 30, 2007 and 2006, which are the result of changes in interest rates and the changes that the result of changes in volume of the underlying asset or liability. Changes that are attributable to the changes in both rate and volume have been allocated equally to rate and volume.

                                     Six Months Ended June 30,
                                 2007 vs. 2006 Increase (Decrease)
                                 ---------------------------------
                                  Total       Due to      Due to
                                  Change      Volume       Rate
                                 ---------------------------------
                                           (In thousands)

Commercial loans                  $  477      $ 309       $  168
Commercial real estate               253         (9)         262
Residential real estate              219        159           60
Consumer loans                         5          5            -
Federal funds sold                   151        133           18
Taxable debt securities              435        168          267
Tax-exempt debt securities           (62)       (62)           -
Marketable equity securities          (4)        15          (19)
FHLB Stock                           149         18          131
Other investments                      7          -            7
                                  ------------------------------
  Total interest income            1,630        736          894
                                  ------------------------------

Savings accounts                     (32)       (71)          39
NOW accounts                          (2)       (19)          17
Money market accounts                115         11          104
Time deposits                      1,143        355          788
FHLB advances                        804        501          303
Subordinated debt                     31          -           31
                                  ------------------------------
  Total interest expense           2,059        777        1,282
                                  ------------------------------
    Net interest income           $ (429)     $ (41)      $ (388)
                                  ==============================

Provision for Loan Losses
-------------------------

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. In 2007, a review of the allowance for loan losses resulted in a reallocation of the allowance based on qualitative factor analysis, the introduction of commercial loan risk ratings in the analysis, and the transfer of the off-balance-sheet component of the allowance to other liabilities. Management concluded that no provision for loan losses was required for the six months ended June 30, 2007. A provision for loan losses of $39,000 was recorded for the six months ended June 30, 2006.

Non-Interest Income
-------------------

Non-interest income increased from $1.3 million for the six months ended June 30, 2006 to $1.5 million for the six months ended June 30, 2007, an increase of $293,000 or 23.5%. The increase was mainly due to the gain on the sale of available-for-sale securities which changed from a loss of $169,000 for the six months ended June 30, 2006 to a gain of $139,000 for the six months ended June 30, 2007, an increase of $308,000. In 2007, after reviewing the investment market and the investment portfolio, management determined that the sale of certain securities to realize market appreciation was appropriate. In 2006, the Company restructured the investment portfolio by selling $14.5 million of low-yielding obligations of government sponsored enterprises, resulting in realized losses of $176,000. Additionally, service charges on deposit accounts increased by $22,000 from $659,000 for the six months ended June 30, 2006 to $681,000 for the six months ended June 30, 2007. Other income decreased $44,000, or 8.1%, from $546,000 for the six months ended June 30, 2006 to $502,000 for the six months ended June 30, 2007. This was the result of decreased volumes of sales of non-deposit investment products combined with a changed sales environment. The Company formerly recorded gross income on sales whereas in 2007 the function has been outsourced, and the Company now records income net of commissions and other expenses.

Non-Interest Expense
--------------------

Non-interest expense decreased from $7.7 million for the six months ended June 30, 2006 to $7.5 million for the six months ended June 30, 2007, a decrease of $156,000 or 2.0%. Salaries and employee benefits decreased by $385,000 or 8.8%, from $4.4 million for the six months ended June 30, 2006 to $4.0 million for the six months ended June 30, 2007. The decrease in salaries and benefits was primarily attributable staff reductions and a reduction in pension expense on a comparable six month basis. Staff reductions resulted primarily from outsourcing the Company's core item processing, back office proof operations and internal audit in 2006. Pension expense decreased due to $133,000 of expense for settlement accounting recognized on the Bank's defined benefit pension plan in 2006. See Note E to the consolidated financial statements included herein for stock-based compensation awards that will increase compensation expense in periods subsequent to June 30, 2007. Also see Part II,
Item 5-Other Information, for new defined contribution supplemental executive retirement plans that will increase benefits expense in periods subsequent to June 30, 2007. Professional fees decreased $208,000 as a result of the non-recurrence of various accounting and regulatory matters that occurred during the six months ended June 30, 2006. Marketing expense increased $141,000 to $328,000 for the six months ended June 30, 2007 from $187,000 for the six months ended June 30, 2006. This increase is attributable to expenses related to the Bank's rebranding initiative and the launch of a new deposit product during the period ended June 30, 2007. Data processing expenses increased $374,000 from $199,000 for the six months ended June 30, 2006 to $573,000 for the six months ended June 30, 2007. The increase was primarily due to expenses associated with outsourced core processing, item processing and statement rendering functions that were done in-house during the same period of 2006. Other expenses decreased $93,000 or 8.2% from $ 1.1 million for the six months ended June 30, 2006 to $1 million for the six months ended June 30, 2007, due primarily to reduced Board committee meeting expense.

Provision for Income Taxes
--------------------------

Income before income taxes was $2.6 million for the six months ended June 30, 2007 as compared to $2.5 million for the six months ended June 30, 2006. The provision for income taxes totaled $885,000 and $935,000 for the six months ended June 30, 2007 and 2006, respectively, representing effective tax rates of 34.7% and 37.9%, respectively. The lower effective tax rate is primarily due to an increase in interest income at the Company's securities corporations, which receive favorable tax rates.

Capital
-------

At June 30, 2007, our total stockholders' equity was $50.8 million, a decrease of $482,000 from $51.2 million at December 31, 2006. Additions consisted primarily of net income of $1.7 million for the six months ended June 30, 2007. There were 15,665 shares of common stock issued at a value of $275,000, pursuant to regular reinvestment and optional cash contributions under our Dividend Reinvestment Program. Stock options exercised, resulted in the issuance of 18,000 shares at a value of $254,000, including a tax benefit of $19,000, and stock compensation expense of $91,000. Other comprehensive losses were $166,000, relating to market declines in the Company's securities available for sale. Reductions in capital related to dividends declared of $758,000, the repurchase of 94,956 shares of common stock under our stock repurchase program at a cost of $1.6 million, and the purchase of 12,723 shares of stock at a cost of $225,000 to be used to grant potential stock awards.

Under the requirements for Risk Based and Leverage Capital of the federal banking agencies, a minimum level of capital will vary among banks based on safety and soundness of operations. Risk Based Capital ratios are calculated with reference to risk-weighted assets, which include both on and off balance sheet exposure.

In addition to meeting the required levels, the Company's and the Bank's capital ratios meet the criteria of the well-capitalized category established by the federal banking agencies as of June 30, 2007 and at December 31, 2006. The Tier I Capital leverage ratio and Tier I Capital to risk weighted assets ratio for the Company are 9.65% and 13.01%, respectively, at June 30, 2007. The Company's Tier I Capital leverage ratio and Tier I Capital to risk weighted assets ratio at December 31, 2006 were 9.90% and 14.18%, respectively. The Tier I Capital leverage ratio and Tier I Capital to risk weighted assets ratio for the Bank are 8.01% and 10.75%, respectively, at June 30, 2007. The Bank's Tier I Capital leverage ratio and Tier I Capital to risk weighted assets ratio at December 31, 2006 were 8.78% and 12.60%, respectively.

Off-Balance Sheet Arrangements
------------------------------

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Liquidity
---------

Our principal sources of funds are customer deposits, amortization and payoff of existing loan principal, and sales, amortization or maturities of various investment securities. The Bank is a voluntary member of the FHLB and as such, may take advantage of the FHLB's borrowing programs to enhance liquidity and leverage its favorable capital position. The Bank also may draw on lines of credit at the FHLB or the Federal Reserve Board, and enter into repurchase or reverse repurchase agreements with authorized brokers. These various sources of liquidity are used to fund withdrawals, new loans, and investments.

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

Our investment securities portfolio provides us with liquidity. Our policy of purchasing shorter-term debt securities reduces market risk in the bond portfolio while providing significant cash flow. For the six months ended June 30, 2007, cash flow from maturities, calls and pay-downs of securities was $12.7 million, proceeds from sales of securities totaled $1 million, compared to maturities, calls and pay-downs of securities of $7.7 million, and proceeds from sales of securities of $15.1 million for the six months ended June 30, 2006.

Purchases of securities totaled $6.7 million and $6.4 million for the six months ended June 30, 2007 and June 30, 2006, respectively.

Amortization and pay-offs of the loan portfolio also provides us with significant liquidity. Traditionally, amortization and pay-offs are reinvested into loans. Excess liquidity is invested in federal funds sold and overnight investments at the FHLB.

We have also used borrowed funds as a source of liquidity. At June 30, 2007, the Bank's outstanding borrowings from the FHLB were $137.9 million. The Bank has the capacity to borrow an additional $4.0 million from the FHLB as of June 30, 2007. The Bank has the ability to increase this capacity with additional asset pledges. The Bank has obtained brokered certificates of deposits as an additional funding source during the quarter ending June 30, 2007, with an outstanding balance of $23.3 million at quarter end. These deposits mature over the next three months. While management will evaluate future brokered certificates of deposit, the bank expects that FHLB borrowings will remain the primary source of additional liquidity.

Loan originations for the six months ended June 30, 2007 totaled $54.0 million. Commitments to originate loans at June 30, 2007 were $26.5 million, excluding unadvanced construction funds totaling $12.9 million, unadvanced commercial lines of credit totaling $24.3 million and unadvanced home equity lines totaling $15.8 million. Management believes that adequate liquidity is available to fund loan commitments utilizing deposits, loan amortization, maturities of securities, or borrowings.

The increase in liquidity is due to the utilization of advances from the FHLB in conjunction with the investment portfolio maturities, calls and paydowns of certain state and municipal obligations and mortgage-backed securities that were used to provide liquidity for the current loan growth and deposit runoff.

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

The following table reflects our estimated exposure as a percentage of net interest income and the change in basis points for the next twelve months, assuming an immediate change in interest rates set forth below:

       Rate Change       Estimated Exposure as a Percentage         Change
      (Basis Points)           of Net Interest Income           (Basis Points)
      ------------------------------------------------------------------------

           +200                       -10.79%                       (19)
           -200                         5.60%                        10

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

      Rate Change       Economic Value     Change from
     (Basis Points)       of Equity        Flat Rates
     -------------------------------------------------

          Flat              13.38%             N/A
          +200              12.03%           -1.35%
          -200              13.83%            0.44%

                                     ITEM 4

                            CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2007 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure. In connection with the rules regarding disclosure and control procedures, we intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

                                     ITEM 2

          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides certain information with respect to our purchase of our common stock during the quarter ended June 30, 2007.

---------------------------------------------------------------------------------------------------------------------------
                                                                       (c) Total Number of        (d) Maximum Number (or
                                         (a) Total                     Shares Purchased as     Approximate Dollar Value) of
                                         Number of     (b) Average       Part of Publicly         Shares that may yet be
                                           Shares       Price Paid      Announced Plans or     Purchased under the Plans or
               Period                    Purchased      per Share          Programs (1)                Programs (1)
---------------------------------------------------------------------------------------------------------------------------
April 1, 2007 through April 30, 2007        1,965         $17.22               1,965                      114,623
---------------------------------------------------------------------------------------------------------------------------
May 1, 2007 through May 31, 2007            9,137         $16.71               9,137                      105,486
---------------------------------------------------------------------------------------------------------------------------
June 1, 2007 through June 30, 2007         21,849         $16.21              21,849                       83,637
---------------------------------------------------------------------------------------------------------------------------
               Total                       32,951         $16.41              32,951                       83,637
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

DEFAULTS UPON SENIOR SECURITIES

None.

                                     ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Company's Shareholders was held on May 16, 2007 with the following matter being voted upon and with the indicated results:

Election of Directors for terms expiring in 2010

                                                  Votes
                                         -----------------------
            Nominee                         For         Withheld
-------------------------------          ---------      --------

Paul C. Downey                           2,797,848       299,837
Mary Lynn D. Lenz                        2,774,543       323,142
Majed Mouded, MD                         2,978,888       118,797
William J. Piccerelli, CPA, CVA          2,798,146       299,539
David F. Westgate                        2,989,996       107,689

                                     ITEM 5

OTHER INFORMATION

On August 9, 2007, the Company entered into letter agreements (the "Agreements") with Mary Lynn D. Lenz, President and Chief Executive Officer and Deborah A. McLaughlin, Executive Vice President and Chief Financial Officer/Chief Operations Officer (the "Executive Officers") that set forth the compensation programs to be implemented for the remainder of 2007 for the Executive Officers.

Pursuant to the Agreements, the Company and the Executive Officers will enter into new defined contribution supplemental executive retirement plans (the "New SERPs") which will be credited with (1) one-time "catch-up" contributions in 2007 in the amount of $250,000 for Ms. Lenz and $50,000 for Ms. McLaughlin; and
(2) annual contributions at year-end for 2007 and each year thereafter in an amount equal to 20% of the Executive Officers' base salary for the relevant year. Such amounts will be fully vested at all times and will be placed in rabbi trusts for the benefit of the Executive Officers. The "catch-up" contributions will be charged to compensation expense upon the execution of the New SERPs, and the anticipated annual contributions will be recognized as compensation expense on a straight-line basis during each relevant year. In the third quarter, the Company will record the "catch-up" contributions and nine months of expense for 2007. In the event of a change of control of the Company, each Executive Officer will receive an additional contribution of 60% of the Executive Officer's then current base salary, in addition to amounts already accrued under the New SERPs.

                                     ITEM 6

EXHIBITS

Exhibits: See exhibit index.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SLADE'S FERRY BANCORP.
                                        -----------------------------------
                                        (Registrant)


August 14, 2007                         /s/ Mary Lynn D. Lenz
-----------------------                 -----------------------------------
(Date)                                  Mary Lynn D. Lenz
                                        President
                                        Chief Executive Officer
                                        (Principal Executive Officer)


August 14, 2007                         /s/ Deborah A. McLaughlin
-----------------------                 -----------------------------------
(Date)                                  Deborah A. McLaughlin
                                        Executive Vice President
                                        Chief Financial Officer &
                                        Chief Operations Officer
                                        (Principal Financial and Accounting
                                        Officer)

                                 EXHIBIT INDEX

Exhibit No.     Description                                                                        Item
-----------     -----------                                                                        ----

3.1             Amended and Restated Articles of Incorporation of Slade's Ferry Bancorp.            (1)

3.2             Amended and Restated Bylaws of Slade's Ferry Bancorp.                               (2)

3.3             Articles of Amendment to the Amended and Restated Articles of Incorporation         (3)
                of Slade's Ferry Bancorp

10.1            Slade's Ferry Bancorp. 1996 Stock Option Plan, as amended                           (4)

10.2            Amended and Restated Supplemental Executive Retirement Agreement between
                Slade's Ferry Bancorp. and Manuel J. Tavares                                        (5)

10.3            Supplemental Executive Retirement Agreement between Slade's Ferry Bancorp.          (6)
                and Mary Lynn D. Lenz

10.4            Employment Agreement between Slade's Ferry Bancorp. and Mary Lynn D. Lenz           (7)

10.5            Employment Agreement between Slade's Ferry Bancorp. and Deborah A. McLaughlin       (8)

10.6            Employment Agreement between Slade's Ferry Bancorp. and Manuel J. Tavares           (9)

10.7            Form Change of Control Agreement                                                   (10)

10.8            Severance Pay Plan                                                                 (11)

10.9            Slade's Ferry Bancorp. 2004 Equity Incentive Plan                                  (12)

10.10           Form of Amendment to Directors' Supplemental Retirement Program for
                Non-Employee Directors                                                             (13)

11.1            Statement Regarding Computation of Per Share Earnings

31.1            Rule 13a-14(a)/15d-14(a) Certification of the CEO

31.2            Rule 13a-14(a)/15d-14(a) Certification of the CFO

32.1            Section 1350 Certification of the CEO

32.2            Section 1350 Certification of the CFO

--------------------
(1)   Incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with the
      Commission on April 14, 1997.
(2)   Incorporated by reference to the Registrant's Form 8-K filed with the Commission on June 26, 2006.
(3)   Incorporated by reference to the Registrant's Form 8-K filed with the Commission on December 21,
      2004.
(4)   Incorporated by reference to the Registrant's Form 10-Q/A for the quarter ended June
      30, 1999.
(5)   Incorporated by reference to the Registrant's Form 8K filed with the Commission on July 18, 2007.
(6)   Incorporated by reference to Exhibit 10.10 to the Registrant's Form 10-Q/A for the quarter ended
      March 31, 2003.
(7)   Incorporated by reference to Exhibit 10.11 to the Registrant's Form 10-Q/A for the quarter ended
      June 30, 2004.
(8)   Incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-Q/A for the quarter ended
      September 30, 2004.
(9)   Incorporated by reference to Exhibit 10.8 to the Registrant's Form 10-Q/A for the quarter ended
      September 30, 2004.
(10)  Incorporated by reference to the Registrant's Form 8-K filed with the Commission on January 13,
      2005.
(11)  Incorporated by reference to the Registrant's Form 8-K filed with the Commission on January 14,
      2005.
(12)  Incorporated by reference to Appendix C to the Registrant's Proxy Statement filed on April 9, 2004
(13)  Incorporated by reference to the Registrant's Form 8-K filed with the Commission on December 22,
      2006.