Form 10-Q
period 2007-09-30
SLADES FERRY BANCORP
filed 2007-11-14
CIK 857499

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2007
                               ----------------------

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

             Common stock ($0.01 par value) 4,009,353 outstanding
                        shares as of October 31, 2007.
             ----------------------------------------------------

                               TABLE OF CONTENTS
                                     Part I

ITEM 1 - Financial Statements (Unaudited)                                     3

       * Consolidated Balance Sheets - September 30, 2007
          and December 31, 2006
       * Consolidated Statements of Income - Three Months Ended September 30, 2007 and 2006
       * Consolidated Statements of Income - Nine months ended September 30, 2007 and 2006
       * Consolidated Statement of Changes in Stockholders' Equity - Nine months ended September 30, 2007
       * Consolidated Statements of Cash Flows - Nine months ended September 30, 2007 and 2006
       * Notes to Consolidated Financial Statements

ITEM 2 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          12

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk          31

ITEM 4 - Controls and Procedures                                             33

                                    Part II

ITEM 1 - Legal Proceedings                                                   34

ITEM 1A - Risk Factors                                                       34

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds         34

ITEM 3 - Defaults Upon Senior Securities                                     35

ITEM 4 - Submission of Matters to a Vote of Security Holders                 35

ITEM 5 - Other Information                                                   35

ITEM 6 - Exhibits                                                            35

                                                    ITEM 1

                                             FINANCIAL STATEMENTS

                                     SLADE'S FERRY BANCORP. AND SUBSIDIARY
                                          CONSOLIDATED BALANCE SHEETS
                                                  (Unaudited)

                                                                     September 30, 2007     December 31, 2006
                                                                     ------------------     -----------------
Assets                                                                             (In thousands)
------

Cash and due from banks                                                   $ 11,390              $ 19,448
Interest-bearing deposits with other banks                                     550                 1,007
Federal funds sold                                                           9,535                 1,900
                                                                          --------              --------
      Cash and cash equivalents                                             21,475                22,355
Interest-bearing certificates of deposit with other banks                      100                   100
Securities available for sale                                               86,422               105,603
Securities held to maturity (fair value approximates $20,251
 as of September 30, 2007 and $24,219 as of December 31, 2006)              20,673                24,623
Federal Home Loan Bank stock, at cost                                        7,644                 6,856
Loans, net of allowance for loan losses of $4,467 at
 September 30, 2007 and $4,385 at December 31, 2006                        445,099               422,370
Premises and equipment, net                                                  7,522                 5,587
Goodwill                                                                     2,173                 2,173
Accrued interest receivable                                                  2,466                 2,311
Bank-owned life insurance                                                   12,548                12,317
Deferred tax asset, net                                                      1,949                 2,039
Other assets                                                                 1,141                 1,426
                                                                          --------              --------
                                                                          $609,212              $607,760
                                                                          ========              ========

Liabilities and Stockholders' Equity
------------------------------------

Deposits:
  Noninterest-bearing                                                     $ 75,231              $ 79,101
  Interest-bearing                                                         324,555               344,905
                                                                          --------              --------
      Total deposits                                                       399,786               424,006
Short-term borrowings                                                        5,000                   -
Long-term borrowings                                                       139,279               119,058
Subordinated debentures                                                     10,310                10,310
Accrued expenses and other liabilities                                       3,394                 3,141
                                                                          --------              --------
      Total liabilities                                                    557,769               556,515
Stockholders' equity:
  Common stock, par value $0.01 per share; authorized 5,000,000 shares; issued and outstanding 4,009,353 shares at
   September 30, 2007 and 4,102,242 shares at December 31, 2006                 40                    41
  Additional paid-in capital                                                30,016                31,444
  Retained earnings                                                         22,489                21,111
  Accumulated other comprehensive loss                                        (158)                 (464)
  Unearned compensation                                                       (944)                 (887)
                                                                          --------              --------
      Total stockholders' equity                                            51,443                51,245
                                                                          --------              --------
                                                                          $609,212              $607,760
                                                                          ========              ========

The accompanying notes are an integral part of these consolidated financial statements.

                             SLADE'S FERRY BANCORP. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF INCOME
                                          (Unaudited)

                                                           Three Months Ended September 30,
                                                                 2007           2006
                                                                 ----           ----

                                                        (In thousands, except per share data)

Interest and dividend income:
  Interest and fees on loans                                  $    7,246     $    7,077
  Interest and dividends on securities:
    Taxable                                                        1,523          1,501
    Tax-exempt                                                        45             61
  Interest on federal funds sold                                     161             44
  Other interest                                                      19             10
                                                              ----------     ----------
      Total interest and dividend income                           8,994          8,693
                                                              ----------     ----------
Interest expense:
  Interest on deposits                                             2,639          2,616
  Interest on Federal Home Loan Bank advances                      1,693          1,196
  Interest on subordinated debentures                                217            217
                                                              ----------     ----------
      Total interest expense                                       4,549          4,029
                                                              ----------     ----------
Net interest and dividend income                                   4,445          4,664
Provision for loan losses                                            170            -
                                                              ----------     ----------
Net interest income, after provision for loan losses               4,275          4,664
                                                              ----------     ----------
Noninterest income:
  Service charges on deposit accounts                                349            373
  Gain on sales and calls of available-for-sale
   securities, net                                                   377             19
  Increase in cash surrender value of life
   insurance policies                                                126            107
  Other income                                                       245            233
                                                              ----------     ----------
      Total noninterest income                                     1,097            732
                                                              ----------     ----------
Noninterest expense:
  Salaries and employee benefits                                   2,411          2,044
  Occupancy and equipment expense                                    499            478
  Professional fees                                                  311            378
  Marketing expense                                                  106             86
  Data processing                                                    245            221
  Other expense                                                      551            531
                                                              ----------     ----------
      Total noninterest expense                                    4,123          3,738
                                                              ----------     ----------
Income before income taxes                                         1,249          1,658
Provision for income taxes                                           417            615
                                                              ----------     ----------
      Net income                                              $      832     $    1,043
                                                              ==========     ==========

Earnings per share:
  Basic                                                       $     0.21     $     0.25
                                                              ==========     ==========
  Diluted                                                     $     0.21     $     0.25
                                                              ==========     ==========
Average common shares outstanding:
  Basic                                                        4,011,313      4,162,753
                                                              ==========     ==========
  Diluted                                                      4,024,550      4,174,460
                                                              ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                             SLADE'S FERRY BANCORP. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF INCOME
                                          (Unaudited)

                                                           Nine Months Ended September 30,
                                                                 2007           2006
                                                                 ----           ----
                                                        (In thousands, except per share data)

Interest and dividend income:
  Interest and fees on loans                                  $   21,320     $   20,197
  Interest and dividends on securities:
    Taxable                                                        4,653          4,051
    Tax-exempt                                                       140            196
  Interest on federal funds sold                                     376            109
  Other interest                                                      44             27
                                                              ----------     ----------
      Total interest and dividend income                          26,533         24,580
                                                              ----------     ----------
Interest expense:
  Interest on deposits                                             8,030          6,783
  Interest on Federal Home Loan Bank advances                      4,862          3,561
  Interest on subordinated debentures                                642            612
                                                              ----------     ----------
      Total interest expense                                      13,534         10,956
                                                              ----------     ----------
Net interest and dividend income                                  12,999         13,624
Provision for loan losses                                            170             39
                                                              ----------     ----------
Net interest income, after provision for loan losses              12,829         13,585
                                                              ----------     ----------
Noninterest income:
  Service charges on deposit accounts                              1,030          1,032
  Gain (loss) on sales and calls of
   available-for-sale securities, net                                516           (150)
  Increase in cash surrender value of life
   insurance policies                                                346            320
  Other income                                                       747            779
                                                              ----------     ----------
      Total noninterest income                                     2,639          1,981
                                                              ----------     ----------
Noninterest expense:
  Salaries and employee benefits                                   6,424          6,442
  Occupancy and equipment expense                                  1,497          1,461
  Professional fees                                                  903          1,178
  Marketing expense                                                  434            273
  Data processing                                                    818            420
  Other expense                                                    1,593          1,666
                                                              ----------     ----------
      Total noninterest expense                                   11,669         11,440
                                                              ----------     ----------
Income before income taxes                                         3,799          4,126
Provision for income taxes                                         1,302          1,550
                                                              ----------     ----------
      Net income                                              $    2,497     $    2,576
                                                              ==========     ==========

Earnings per share:
  Basic                                                       $     0.62     $     0.62
                                                              ==========     ==========
  Diluted                                                     $     0.62     $     0.62
                                                              ==========     ==========
Average common shares outstanding:
  Basic                                                        4,045,921      4,079,396
                                                              ==========     ==========
  Diluted                                                      4,058,893      4,094,752
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

                                               SLADE'S FERRY BANCORP. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                            (Unaudited)

                                                                                          Accumulated
                                        Shares of              Additional                    Other
                                         Common      Common     Paid-in      Retained    Comprehensive      Unearned
                                          Stock      Stock      Capital      Earnings        Loss         Compensation     Total
                                        -----------------------------------------------------------------------------------------
                                                                  (In thousands, except per share data)

Balance at December 31, 2006            4,102,242     $41       $31,444      $21,111        $(464)           $(887)       $51,245
Comprehensive income:

  Net income                                    -       -             -        2,497            -                -          2,497

  Other comprehensive loss                      -       -             -            -          306                -            306
                                                                                                                          -------
      Comprehensive income                                                                                                  2,803
                                                                                                                          -------
Issuance of common stock                   15,665       -           275            -            -                -            275

Stock options exercised                    18,000       -           254            -            -                -            254

Excess tax benefit from stock
 based comepensation                            -       -            19            -            -                -             19

Stock-based compensation                        -       -           115            -            -                -            115

Purchase of treasury stock               (121,831)     (1)       (2,069)           -            -                          (2,070)

Purchase of stock for award plan          (12,723)      -             -            -            -             (225)          (225)

Restricted shares awarded
 (8,000 shares vested)                      8,000       -           (22)           -            -              168            146

Dividends declared ($.27 per share)             -       -             -       (1,119)           -                -         (1,119)

                                        -----------------------------------------------------------------------------------------
Balance at September 30, 2007           4,009,353     $40       $30,016      $22,489        $(158)           $(944)       $51,443
                                        =========================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                            SLADE'S FERRY BANCORP. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)

                                                             Nine Months Ended September 30,
                                                             -------------------------------
                                                                   2007           2006
                                                                   ----           ----
                                                                     (In thousands)

Cash flows from operating activities:
Net income                                                       $   2,497      $  2,576
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Amortization, net of accretion of securities                          (5)           74
  (Gain) loss on sales and calls of available-for-sale
   securities, net                                                    (516)          150
  Amoritization of net deferred loan fees                              (40)          (45)
  Provision for loan losses                                            170            39
  Deferred tax benefit                                                 (38)         (152)
  Depreciation and amortization                                        636           653
  (Gain) loss on sale of assets                                         (3)            5
  Increase in cash surrender value of life insurance                  (346)         (320)
  Stock-based compensation                                             261           185
  Excess tax benefits from stock-based compensation                    (19)          (82)
  Net change in:
    Other assets                                                       285           233
    Accrued interest receivable                                       (155)         (161)
    Other liabilities                                                  186            54
                                                                 ---------      --------
      Net cash provided by operating activities                      2,913         3,209
                                                                 ---------      --------

Cash flows from investing activities:
  Activity in available-for-sale securities:
    Purchases                                                       (8,453)      (35,714)
    Sales                                                           11,309        15,382
    Maturities, calls and pay-downs                                 17,361         7,790
  Activity in held-to-maturity securities:
    Maturities, calls and pay-downs                                  3,888         3,515
  Purchases of Federal Home Loan Bank stock                           (788)         (552)
  Loan originations, net of principal payments                     (22,771)      (16,812)
  Recoveries of loans previously charged off, net                      (21)           (2)
  Capital expenditures                                              (2,591)         (475)
  Proceeds from sale of property and equipment                          23            24
  Proceeds from redemption of Bank Owned Life Insurance                115           -
                                                                 ---------      --------
      Net cash used in investing activities                         (1,928)      (26,844)
                                                                 ---------      --------

The accompanying notes are an integral part of these consolidated financial statements.

                            SLADE'S FERRY BANCORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                         (Unaudited)

                                                             Nine Months Ended September 30,
                                                             -------------------------------
                                                                   2007           2006
                                                                   ----           ----
                                                                     (In thousands)

Cash flows from financing activities:
  Net decrease in noninterest-bearing deposits                   $  (3,870)     $ (4,067)
  Net (decrease) increase in interest-bearing deposits             (20,350)       10,892
  Short-term advances from Federal Home Loan Bank                  285,315        33,000
  Long-term advances from Federal Home Loan Bank                    45,000        40,000
  Payments on Federal Home Loan Bank short-term advances          (280,315)      (40,000)
  Payments on Federal Home Loan Bank long-term advances            (24,779)      (19,927)
  Proceeds from issuance of common stock                               275           448
  Stock options exercised                                              254           305
  Excess tax benefits from stock-based compensation                     19            82
  Purchase of treasury stock                                        (2,070)         (570)
  Unearned compensation                                               (225)         (475)
  Dividends paid on common stock                                    (1,119)       (1,128)
                                                                 ---------      --------
      Net cash provided by financing activities                     (1,865)       18,560
                                                                 ---------      --------

Net decrease in cash and cash equivalents                             (880)       (5,075)
Cash and cash equivalents at beginning of period                    22,355        20,018
                                                                 ---------      --------
Cash and cash equivalents at end of period                       $  21,475      $ 14,943
                                                                 =========      ========

Supplemental disclosures:
  Interest paid                                                  $  13,531      $ 11,039
  Income taxes paid                                              $   1,564      $    737

The accompanying notes are an integral part of these consolidated financial statements.

                     SLADE'S FERRY BANCORP. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                               September 30, 2007

Note A - Recent Developments
----------------------------

On October 11, 2007, Independent Bank Corp., parent of Rockland Trust Company, and the Company jointly announced the signing of a definitive merger agreement by which Independent Bank Corp. will acquire the Company and the Bank will merge into Rockland Trust. The acquisition is expected to close during the first quarter of 2008, pending regulatory and shareholder approval.

Note B - Basis of Presentation
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the management of Slade's Ferry Bancorp. (the "Company"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The year-end consolidated financial data was derived from audited financial statements, but does not include all disclosures required by GAAP. This Form 10-Q should be read in conjunction with the Company's Annual Report filed on Form 10-K for the year ended December 31, 2006.

Note C - Accounting Policies
----------------------------

The accounting principles followed by Slade's Ferry Bancorp. and subsidiary and the methods of applying these principles which materially affect the determination of financial position, results of operations, or changes in financial position are consistent with those used for the year ended December 31, 2006, except for the adoption of Financial Accounting Standards Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN48), effective January 1, 2007. See Note D.

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, Slade's Ferry Trust Company (the "Bank") and the Bank's wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. The Company accounts for its other wholly owned subsidiary, Slade's Ferry Statutory Trust I, using the equity method.

Note D - Recent Accounting Pronouncements
-----------------------------------------

The Company adopted FIN 48 effective January 1, 2007, which clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The adoption of FIN 48 had no impact on the Company's consolidated financial statements.

Note E - Pension Plan
---------------------

The components of net periodic pension expense cost are as follows:

                                  Three Months Ended September 30,    Nine Months Ended September 30,
                                  --------------------------------    -------------------------------
                                       2007              2006               2007           2006
                                       ----              ----               ----           ----
                                                            (In thousands)

Interest cost                          $ 11              $ 15               $ 34           $ 48
Service cost and expenses                 7                 -                 20              -
Expected return on plan assets          (19)              (26)               (58)           (84)
Settlements                               -               108                 38            241
Recognized net actuarial loss             5                 6                 13             21
                                       ----              ----              -----           ----
                                       $  4              $103               $ 47           $226
                                       ====              ====               ====           ====

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2006 that it expects to make no contributions to the plan in 2007.

Note F - 2004 Equity Incentive Plan
-----------------------------------

Stock options granted under the Slade's Ferry Bancorp. 2004 Equity Incentive Plan (the "2004 Plan") may be either incentive stock options or non-qualified stock options. The exercise price for incentive stock options granted to employees shall not be less than 100 percent of the fair market value at grant date. No stock option shall be exercisable more than 10 years after the date the stock option is granted. The 2004 Plan also provides for the granting of Unrestricted Stock Awards, Restricted Stock Awards, and Deferred Stock Awards.

On July 17, 2007, the Compensation Committee of the Company's Board of Directors (the "Committee") approved the granting of (1) 24,000 Incentive Stock Options to purchase shares of Company common stock, of which 8,000 vested immediately, 8,000 vest on May 31, 2008 and 8,000 vest on May 31, 2009, and (2) 32,000 Restricted Stock Awards, of which 6,500 vested on September 1, 2007, 6,500 vest on May 31, 2008, 12,500 vest on May 31, 2009 and 6,500 vest on May
31, 2010. On August 9, 2007, the Committee granted 29,000 Restricted Stock Awards, of which 7,250 vest each August 31, 2008, 2009, 2010 and 2011. Compensation expense related to these awards for the three months ended September 30, 2007 was $170,000. An additional 1,500 shares vested on September 4, 2007 due to the passing of one director. Total compensation expense for share awards for the nine months ending September 30, 2007 was $261,000.

A summary of options under the 2004 Plan as of September 30, 2007, and changes during the nine months then ended, (shares in thousands) is presented below:

                                                                      Weighted
                                                                       Average
                                                                      Remaining
                                                                     Contractual     Aggregate
                                                Weighted Average        Term         Intrinsic
                                     Shares      Exercise Price      (in years)        Value
                                     ------     ----------------     -----------     ---------

Outstanding at January 1, 2007        231            $18.18
  Granted                              34             16.34
  Exercised                           (18)            14.15
  Forfeited                             -                 -
  Expired                             (19)            18.27
                                      ---            ------              ---           -----
Outstanding at September 30, 2007     228             18.21              4.4           $   -
                                      ===            ======              ===           =====
Exercisable at September 30, 2007     189            $18.37              3.9           $   -
                                      ---            ------              ---           -----

A summary of restricted shares under the 2004 Plan as of September 30, 2007, and changes during the nine months then ended, (shares in thousands) is presented below:

                                                      Weighted Average
                                                      Grant Date Fair
                                            Shares          Value
                                            ------    ----------------

         Nonvested at January 1, 2007          -                -
           Granted                            61            15.77
           Vested                             (8)           16.02
           Forfeited                           -                -
                                              --            -----
         Nonvested at September 30, 2007      53            15.74
                                              ==            =====

Note G - Comprehensive Income
-----------------------------

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive loss and related tax effects are as follows:

                                                              Three Months Ended September 30,    Nine Months Ended September 30,
                                                              --------------------------------    -------------------------------
                                                                   2007              2006              2007              2006
                                                                   ----              ----              ----              ----
                                                                                         (In thousands)

Unrealized gains (losses) on securities available for sale        $1,125            $1,244            $ 969             $ 603
Reclassification adjustment for losses (gains) realized
 in income                                                          (377)              (19)            (516)              150
                                                                  ------            ------            -----             -----
Net unrealized gains                                                 748             1,225              453               753
Tax effect                                                          (292)             (460)            (163)             (274)
                                                                  ------            ------            -----             -----
Net unrealized gains after tax effect                                456               765              290               479

Change in unrecognized net actuarial loss -
 defined benefit plan                                                 26                 -               26                 -
Tax Effect                                                           (10)                -              (10)                -
                                                                  ------            ------            -----             -----
Net change in unrecognized actuarial loss -
 defined benefit plan                                                 16                 -               16                 -
                                                                  ------            ------            -----             -----
      Net-of-tax amount                                           $  472            $  765            $ 306             $ 479
                                                                  ======            ======            =====             =====

The components of accumulated other comprehensive loss, included in stockholders' equity, are as follows:

                                                 September 30,    December 31,
                                                      2007            2006
                                                 -------------    ------------
                                                         (In thousands)

Net unrealized gains (losses) on securities
 available for sale                                  $  73           $(380)
Tax effect                                             (24)            139
                                                     -----           -----
      Net-of-tax amount                                 49            (241)
                                                     -----           -----

Unrecognized net actuarial loss pertaining
 to defined benefit plan                              (351)           (377)
Tax effect                                             144             154
                                                     -----           -----
      Net-of-tax amount                               (207)           (223)
                                                     -----           -----
                                                     $(158)          $(464)
                                                     =====           =====

                                     ITEM 2

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Slade's Ferry Bancorp., a Massachusetts corporation, is a bank holding company headquartered in Somerset, Massachusetts with consolidated assets of $609.2 million, consolidated net loans and leases of $445.1 million, consolidated deposits of $399.8 million and consolidated shareholders' equity of $51.4 million as of September 30, 2007. We conduct our business principally through our wholly-owned subsidiary, Slade's Ferry Trust Company (referred to herein as the "Bank"), a Massachusetts-chartered trust company. Our common stock is listed in the NASDAQ Capital Market under the symbol "SFBC."

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements:

      (1)   enactment of adverse government regulation;
      (2) competitive pressures among depository and other financial institutions may increase significantly and have an effect on pricing, spending, third-party relationships and revenues;
      (3) the strength of the United States economy in general and specifically the strength of the New England economies may be different than expected, resulting in, among other things, a deterioration in overall credit quality and borrowers' ability to service and repay loans, or a reduced demand for credit, including the resultant effect on our loan portfolio, levels of charge-offs and non-performing loans and allowance for loan losses;
      (4) changes in the interest rate environment may reduce interest margins and adversely impact net interest income;
      (5) changes in assumptions used in making such forward-looking statements; and
      (6) the impact of the proposed acquisition of Slade's Ferry Bancorp by Independent Bank Corp.

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

Comparison of Financial Condition at September 30, 2007 and December 31, 2006
-----------------------------------------------------------------------------

General
-------

Total assets increased from $607.8 million at December 31, 2006 to $609.2 million at September 30, 2007. Total net loans increased by $22.7 million, from $422.4 million to $445.1 million. Deposits decreased from $424.0 million at December 31, 2006 to $399.8 million at September 30, 2007.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents decreased by $880,000, from $22.4 million at December 31, 2006 to $21.5 million at September 30, 2007. A decrease in cash deposits of $8.1 million was partially offset by an increase in the balance of federal funds sold of $7.6 million. Management is investing cash not used for loan growth in overnight investments to maximize investment returns.

Investment Portfolio
--------------------

The main objectives of our investment portfolio are to achieve a competitive rate of return over a reasonable time period and to provide liquidity. Our total investment portfolio decreased from $137.1 million at December 31, 2006 to $114.7 million at September 30, 2007, a decrease of $22.3 million, or 16.3%. The decrease is the result of the maturity, calls, paydowns and sales of certain obligations of government-sponsored enterprises, state and municipal obligations and mortgage-backed securities. Those funds were used to provide liquidity for current loan growth. The current investment strategy is to reduce the investment portfolio through normal paydowns and maturities and selected investment sales and reinvest these funds into higher yielding loans. Our investment policy also permits investments in mortgage-backed securities, usually having a longer weighted average life. Our investment policy, however, limits the duration of the aggregate investment portfolio to 5 years. At September 30, 2007, the portfolio duration was 3.2 years. We do not purchase investments with imbedded derivative characteristics, or free-standing derivative instruments such as swaps, options, or futures.

Securities Held to Maturity

The held-to-maturity portfolio consists of mortgage-backed securities and securities issued by states and municipalities. Held-to-maturity securities decreased from $24.6 million at December 31, 2006 to $20.7 million at September 30, 2007. Management has designated the mortgage-backed securities to secure advances from the FHLB. We have the positive intent and ability to hold these securities to maturity.

The following table shows the amortized cost basis and fair value of securities held to maturity at September 30, 2007 and December 31, 2006.

                                      September 30, 2007     December 31, 2006
                                     --------------------   --------------------
                                     Amortized     Fair     Amortized     Fair
                                        Cost       Value       Cost       Value
                                     --------------------   --------------------
                                                    (In thousands)

State and municipal obligations       $ 3,983     $ 4,040    $ 5,001     $ 5,069
Mortgage-backed securities             16,690      16,211     19,622      19,150
                                      -------     -------    -------     -------
Total securities held to maturity     $20,673     $20,251    $24,623     $24,219
                                      =======     =======    =======     =======

Securities Available for Sale

Securities not designated as held-to-maturity are designated as available for sale. Although we do not anticipate the sale of these securities, the designation as available for sale allows us the flexibility to alter our investment strategies and sell these securities when conditions warrant. Additionally, marketable equity securities that have no maturity date must be designated as available-for-sale. These securities are carried at fair value. The available-for-sale securities portfolio includes obligations and mortgage-backed securities of government-sponsored enterprises, corporate debt and equity securities. Management sold selected securities from the available for sale portfolio to fund loan growth and purchase new marketable equities during 2007.

The following table shows the amortized cost basis and fair value of securities available for sale at September 30, 2007 and December 31, 2006.

                                      September 30, 2007     December 31, 2006
                                     -------------------   ---------------------
                                     Amortized    Fair     Amortized      Fair
                                        Cost      Value       Cost        Value
                                     -------------------   ---------------------
                                                    (In thousands)

Debt Securities:
  Government-sponsored enterprises    $24,480    $24,398    $ 34,462    $ 33,957
  Corporate                             9,151      8,996       9,221       9,080
  Mortgage-backed                      48,178     48,270      57,946      57,980
                                      -------    -------    --------    --------
    Total debt securities              81,809     81,664     101,629     101,017
Marketable equity securities            3,322      3,568       3,139       3,389
Mutual funds                            1,215      1,190       1,215       1,197
                                      -------    -------    --------    --------
Total securities available for sale   $86,346    $86,422    $105,983    $105,603
                                      =======    =======    ========    ========

Loans
-----

Our loan portfolio consists primarily of residential, multi-family and commercial real estate, construction and land development, commercial, and consumer loans and home equity lines of credit originated primarily in our market area. There are no foreign loans outstanding. Interest rates charged on loans are affected principally by the demand for such loans, the supply of money available for lending purposes and the rates offered by our competitors. Total net loans were 73.1% of total assets at September 30, 2007, as compared to 69.5% of total assets at December 31, 2006.

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

Multi-family and commercial real estate loans totaled $217.7 million and comprised 48.4% of total gross loans at September 30, 2007. At December 31, 2006, the multi-family and commercial real estate loan portfolio totaled $209.2 million, or 49.0% of total gross loans.

Residential Lending

We currently offer fixed-rate, one-to-four family mortgage loans with terms from 10 to 30 years and a number of adjustable-rate mortgage loans with terms of up to 30 years and interest rates which adjust every one or three years from the outset of the loan.

We generally underwrite our residential real estate loans to comply with secondary market standards established by the Federal National Mortgage Association. Although loans are underwritten to standards that make them readily salable, we have chosen not to sell these loans, but to maintain them in portfolio, consistent with our income and interest rate risk management targets.

Residential real estate loans totaled $134.1 million and comprised of 29.8% of total gross loans at September 30, 2007. At December 31, 2006, residential real estate loans totaled $132.4 million, or 31.0% of total gross loans.

Commercial Loans

The commercial loan portfolio consists of loans and lines predominantly collateralized by inventory, furniture and fixtures, and accounts receivable. In assessing the collateral for this type of loan, we apply a 50% liquidation value to inventories; 25% to furniture, fixtures and equipment; and 70% to accounts receivable less than 90 days of invoice date.

Commercial loans totaled $49.8 million and comprised 11.1% of total gross loans at September 30, 2007. At December 31, 2006, the commercial loan portfolio totaled $47.7 million, or 11.2% of total gross loans.

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

Construction loans totaled $31.9 million and comprised 7.1% of total gross loans at September 30, 2007. At December 31, 2006, the construction loan portfolio totaled $21.0 million or 4.9% of total gross loans. As of December 31, 2006, residential construction loans were $3.9 million, while commercial construction loans were $17.1 million. As of September 30, 2007, residential construction loans were $3.4 million, while commercial construction loans were $28.5 million.

Home Equity Lines of Credit

Home equity lines of credit are secured by second mortgages on owner-occupied, one-to-four family residences located in our primary market area. Our home equity lines of credit generally have interest rates, indexed to the Wall Street Journal Prime Rate, that adjust on a monthly basis.

Home equity lines of credit totaled $13.7 million and comprised 4.3% of total gross loans at September 30, 2007. At December 31, 2006, the home equity line of credit portfolio totaled $13.9 million, or 3.3% of total gross loans.

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

Consumer loans totaled $2.5 million at September 30, 2007 and $2.8 million at December 31, 2006 or 0.6% of total gross loans at both dates.

The following table summarizes our loan portfolio by category at September 30, 2007 and December 31, 2006.

                                                                                   Percentage
                                   September 30, 2007    December 31, 2006    Increase/(Decrease)
                                   ------------------    -----------------    -------------------
                                                       (Dollars in thousands)

Real estate mortgage loans:
  Multi-Family and Commercial           $217,724              $209,172                4.09%
  Residential                            134,098               132,381                1.30%
  Construction                            31,907                20,988               52.02%
  Home equity lines of credit             13,674                13,917               -1.75%
Commercial                                49,809                47,736                4.34%
Consumer                                   2,519                 2,766               -8.93%
                                        --------              --------              ------
      Total loans                        449,731               426,960                5.33%
Less: Allowance for loan losses           (4,467)               (4,385)               1.87%
      Net deferred loan fees                (165)                 (205)             -19.51%
                                        --------              --------              ------
      Loans, net                        $445,099              $422,370                5.38%
                                        ========              ========              ======

The increases in the loan portfolio are the result of increased demand across a number of loan categories, primarily construction loans.

The following table presents information with respect to non-performing loans as of the dates indicated.

                                                                September 30, 2007    December 31, 2006
                                                                ------------------    -----------------
                                                                         (Dollars in thousands)

Non-accrual loans                                                     $1,887                 $600
Loans 90 days or more past due and still accruing                        152                    -
                                                                      ------                 ----
  Total non-performing loans                                          $2,039                 $600
                                                                      ======                 ====

Percentage of non-accrual loans to total gross loans                    0.42%                0.14%

Percentage of allowance for loan losses to non-accrual loans           236.7%               730.8%

The $1.9 million in non-accrual loans as of September 30, 2007 consists of $1.6 million of commercial real estate loans, $357,000 of residential real estate loans, and $67,000 of consumer loans. The increase in non-accrual loans is due primarily to one commercial loan with an outstanding balance of $1.0 million, which management reviewed and determined not to be impaired as of September 30, 2007.

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

All watch list loans are individually evaluated for impairment. At September 30, 2007, there were $169,000 of loans which we have determined to be impaired, with a related allowance for loan losses for the full balance outstanding. These loans are 90 days past due, and are, therefore, not accruing at September 30, 2007.

                     Analysis of Allowance for Loan Losses

The table below illustrates the changes in the allowance for loan losses for the periods indicated.

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                        2007         2006
                                                       ------       ------
                                                      (Dollars in thousands)

Balance at beginning of period                         $4,385       $4,333
Charge-offs:
  Real estate mortgage loans:
    Multi-family and commercial                             -            -
    Residential                                           (25)           -
    Home equity lines of credit                             -            -
Commercial                                                  -            -
Consumer                                                    -           (6)
                                                       ------       ------
                                                          (25)          (6)
                                                       ------       ------
Recoveries:
  Real estate mortgage loans:
    Multi-family and commercial                             3            -
    Residential                                             1            -
    Home equity lines of credit                             -            -
Commercial                                                  -            -
Consumer                                                    -            -
                                                       ------       ------
                                                            4            -
                                                       ------       ------
      Net loan charge-offs                                (21)          (6)
Provision for loan losses                                 170           39
Transfer of off-balance sheet credit exposures
 to other liabilities                                     (67)           -
                                                       ------       ------
      Balance at end of period                         $4,467       $4,366
                                                       ======       ======
Allowance for loan losses as a percent of loans          0.99%        1.02%
                                                       ======       ======
Ratio of net loan charge-offs to average
 loans outstanding                                      (0.01)%       0.00%

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

As the composition of the loan portfolio changes and diversifies, a different allowance level may be required. After thorough review and analysis of the adequacy of the loan loss allowance, management recorded a provision for loan losses of $170,000 for the three months ended September 30, 2007, compared to no provision for loan losses for the three months ended September 30, 2006. The provision for the nine months ended September 30, 2007 was also $170,000, compared to $39,000 for the nine months ended September 30, 2006. In 2007, a review of the allowance for loan losses resulted in a reallocation of the allowance based on qualitative factor analysis, the introduction of commercial loan risk ratings in the analysis, and the transfer of the off-balance-sheet component of the allowance to other liabilities. This allowance reallocation contributed to a decrease in the allowance for loan losses as a percentage of total loans outstanding which declined from 1.03% at December 31, 2006 to .99% at September 30, 2007.

The table below shows an allocation of the allowance for loan losses at the dates indicated.

                                September 30, 2007          December 31, 2006
                             -----------------------    ------------------------
                                          Percent of                 Percent of
                                       Loans in Each               Loans in Each
                                        Category to                 Category to
                             Amount     Total Loans     Amount      Total Loans
                             ------    -------------    ------     -------------
                                            (Dollars in thousands)

Commercial                   $  886         11.1%       $  718          11.2%

Real estate construction        329          7.1%          260           4.9%

Real estate mortgage          3,088         81.2%        3,181          83.3%

Consumer                        164          0.6%          226           0.6%
                             ------        -----        ------         -----
                             $4,467        100.0%       $4,385         100.0%
                             ======        =====        ======         =====

Deposits
--------

We solicit deposits from our primary market area using rates and services designed to appeal to customers across a broad spectrum of ages and income levels. We compete for deposit customers with community banks and credit unions, as well as local branches of regional and national banks. Our total deposits decreased from $424.0 million at December 31, 2006 to $399.8 million at September 30, 2007, a decrease of $24.2 million. Customers have shown a preference for higher rate money market products compared to lower rate savings and certificates of deposits. As a result, we had obtained brokered certificates of deposit during prior quarters to offset a decline in our lower cost deposit products. All brokered certificates of deposit totaling $23.3 million matured during the quarter ending September 30, 2007.

The following table presents deposits by category at September 30, 2007 and December 31, 2006.

                                                                                            Percentage
                                            September 30, 2007    December 31, 2006    Increase/(Decrease)
                                            ------------------    -----------------    -------------------
                                                                (Dollars in thousands)

Demand deposits                                  $ 75,231              $ 79,101               -4.89%
NOW                                                58,825                55,071                6.82%
Regular and other savings                          62,787                77,189              -18.66%
Money market deposits                              43,479                24,021               81.00%
                                                 --------              --------              ------
  Total non-certificate accounts                  240,322               235,382                2.10%
                                                 --------              --------              ------
Term certificates of $100,000 or greater           63,429                66,894               -5.18%
Term certificates less than $100,000               96,035               121,730              -21.11%
                                                 --------              --------              ------
  Total certificate accounts                      159,464               188,624              -15.46%
                                                 --------              --------              ------
   Total deposits                                $399,786              $424,006               -5.71%
                                                 ========              ========              ======

Long-Term Borrowings
--------------------

Long-term borrowings consist of advances from the Federal Home Loan Bank which totaled $139.2 million at September 30, 2007, as compared to $119.1 million at December 31, 2006, an increase of $20.2 million or 17%. Management is utilizing advances from the Federal Home Loan Bank in conjunction with investment portfolio paydowns, maturities and sales to fund loan growth and deposit runoff.

Short-Term Borrowings
---------------------

Short term borrowings consist of overnight advances from the Federal Home Loan Bank of Boston. The balance of these advances was $5.0 million as of September 30, 2007.

Comparison of Results of Operations for the Three Months Ended September 30,
----------------------------------------------------------------------------
2007 and 2006
-------------

General
-------

Net income decreased from $1 million or $0.25 per share on a diluted basis, for the three months ended September 30, 2006 to $832,000, or $0.21 per share on a diluted basis, for the three months ended September 30, 2007, a decrease of 20.6%. Net interest and dividend income decreased by $219,000, or 4.7%, to $4.4 million when comparing the three months ended September 30, 2006 and 2007. A provision for loan losses of $170,000 was recorded for the three months ended September 30, 2007, while no provision for loan loss was recorded for the three months ending September 30, 2006. Non-interest income increased by $360,000 or 48.8% from $737,000 to $1.1 million for the three months ended September 30, 2006 and 2007, respectively. Non-interest expense increased by $385,000, or 10.3%, to $4.1 million for the three months ended September 30, 2007.

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

Interest and dividend income increased by $301,000 or 3.5%, from $8.7 million for the three months ended September 30, 2006 to $9.0 million for the three months ended September 30, 2007. This increase is partially attributed to growth in the loan portfolio, as the average balance of loans increased by $5.8 million or 1.3%, as well as a higher yield on the loan portfolio which increased from 6.50% for the three months ended September 30, 2006 to 6.57% for the three months ended September 30, 2007. Also, the increase in Federal Funds sold reflected an increase in the average balance of the outstanding federal funds sold for the three months ended September 30, 2007 compared to the same period in 2006, as a result of maintaining higher balances in liquid assets to fund loans in the pipeline.

Interest Expense
----------------

Total interest expense increased by $520,000 or 12.9%, from $4.0 million for the three months ended September 30, 2006 to $4.5 million for the three months ended September 30, 2007. The increase is primarily due to the migration of deposits to higher cost money market accounts when comparing average balances at September 30, 2006 and 2007, combined with management's strategy to utilize FHLB advances to supplement deposit runoff experienced in 2007. Market interest rates and our own deposit rates have also increased. Interest on deposits increased slightly, by $23,000, to $2.6 million when comparing the three months ended September 30, 2007 and 2006. As a result of the deposit rate increases, the weighted average cost of deposits increased from 2.98% for the three months ended September 30, 2006 to 3.14% for the three months ended September 30, 2007.

Net Interest Margin
-------------------

As a result of the current interest rate environment and our rate increases on deposit accounts, the net interest margin has compressed 24 basis points from 3.32% for the three months ended September 30, 2006 to 3.08 % for the three months ended September 30, 2007. The compression in net interest margin was mostly due to balance sheet growth in an environment with a difficult yield curve and the corresponding compressed margins on loans and investments, combined with intense competition for deposits and increased wholesale funding costs.

The following table sets forth our average assets, liabilities, and stockholders' equity, interest earned and interest paid, average rates earned and paid, net interest spread and the net interest margin for the three months ended September 30, 2007, and 2006. Average balances reported are daily averages.

                                                                     Three Months Ended September 30,
                                           -----------------------------------------------------------------------------------
                                                            2007                                        2006
                                           ---------------------------------------     ---------------------------------------
                                           Average         Interest        Average     Average        Interest         Average
                                           Balance      Income/Expense      Rate       Balance     Income/Expense       Rate
                                           ---------------------------------------     ---------------------------------------
Assets:                                                                  (Dollars in thousands)
-------
Interest earning assets (1)
Loans:
  Commercial                               $ 48,657         $  951           7.75%     $ 50,928        $  984            7.67%
  Commercial real estate                    235,958          4,089           6.88%      229,519         3,864            6.68%
  Residential real estate                   150,521          2,168           5.71%      148,845         2,142            5.71%
  Consumer                                    2,578             38           5.85%        2,660            87           12.98%
                                           -----------------------                     ----------------------
    Total loans                             437,714          7,246           6.57%      431,952         7,077            6.50%
Federal funds sold                           12,241            161           5.22%        2,947            44            5.92%
Taxable debt securities                     109,478          1,373           4.98%      108,547         1,288            4.71%
Tax-exempt debt securities (2)                4,159             69           6.60%        5,654            94            6.59%
Marketable equity securities                  4,808             32           2.64%        4,331            40            3.66%
FHLB stock                                    7,418            118           6.31%        6,415           173           10.70%
Other investments                               650             19          11.60%          650            10            6.11%
                                           -----------------------                     ----------------------
    Total interest earning assets           576,468          9,018           6.21%      560,496         8,726            6.18%
                                                            ------                                     ------
Allowance for loan losses                    (4,302)                                     (4,368)
Deferred loan fees                             (171)                                       (326)
Cash and due from banks                      14,735                                      12,970
Other assets                                 26,733                                      38,009
                                           --------                                    --------
                                           $613,463                                    $606,781
                                           ========                                    ========

Liabilities and Stockholders' Equity:
-------------------------------------
Interest bearing liabilities
  Savings accounts                         $ 65,432         $  168           1.02%     $ 80,255        $  302            1.49%
  NOW accounts                               58,059            294           2.01%       53,506           170            1.26%
  Money market accounts                      39,324            334           3.37%       26,966           182            2.68%
  Time deposits                             170,434          1,843           4.29%      187,837         1,962            4.14%
  FHLB advances                             139,365          1,693           4.82%      106,472         1,196            4.46%
  Subordinated debt                          10,310            217           8.35%       10,310           217            8.35%
                                           -----------------------                     ----------------------
    Total interest bearing liabilities      482,924          4,549           3.74%      465,346         4,029            3.44%
                                                            ------                                     ------
Demand deposits                              76,810                                      75,343
Other liabilities                             2,636                                      16,269
                                           --------                                    --------
    Total liabilities                       562,370                                     556,958
    Total stockholders' equity               51,093                                      49,823
                                           --------                                    --------
                                           $613,463                                    $606,781
                                           ========                                    ========

      Net interest income                                   $4,469                                     $4,697
                                                            ======                                     ======
Net interest spread                                                          2.47%                                       2.74%
                                                                            =====                                       =====
Net interest margin                                                          3.08%                                       3.32%
                                                                            =====                                       =====

(1)   Average balance includes non-accruing loans. The effect of including such loans, although not material, is to reduce the average rate earned on the Company's loans.
(2)   On a fully taxable basis based on tax rate of 35.0% for 2007 and 2006. Interest income on investments and net interest income includes a fully taxable equivalent adjustment of $24,000 in 2007 and $33,000 in 2006.

                                                               25

The following table presents the changes in components of net interest income for the three months ended September 30, 2007 and 2006, which are the result of changes in interest rates and the changes that the result of changes in volume of the underlying asset or liability. Changes that are attributable to the changes in both rate and volume have been allocated equally to rate and volume.

                                  Three Months Ended September 30,
                                 2007 vs. 2006 Increase (Decrease)
                                 ---------------------------------
                                  Total       Due to      Due to
                                  Change      Volume       Rate
                                 ---------------------------------
                                           (In thousands)

Commercial loans                  $ (33)       $(44)      $  11
Commercial real estate              225         108         117
Residential real estate              26          24           2
Consumer loans                      (49)         (3)        (46)
Federal funds sold                  117         139         (22)
Taxable debt securities              85          11          74
Tax-exempt debt securities          (25)        (25)          -
Marketable equity securities         (8)          4         (12)
FHLB Stock                          (55)         27         (82)
Other investments                     9           -           9
                                  -----------------------------
  Total interest income             292         241          51
                                  -----------------------------

Savings accounts                   (134)        (56)        (78)
NOW accounts                        124          14         110
Money market accounts               152          83          69
Time deposits                      (119)       (182)         63
FHLB advances                       497         370         127
Subordinated debt                     -           -           -
                                  -----------------------------
  Total interest expense            520         229         291
                                  -----------------------------
    Net interest income           $(228)       $ 12       $(240)
                                  =============================

Provision for Loan Losses
-------------------------

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. In 2007, a review of the allowance for loan losses resulted in a reallocation of the allowance based on qualitative factor analysis, the introduction of commercial loan risk ratings in the analysis, and the transfer of the off-balance-sheet component of the allowance to other liabilities. Management recorded a provision for loan losses of $170,000 for the three months ended September 30, 2007. Included in the determination of the provision amount are two loans with outstanding balances of $157,000 and $12,000 that management determined to be impaired as of September 30, 2007. A loan loss reserve for the full outstanding balance has been allocated to the two impaired loans. No provision for loan losses was recorded for the three months ended September 30, 2006.

Non-Interest Income
-------------------

Non-interest income increased from $737,000 for the three months ended September 30, 2006 to $1.1 million for the three months ended September 30, 2007, an increase of $360,000 or 48.8%. The gain on the sale of available-for-sale securities was $377,000 for the three months ended September 30, 2007, compared to a gain of $19,000 for the three months ended September 30, 2006, an increase of $358,000. In 2007, after reviewing the investment market and the investment portfolio, management determined that the sale of certain securities to realize market appreciation and provide liquidity was appropriate. Service charges on deposit accounts decreased $24,000, or 6.4%, to $349,000 due to a change in fees on dormant accounts. Other income increased from $238,000 for the three months ended September 30, 2006 to $245,000 for the three months ended September 30, 2007, an increase of 2.9%, due to growth in ATM and debit card income.

Non-Interest Expense
--------------------

Non-interest expense increased by $385,000 to $4.1 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, an increase of 10.3%. Salaries and employee benefits increased by $367,000 or 18%, from $2.0 million for the three months ended September 30, 2006 to $2.4 million for the three months ended September 30, 2007. The increase in salaries and benefits was primarily attributable to increased salary and benefit accruals related to the implementation of certain supplemental retirement plans and stock awards, offset by a decline of $100,000 in pension expense due to fewer settelements in 2007 compared to 2006.

Professional fees decreased $67,000 as a result of the non-recurrence of various accounting and regulatory matters that occurred during the three months ended September 30, 2006. Marketing expense increased $20,000 to $106,000 for the three months ended September 30, 2007 from $86,000 for the three months ended September 30, 2006. This increase is attributable to continued support of our rebranding initiative and a new deposit product. Data processing expenses increased $24,000 from $221,000 for the three months ended September 30, 2006 to $245,000 for the three months ended September 30, 2007. The increase was primarily due to pricing and volume increases. Other expenses increased $20,000 or 3.8% from $531,000 for the three months ended September 30, 2006 to $551,000 for the three months ended September 30, 2007, due to general cost increases for these items.

Provision for Income Taxes
--------------------------

Income before income taxes was $1.2 million for the three months ended September 30, 2006 as compared to $1.7 million for the three months ended September 30, 2007. The provision for income taxes totaled $417,000 and $615,000 for the quarters ended September 30, 2007 and 2006, respectively, representing effective tax rates of 33.4% and 37.0%, respectively. The lower effective tax rate is due primarily to an increase in investment income at the Company's securities corporations, which receive favorable state tax treatment.

Comparison of Results of Operations for the Nine months ended September 30,
---------------------------------------------------------------------------
2007 and 2006
-------------

General
-------

Net income decreased from $2.6 million, or $0.62 per share on a diluted basis, for the nine months ended September 30, 2006 to $2.5 million, or $0.62 per share on a diluted basis, for the nine months ended September 30, 2007, a decrease of 3.1%. Net interest and dividend income decreased by $625,000, or 4.6%, to $13.0 million, when comparing the nine months ended September 30, 2006 and 2007. A provision for loan losses of $170,000 was recorded for the nine months ended September 30, 2007 while $39,000 was recorded for the same nine month period in 2006. Non-interest income increased by $658,000 or 33.2% from $2.0 million to $2.6 million for the nine months ended September 30, 2006 and 2007, respectively. Non-interest expense increased by $229,000, or 2.0%, to $11.7 million for the nine months ended September 30, 2007, from $11.4 million for the nine months ended September 30, 2006.

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

Interest and dividend income increased by $2.0 million or 8.0%, from $24.6 million for the nine months ended September 30, 2006 to $26.5 million for the nine months ended September 30, 2007. This increase is partially attributed to both growth in the loan portfolio, as the average balance of loans increased by $10.9 million or 2.6%, as well as a higher yield on the loan portfolio which increased from 6.37% for the nine months ended September 30, 2006 to 6.55% for the nine months ended September 30, 2007. These increases were related principally to commercial and total real estate loans. Also, interest and dividends on investments and Federal Funds sold increased by $813,000 for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The increase in interest and dividends on investments reflected a higher yield on the components of the investment portfolio combined with an increase in the average balance of the portfolio for the nine months ended September 30, 2007 compared to the same period in 2006. In addition, dividends received from the FHLB increased by $93,000 for the nine months ended September 30, 2007 compared to the same period in 2006, due to an increase in the average balance of FHLB stock, from $6.3 million in 2006 to $7.2 million in 2007, as well as an increase in the rate earned.

Interest Expense
----------------

Total interest expense increased by $2.6 million or 23.5%, from $11.0 million for the nine months ended September 30, 2006 to $13.5 million for the nine months ended September 30, 2007. The increase is due to both increased deposit and borrowing levels and higher interest rates. Management's strategy is to utilize increased FHLB borrowings as a funding source for loan growth, in addition to investment cash flows. Average outstanding borrowings from the FHLB increased from $109.5 million to $135.2 million when comparing the nine months ended September 30, 2006 and September 30, 2007. Market interest rates and our own deposit rates have increased. Interest on deposits increased by $1.2 million or 18.4% when comparing the nine months ended September 30, 2007 and 2006. As a result of the rate increases, the weighted average cost of deposits increased from 2.66% for the nine months ended September 30, 2006 to 3.17% for the nine months ended September 30, 2007.

Net Interest Margin
-------------------

As a result of the current interest rate environment, an increase in average outstanding borrowings, rate increases on borrowings and on deposit accounts, the net interest margin has compressed 29 basis points from 3.32% for the nine months ended September 30, 2006 to 3.03% at September 30, 2007. The compression in net interest margin was mostly due to balance sheet growth in an environment with a difficult yield curve and the corresponding compressed margins on loans and investments, combined with intense competition for deposits and increased wholesale funding costs.

The following table sets forth our average assets, liabilities, and stockholders' equity, interest earned and interest paid, average rates earned and paid, net interest spread and the net interest margin for the nine months ended September 30, 2007, and 2006. Average balances reported are daily averages.

                                                                     Nine Months Ended September 30,
                                           -----------------------------------------------------------------------------------
                                                            2007                                        2006
                                           ---------------------------------------     ---------------------------------------
                                           Average         Interest        Average     Average         Interest        Average
                                           Balance      Income/Expense      Rate       Balance      Income/Expense      Rate
                                           -----------------------------------------------------------------------------------
Assets:                                                                   (Dollars in thousands)
-------
Interest earning assets (1)
Loans:
  Commercial                               $ 51,090        $ 3,087          8.08%      $ 46,611        $ 2,643          7.58%
  Commercial real estate                    231,021         11,659          6.75%       229,006         11,183          6.53%
  Residential real estate                   150,145          6,454          5.75%       145,864          6,208          5.69%
  Consumer                                    2,684            120          5.98%         2,592            163          8.41%
                                           -------------------------------------       -------------------------------------
    Total loans                             434,940         21,320          6.55%       424,073         20,197          6.37%
Federal funds sold                            9,473            376          5.31%         2,811            109          5.14%
Taxable debt securities                     114,498          4,202          4.91%       109,321          3,683          4.51%
Tax-exempt debt securities (2)                4,319            215          6.67%         6,057            302          6.66%
Marketable equity securities                  5,536            102          2.46%         4,347            112          3.44%
FHLB stock                                    7,190            349          6.49%         6,341            256          5.40%
Other investments                               650             44          9.05%           650             27          5.55%
                                           -------------------------------------       -------------------------------------
    Total interest earning assets           576,606         26,608          6.17%       553,600         24,686          5.96%
                                                           -------                                     -------
Allowance for loan losses                    (4,330)                                     (4,361)
Deferred loan fees                             (191)                                       (329)
Cash and due from banks                      14,759                                      12,958
Other assets                                 26,647                                      26,234
                                           --------                                    --------
                                           $613,491                                    $588,102
                                           ========                                    ========

Liabilities and Stockholders' Equity:
-------------------------------------
Interest bearing liabilities
  Savings accounts                         $ 70,278        $   665          1.27%      $ 82,533        $   830          1.34%
  NOW accounts                               55,235            653          1.58%        55,633            531          1.28%
  Money market accounts                      31,745            707          2.98%        26,921            440          2.19%
  Time deposits                             181,709          6,005          4.42%       175,866          4,982          3.79%
  FHLB advances                             135,239          4,862          4.81%       109,447          3,561          4.35%
  Subordinated debt                          10,310            642          8.33%        10,310            612          7.94%
                                           -------------------------------------       -------------------------------------
    Total interest bearing liabilities      484,516         13,534          3.73%       460,710         10,956          3.18%
                                                           -------                                     -------
Demand deposits                              74,587                                      74,334
Other liabilities                             2,580                                      12,641
                                           --------                                    --------
    Total liabilities                       561,683                                     547,685
    Total stockholders' equity               51,808                                      40,417
                                           --------                                    --------
                                           $613,491                                    $588,102
                                           ========                                    ========
      Net interest income                                  $13,074                                     $13,730
                                                           =======                                     =======
Net interest spread                                                         2.45%                                       2.78%
                                                                            ====                                        ====
Net interest margin                                                         3.03%                                       3.32%
                                                                            ====                                        ====

(1)   Average balance includes non-accruing loans. The effect of including such loans, although not material, is to reduce the average rate earned on the Company's loans.
(2)   On a fully taxable basis based on tax rate of 35.0% for 2007 and 2006. Interest income on investments and net interest income includes a fully taxable equivalent adjustment of $75,000 in 2007 and $106,000 in 2006.

                                                               30

The following table presents the changes in components of net interest income for the nine months ended September 30, 2007 and 2006, which are the result of changes in interest rates and the changes that the result of changes in volume of the underlying asset or liability. Changes that are attributable to the changes in both rate and volume have been allocated equally to rate and volume.

                                  Nine Months Ended September 30,
                                 2007 vs. 2006 Increase (Decrease)
                                 ---------------------------------
                                  Total       Due to      Due to
                                  Change      Volume       Rate
                                 -------------------------------
                                 (In thousands)

Commercial loans                  $  444      $  262      $  182
Commercial real estate               476         101         375
Residential real estate              246         183          63
Consumer loans                       (43)          5         (48)
Federal funds sold                   267         260           7
Taxable debt securities              519         185         334
Tax-exempt debt securities           (87)        (87)          -
Marketable equity securities         (10)         26         (36)
FHLB Stock                            93          38          55
Other investments                     17           -          17
                                  ------------------------------
  Total interest income            1,922         973         949
                                  ------------------------------

Savings accounts                    (165)       (121)        (44)
NOW accounts                         122          (3)        125
Money market accounts                267          94         173
Time deposits                      1,023         181         842
FHLB advances                      1,301         883         418
Subordinated debt                     30           -          30
                                  ------------------------------
  Total interest expense           2,578       1,034       1,544
                                  ------------------------------
    Net interest income           $ (656)     $  (61)     $ (595)
                                  ==============================

Provision for Loan Losses
-------------------------

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. In 2007, a review of the allowance for loan losses resulted in a reallocation of the allowance based on qualitative factor analysis, the introduction of commercial loan risk ratings in the analysis, and the transfer of the off-balance-sheet component of the allowance to other liabilities. Due to the growth and change in the composition of the loan portfolio and a slight deterioration of credit quality, management deemed it prudent to provide $170,000 for possible loan losses for the nine months ended September 30, 2007 as compared to a provision of $39,000 for the nine months ended September 30, 2006. Included in the determination of the provision amount are two loans with outstanding balances of $157,000 and $12,000 that management determined to be impaired as of September 30, 2007. A loan loss reserve for the full outstanding balance has been allocated to the two impaired loans.

Non Interest Income
-------------------

Non-interest income increased from $2.0 million for the nine months ended September 30, 2006 to $2.6 million for the nine months ended September 30, 2007, an increase of $658,000 or 33.2%. The increase was mainly due to the gain on the sale of available-for-sale securities which changed from a loss of $150,000 for the nine months ended September 30, 2006 to a gain of $516,000 for the nine months ended September 30, 2007, an increase of $666,000. In 2007, after reviewing the investment market and the investment portfolio, management determined that the sale of certain securities to realize market appreciation and provide additional liquidity was appropriate. In 2006, the Company restructured the investment portfolio by selling $14.5 million of low-yielding obligations of government sponsored enterprises, resulting in realized losses of $176,000 during the quarter ending June 30, 2006.

Service charges on deposit accounts were $1.0 million for the nine months ended September 30, 2006 September 30, 2007. Other income decreased $32,000, or 4.1%, from $779,000 for the nine months ended September 30, 2006 to $747,000 for the nine months ended September 30, 2007. This was the result of decreased volumes of sales of non-deposit investment products combined with a changed sales environment. The Company formerly recorded gross income on sales, whereas in 2007 the function has been outsourced, and the Company now records income net of commissions and other expenses.

Non-Interest Expense
--------------------

Non-interest expense increased from $11.4 million for the nine months ended September 30, 2006 to $11.7 million for the nine months ended September 30, 2007, an increase of $229,000 or 2.0%. Salaries and employee benefits was $6.4 million for the nine months ended September 30, 2006 and September 30, 2007. Staff reductions and a reduction in pension expense on a comparable nine month basis were offset by increased salary and benefit accruals related to the implementation of certain supplemental retirement plans and stock awards. Staff reductions resulted primarily from outsourcing the Company's core item processing, back office proof operations and internal audit in 2006. Pension expense decreased due to $241,000 of expense for settlement accounting recognized on the Bank's defined benefit pension plan in 2006, compared to $38,000 in 2007.

Professional fees decreased $275,000 as a result of the non-recurrence of various accounting and regulatory matters that occurred during the nine months ended September 30, 2006. Marketing expense increased $161,000 to $434,000 for the nine months ended September 30, 2007 from $273,000 for the nine months ended September 30, 2006, reflecting continued support of our rebranding initiative and the launch of a new deposit product in 2007. Data processing expenses increased $398,000 from $420,000 for the nine months ended September 30, 2006 to $818,000 for the nine months ended September 30, 2007. The increase was primarily due to expenses associated with outsourced core processing, item processing and statement rendering functions that were done in-house until May of 2006. Other expenses decreased $73,000 or 4.4% from $ 1.7 million for the nine months ended September 30, 2006 to $1.6 million for the nine months ended September 30, 2007, due primarily to reduced Board committee meeting expenses.

Provision for Income Taxes
--------------------------

Income before income taxes was $3.8 million for the nine months ended September 30, 2007 as compared to $4.1 million for the nine months ended September 30, 2006. The provision for income taxes totaled $1.3 million and $1.6 million for the nine months ended September 30, 2007 and 2006, respectively, representing effective tax rates of 34.3% and 37.6%, respectively. The lower effective tax rate is primarily due to an increase in interest income at the Company's securities corporations, which receive favorable state tax treatment.

Capital
-------

At September 30, 2007, our total stockholders' equity was $51.4 million, an increase of $198,000 from $51.2 million at December 31, 2006. Additions consisted primarily of net income of $2.5 million for the nine months ended September 30, 2007. Common stock issued and outstanding is 4,009,353 shares at September 30, 2007, and 4,102,242 shares at December 31, 2006, a decrease of 92,889 shares. The decrease in outstanding shares is due to several transactions, including the repurchase of 121,831 shares of common stock under our stock repurchase program and the purchase of 12,723 shares for our stock award plan, offset by the issuance of 15,665 shares under the Company's dividend reinvestment plan, the exercise of 18,000 stock options and the vesting of 8,000 restricted shares.

Under the requirements for Risk Based and Leverage Capital of the federal banking agencies, a minimum level of capital will vary among banks based on safety and soundness of operations. Risk Based Capital ratios are calculated with reference to risk-weighted assets, which include both on and off balance sheet exposure.

In addition to meeting the required levels, the Company's and the Bank's capital ratios meet the criteria of the well-capitalized category established by the federal banking agencies as of September 30, 2007 and at December 31, 2006. The Tier I Capital leverage ratio and Tier I Capital to risk weighted assets ratio for the Company are 9.74% and 12.91%, respectively, at September 30, 2007. The Company's Tier I Capital leverage ratio and Tier I Capital to risk weighted assets ratio at December 31, 2006 were 9.90% and 14.18%, respectively. The Tier I Capital leverage ratio and Tier I Capital to risk weighted assets ratio for the Bank are 8.26% and 10.87%, respectively, at September 30, 2007. The Bank's Tier I Capital leverage ratio and Tier I Capital to risk weighted assets ratio at December 31, 2006 were 8.78% and 12.60%, respectively.

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

Management seeks to promote deposit growth while controlling cost of funds. Sales-oriented programs to attract new depositors and the cross-selling of various products to its existing customer base are currently in place. Management reviews, on an ongoing basis, possible new products, with particular attention to products and services, which will aid in retaining our deposit base.

Our investment securities portfolio provides us with liquidity. Our policy of purchasing shorter-term debt securities reduces market risk in the bond portfolio while providing significant cash flow. For the nine months ended September 30, 2007, cash flow from maturities, calls and pay-downs of securities was $17.4 million, proceeds from sales of securities totaled $11.3 million, compared to maturities, calls and pay-downs of securities of $7.8 million, and proceeds from sales of securities of $15.4 million for the nine months ended September 30, 2006. Purchases of securities totaled $8.5 million and $35.7 million for the nine months ended September 30, 2007 and September 30, 2006, respectively.

Amortization and pay-offs of the loan portfolio also provide us with liquidity. Traditionally, amortization and pay-offs are reinvested into loans. Excess liquidity is invested in federal funds sold and overnight investments at the FHLB.

We also use borrowed funds as a source of liquidity. At September 30, 2007, the Bank's outstanding borrowings from the FHLB were $144.3 million. The Bank has the capacity to borrow an additional $9.2 million from the FHLB as of September 30, 2007. The Bank has the ability to increase this capacity with additional asset pledges. The Bank had obtained brokered certificates of deposits of $23.3 as an additional funding source during the quarter ending June 30, 2007, all of which have matured and were not renewed. Management has no short term plans to obtain additional brokered certificates of deposit. We expect that FHLB borrowings will remain the primary source of additional liquidity. Overnight FHLB borrowings of $5.0 million were outstanding as of September 30, 2007.

Loan originations for the nine months ended September 30, 2007 totaled $92.2 million. Commitments to originate loans at September 30, 2007 were $21.1 million, excluding unadvanced construction funds totaling $13.4 million, unadvanced commercial lines of credit totaling $26.4 million, unadvanced home equity lines totaling $16.4 million and $614,000 due on uncompleted commercial real estate. Management believes that adequate liquidity is available to fund loan commitments utilizing deposits, loan amortization, maturities of securities, or borrowings.

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

The following table reflects our estimated exposure as a percentage of net interest income and the change in basis points for the next twelve months, assuming an immediate change in interest rates set forth below:

       Rate Change       Estimated Exposure as a Percentage         Change
      (Basis Points)           of Net Interest Income           (Basis Points)
      ------------------------------------------------------------------------

           +200                       -11.49%                       (22)
           -200                         6.15%                        12

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

      Rate Change       Economic Value     Change from
     (Basis Points)       of Equity        Flat Rates
     -------------------------------------------------

          Flat              13.07%             N/A
          +200              11.94%           -1.13%
          -200              13.68%            0.61%

                                     ITEM 4

                            CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2007 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure. In connection with the rules regarding disclosure and control procedures, we intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

                                    ITEM 1A

RISK FACTORS

There have been no material changes to the risk factors previously disclosed in
Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, except for the following risks associated with our pending merger with Independent Bank Corp:

      * The merger is subject to a number of contingencies, including approval by our shareholders, the receipt of required regulatory approvals and other customary closing conditions, each of which must either be satisfied or waived prior to the closing.
      * Our stock price may fluctuate prior to the completion of the merger due to (1) market assessments regarding the expected timing of the merger and risks related to completion of the merger, and (2) the trading price of Independent Bank Corp. common stock, as the value of the merger consideration to be received by our shareholders at the closing is based, in part, on the value of Independent Bank Corp. common stock.
      * If the merger is not completed, our stock price will be subject to decline to the extent that the current trading price reflects a market assumption that the merger will be completed.
      * We could lose important personnel as a result of the departure of employees who decide to pursue other opportunities in light of the proposed merger.
      * We have and will continue to incur significant expenses related to the merger prior to its closing, which must be paid even if the merger is not completed.
      * Depending upon the circumstances, we may be obligated to pay Independent Bank Corp. a termination fee of $3.5 million under the terms of the merger agreement.
      * The merger agreement with Independent Bank Corp. also imposes restrictions on our ability to conduct our business prior to the completion of the merger, which could potentially leave us unable to respond effectively to competitive pressures, industry developments and future opportunities or may otherwise harm its financial condition or results of operations.

                                     ITEM 2

          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides certain information with respect to our purchase of our common stock during the quarter ended September 30, 2007.

----------------------------------------------------------------------------------------------------------------------------
                                                                            (c) Total Number of      (d) Maximum Number (or
                                                (a) Total                   Shares Purchased as    Approximate Dollar Value)
                                                Number of    (b) Average      Part of Publicly     of Shares that may yet be
                                                  Shares     Price Paid      Announced Plans or    Purchased under the Plans
                   Period                       Purchased     per Share         Programs (1)            or Programs (1)
----------------------------------------------------------------------------------------------------------------------------
July 1, 2007 through July 31, 2007                26,875        $16.10             26,875                    56,762
----------------------------------------------------------------------------------------------------------------------------
August 1, 2007 through August 31, 2007                 -        $    -                  -                    56,762
----------------------------------------------------------------------------------------------------------------------------
September 1, 2007 through September 30, 2007           -        $    -                  -                    56,762
----------------------------------------------------------------------------------------------------------------------------
    Total                                         26,875        $16.10             26,875                    56,762
----------------------------------------------------------------------------------------------------------------------------

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

None

                                     ITEM 6

EXHIBITS

Exhibits: See exhibit index.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SLADE'S FERRY BANCORP.
                                        -----------------------------------
                                        (Registrant)


November 14, 2007                       /s/ Mary Lynn D. Lenz
-----------------------                 -----------------------------------
(Date)                                  Mary Lynn D. Lenz
                                        President
                                        Chief Executive Officer
                                        (Principal Executive Officer)


November 14, 2007                       /s/ Deborah A. McLaughlin
-----------------------                 -----------------------------------
(Date)                                  Deborah A. McLaughlin
                                        Executive Vice President
                                        Chief Financial Officer &
                                        Chief Operations Officer
                                        (Principal Financial and Accounting
                                        Officer)

                                 EXHIBIT INDEX

Exhibit No.     Description                                                                        Item
-----------     -----------                                                                        ----

2.1             Agreement Plan of Merger dated as of October 11, 2007 by and among Independent      (1)
                Bank Corp., Rockland Trust Company, Slade's Ferry Bancorp and
                Slades Ferry Trust Company

3.1             Amended and Restated Articles of Incorporation of Slade's Ferry Bancorp.            (2)

3.2             Amended and Restated Bylaws of Slade's Ferry Bancorp.                               (3)

3.3             Articles of Amendment to the Amended and Restated Articles of Incorporation         (4)
                of Slade's Ferry Bancorp

10.1            Slade's Ferry Bancorp. 1996 Stock Option Plan, as amended                           (5)

10.2            Amended and Restated Supplemental Executive Retirement Agreement between            (6)
                Slade's Ferry Bancorp. and Manuel J. Tavares

10.3            Amended and Restated Supplemental Executive Retirement Agreement between            (7)
                Slade's Ferry Bancorp. and Mary Lynn D. Lenz

10.4            Employment Agreement between Slade's Ferry Bancorp. and Mary Lynn D. Lenz           (8)

10.5            Employment Agreement between Slade's Ferry Bancorp. and Deborah A. McLaughlin       (9)

10.6            Employment Agreement between Slade's Ferry Bancorp. and Manuel J. Tavares          (10)

10.7            Form Change of Control Agreement                                                   (11)

10.8            Severance Pay Plan                                                                 (12)

10.9            Slade's Ferry Bancorp. 2004 Equity Incentive Plan                                  (13)

10.10           Form of Amendment to Directors' Supplemental Retirement Program for                (14)
                Non-Employee Directors

11.1            Statement Regarding Computation of Per Share Earnings

31.1            Rule 13a-14(a)/15d-14(a) Certification of the CEO

31.2            Rule 13a-14(a)/15d-14(a) Certification of the CFO

32.1            Section 1350 Certification of the CEO

32.2            Section 1350 Certification of the CFO

--------------------
(1)   Incorporated by reference to the Registrant's Form 8-K filed on October 12, 2007.
(2)   Incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with the
      Commission on April 14, 1997.
(3)   Incorporated by reference to the Registrant's Form 8-K filed with the Commission on June 26, 2006.
(4)   Incorporated by reference to the Registrant's Form 8-K filed with the Commission on December 21,
      2004.
(5)   Incorporated by reference to the Registrant's Form 10-Q/A for the quarter ended June 30, 1999.
(6)   Incorporated by reference to the Registrant's Form 8K filed with the Commission on July 18, 2007.
(7)   Incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K filed on August 24, 2007.
(8)   Incorporated by reference to Exhibit 10.11 to the Registrant's Form 10-Q/A for the quarter ended
      June 30, 2004.
(9)   Incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-Q/A for the quarter ended
      September 30, 2004.
(10)  Incorporated by reference to Exhibit 10.8 to the Registrant's Form 10-Q/A for the quarter ended
      September 30, 2004.
(11)  Incorporated by reference to the Registrant's Form 8-K filed with the Commission on January 13,
      2005.
(12)  Incorporated by reference to the Registrant's Form 8-K filed with the Commission on January 14,
      2005.
(13)  Incorporated by reference to Appendix C to the Registrant's Proxy Statement filed on April 9, 2004
(14)  Incorporated by reference to the Registrant's Form 8-K filed with the Commission on December 22,
      2006.